Form 10-K
period 1993-12-31
POTLATCH CORP
filed 1994-03-23
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                     Commission File
December 31, 1993                                             Number 1-5313
                                    POTLATCH

                              Potlatch Corporation

A Delaware Corporation                              (IRS Employer Identification
                                                              Number 82-0156045)

                               One Maritime Plaza
                         San Francisco, California 94111
                            Telephone (415) 576-8800

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                          on which registered


Common Stock,                                            New York Stock Exchange
  ($1 par value)                                         Pacific Stock Exchange
                                                         Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1994, was approximately $1,222 million.

The number of shares of common stock outstanding as of January 31, 1994:
29,207,946 shares of Common Stock, par value of $1 per share.

                      Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1994 annual meeting of stockholders are incorporated by reference in Part III hereof.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Index to 1993 Form 10-K



                                                                         Page
                                                                        Number

PART I
   ITEM   1.   Business                                                 2 - 4
   ITEM   2.   Properties                                                   5
   ITEM   3.   Legal Proceedings                                            6
   ITEM   4.   Submission of Matters to a Vote of Security Holders          6
   Executive Officers of the Registrant                                 6 - 7

PART II
   ITEM   5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters                                8
   ITEM   6.   Selected Financial Data                                      8
   ITEM   7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8
   ITEM   8.   Financial Statements and Supplementary Data                  8
   ITEM   9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        9

PART III
   ITEM  10.   Directors and Executive Officers of the
                 Registrant                                                 9
   ITEM  11.   Executive Compensation                                       9
   ITEM  12.   Security Ownership of Certain Beneficial
                 Owners and Management                                      9
   ITEM  13.   Certain Relationships and Related Transactions               9

PART IV
   ITEM  14.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                        9

SIGNATURES                                                                 10

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                   11

EXHIBIT INDEX                                                         38 - 40

                                    PART I

ITEM 1.  Business

General

      Potlatch Corporation (the "company"), incorporated in 1903, is an integrated forest products company with substantial timber resources. It is engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and other pulp-based products. Its timberlands and all of its manufacturing facilities are located within the continental United States.

      Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the company's industry segments for 1991-1993 is included in Note 12 to the financial statements on pages 31-32 of this report.

Fiber Resources

      The principal source of raw material used in the company's operations is timber, obtained from its own timberlands and purchased on the open market. The company owns in fee approximately 1.5 million acres of timberland: 504,000 acres in Arkansas, 678,000 acres in Idaho and 318,000 acres in Minnesota. In addition, the company is developing 10,000 acres in Oregon as a hybrid poplar tree farm for pulp fiber.

      The amount of timber harvested in any one year from company-owned lands varies according to the requirements of sound forest management, as well as the supply of timber available for purchase on the open market. By use of forestry and silviculture techniques and other forest management practices, the company seeks to increase the volume of wood fiber available from its timberlands and to provide for a continuous supply of wood fiber in the future. In most cases, the cost of timber from company land is substantially less than that of timber obtained on the open market.

      The company's fee lands provided approximately 57 percent of its sawlogs and plywood logs in 1993 and an average of 64 percent over the past five years. Including the raw materials used for pulp and oriented strand board, the percentages decline to 36 percent for 1993 and 39 percent for the past five years. Additional logs were obtained principally under cutting contracts from lands owned by federal, state and local governments and, to a lesser extent, from private purchases. Such cutting contracts cover areas of varying size and generally have terms ranging from a few months to several years. The company enters into many such contracts each year. At December 31, 1993, the market value of uncut timber remaining under timber cutting contracts approximated $95.4 million. The company is not unconditionally obligated for that amount on such contracts and uncut timber values are subject to change depending on the on the market value at time of harvest.

      At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed largely due to environmental pressures. Although this trend has had a favorable effect on earnings for the company as a whole, it has had an adverse effect on wood costs for the Lewiston, Idaho, pulp mill. The company has implemented plans to develop additional fiber supplies, primarily hybrid poplar, for this mill. The long-term effect of this trend on company earnings cannot be predicted.

      The company assumes substantially all risk of loss from fire and other hazards on the standing timber it owns, as do most owners of timber tracts in the United States.

Wood Products

      The company manufactures and markets oriented strand board, plywood, particleboard, lumber and other wood products. These products are sold through the company's sales offices primarily to wholesalers for nationwide distribution.

      To produce these solid wood products, the company owns and operates several manufacturing facilities in Arkansas, Idaho and Minnesota. A description of these facilities is included under Item 2 of this report.

      The forest products industry is highly competitive, and the company competes with substantially larger forest products companies and companies which manufacture substitutes for wood and wood fiber products. For both lumber and plywood products, the company's share of the market is not significant to the total U. S. market for these products. However, the company does have a significant market share of oriented strand board, which is a product that competes with plywood. The company's principal methods of competing are product quality, service and price.

Printing Papers

      The company produces coated free sheet printing papers at facilities in Minnesota. A description of these facilities is included under Item 2 of this report.

      Pulp for the paper mills is supplied primarily by the company's bleached kraft pulp mill in Minnesota and secondarily by purchases of market pulp, including recycled pulp. Coated papers are used for annual reports, showroom catalogs, art reproductions and high quality advertising.

      Printing papers are sold through various company sales offices located in the United States, principally to paper merchants for distribution. Although the company does not consider itself among the larger manufacturers of printing papers, it is one of the nation's leading producers of high-value-added coated papers. The principal methods of competing are product quality, service and price.

Other Pulp-Based Products

      The company produces and sells bleached kraft pulp and paperboard, tissue, toweling and napkins. A description of the facilities used to produce these products is included under Item 2 of this report.

      The company is a major producer of bleached kraft paperboard in the United States. Bleached kraft paperboard is used for the packaging of milk and other foods, pharmaceuticals and toiletries, and for paper cups and file folder stock. The company does not consider itself among the larger national manufacturers of any of its other pulp-based products. However, the company is the leading west coast producer of private label household tissue products. The company's principal methods of competing are product quality, service and price.

      The company produces household tissues which are packaged to order for grocery and drug chains, and club stores as well as for cooperative buying organizations. Facial and bathroom tissues and paper towels and napkins are sold to consumers under customer brand names and, to a minor extent, as generic products and under a Potlatch brand name. These products compete with other private label and generic tissue products as well as advertised brands.

      Methods of sale and distribution of the company's other pulp-based products vary for its several products. The majority of pulp sales are generally through brokers. Late in 1993, the company temporarily discontinued the sale of market pulp and will not reenter the market until significant pricing improvements are possible. The company, in general, maintains domestic sales offices through which it sells paperboard to packaging converters. The majority of international paperboard sales are made through sales representative offices in Japan and Australia. The balance of such sales are made through brokers. Tissue products are sold through food brokers or directly to major retail outlets.

Environment

      The company is subject to federal and state environmental control regulations at its operating facilities. The company endeavors to comply with all environmental regulations and monitors its activities on a regular basis for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $17.0 million during 1993. In addition, the company made expenditures for pollution control facilities as part of major mill modernizations and expansions currently underway.

      In late 1993, the Environmental Protection Agency published proposed regulations applicable to the pulp and paper industry. This extensive set of regulations is designed to address both air and water emissions. As proposed, the regulations would require modifications to process equipment and procedures. It is not possible to estimate the aggregate amount of capital expenditures or operating costs which might be required in the future to comply with environ-mental regulations. However, the company does not expect that such compliance costs would have a material adverse effect on its competitive position.

Employees

      As of December 31, 1993, the company had approximately 7,000 employees. Late in 1993, following completion of a $400.0 million modernization project at the Lewiston, Idaho, pulp and paperboard mill, the company announced the potential elimination of up to 200 jobs. Management is in the process of formulating a plan, which is expected to be implemented in the first half of 1994. Labor contracts expiring in 1994 are as follows:

    Contract                                                      Approximate
Expiration Date         Location                  Union        Hourly Employees
     May 8           Wood Products           International             380
                     Southern Division       Woodworkers of
                     Warren, Arkansas        America

    June 15          Northwest Paper         United Paperworkers     1,420
                     Cloquet & Brainerd,     International Union
                     Minnesota               & International
                                             Brotherhood of
                                             Firemen and Oilers

 September 1         Fire Department         United Paperworkers        10
                     Lewiston, Idaho         International Union

                                      -4-

ITEM 2.  Properties

      The principal manufacturing facilities of the company, together with their respective 1993 capacities and production are as follows:

                                            Capacity             Production
  Wood Products
    Oriented Strand Board Plants: (A)
      Bemidji, Minnesota                494,600 m.sq.ft.      490,237 m.sq.ft.
      Cook, Minnesota                   243,000 m.sq.ft.      240,259 m.sq.ft.
      Grand Rapids, Minnesota           350,000 m.sq.ft.      347,647 m.sq.ft.

    Sawmills:
      Prescott, Arkansas                 63,400 m.bd.ft.       63,901 m.bd.ft.
      Warren, Arkansas (B)               69,300 m.bd.ft.       77,481 m.bd.ft.
      Lewiston, Idaho                   115,100 m.bd.ft.      117,966 m.bd.ft.
      St. Maries, Idaho                  77,200 m.bd.ft.       77,255 m.bd.ft.
      Bemidji, Minnesota                 77,900 m.bd.ft.       77,264 m.bd.ft.

    Plywood Plants: (A)
      Jaype, Idaho                      154,600 m.sq.ft.      150,291 m.sq.ft.
      St. Maries, Idaho                 163,500 m.sq.ft.      161,852 m.sq.ft.

    Particleboard Plant: (C)
      Post Falls, Idaho                  64,600 m.sq.ft.       64,290 m.sq.ft.

    Split-Cedar Mill:
      Santa, Idaho                        6,000 m.bd.ft.        4,446 m.bd.ft.

    Hardwood Flooring Plant:
      Stuttgart, Arkansas                 2,600 m.bd.ft.        1,279 m.bd.ft.

  Printing Papers
    Pulp Mill:
      Cloquet, Minnesota                189,700 tons          190,808 tons

    Printing Paper Mills:
      Brainerd, Minnesota               127,900 tons          129,980 tons
      Cloquet, Minnesota                191,900 tons          191,844 tons

  Other Pulp-Based Products
    Pulp Mills:
      Cypress Bend, Arkansas            237,800 tons          224,656 tons
      Lewiston, Idaho                   482,900 tons          395,158 tons

    Bleached Paperboard Mills:
      Cypress Bend, Arkansas            258,600 tons          244,060 tons
      Lewiston, Idaho                   340,600 tons          300,601 tons

    Tissue Mill:
      Lewiston, Idaho                   140,500 tons          130,647 tons

    Tissue Converting Facilities:
      Lewiston, Idaho                   102,800 tons           96,140 tons
      North Las Vegas, Nevada (D)        23,600 tons            8,290 tons

(A) 3/8" Basis
(B) With the completion of the new sawmill and the simultaneous shutdown of the old pine sawmill in early 1994, there will be two facilities with a capacity of approximately 115,900 m.bd.ft.
(C) 3/4" Basis
(D) The North Las Vegas facility began operation in May 1993. Annual operating capacity is presented.

                                      -5-

ITEM 3.  Legal Proceedings

      Since November 1992, the company has been discussing with representatives of the United States Department of Justice and the Environmental Protection Agency ("EPA") alleged violations of the Clean Air Act in connection with an asbestos removal and demolition project at the company's facility in Lewiston, Idaho. The project, which was completed in early 1990, was performed by an independent contractor and its subcontractor, both of which specialized in asbestos abatement. In late 1993, the two agencies and the company exchanged drafts of a proposed Consent Decree which includes injunctive relief and a civil penalty. The company expects to conclude the discussions and enter into the Consent Decree during 1994. The company believes that the independent contractor retained for the project is responsible for any monetary penalties which may be paid by the company.

      In June 1993, the United States EPA, Region 10, requested certain information under section 114 of the Clean Air Act relating to air quality and emission compliance issues at the company's Lewiston, Idaho complex. As a result of the information furnished in late 1993, both the EPA and the Idaho Department of Health and Welfare ("IDHW") informed the company of potential violations of federal and state environmental laws and that any enforcement follow up would be undertaken by the IDHW. The company believes it has legal and equitable defenses to any federal violations. The company has not received sufficient information from the IDHW to be able to determine the specific state violations that may be alleged or the likelihood of their success.

      In August 1993, the company received a Notice of Violation ("NOV") from the United States EPA, Region 5, which alleged that the emissions from the dryers at the company's Grand Rapids, Minnesota, oriented strand board plant exceed the applicable emission limits for particulate matter. The allegations contained in the NOV issued by the EPA arise from the same facts and are the same allegations set forth in a NOV previously issued by the Minnesota Pollution Control Agency ("MPCA"). In early January 1994, the company entered into an agreement with the MPCA, requiring the company to: (a) install two electrostatic precipitators at its Grand Rapids plant, to be in operation no later than September 1, 1994; and (b) pay a civil penalty of $300,000.

      The company believes that the results of any actions taken in any or all of the above matters will not, in the aggregate, have a material adverse effect on the business or financial condition of the company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1993.

Executive Officers of the Registrant

      Information as of March 1, 1994, and for the past five years concerning the executive officers of the company is as follows:

      Richard B. Madden (age 64), elected Chief Executive Officer upon his joining the company in 1971, is Chairman of the Board and Chief Executive Officer. Mr. Madden will retire as Chairman and Chief Executive Officer effective in May 1994, when he reaches the company's mandatory retirement age. He will continue as a member of the Board of Directors. From May 1987 through April 1989, he also served as President. He is a member of the Nominating Committee of the Board of Directors.

      John M. Richards (age 56), first elected an officer in 1972, has served as President and Chief Operating Officer since May 1989. At the February 24, 1994, Board of Directors meeting, Mr. Richards was elected to replace Mr. Madden as Chairman of the Board and Chief Executive Officer effective upon Mr. Madden's retirement in May 1994. Prior to May 1989, he was Executive Vice President, Finance and Administration. He was elected a director of the company effective January 1, 1991. He is a member of the Finance Committee of the Board of Directors.

      L. Pendleton Siegel (age 51), first elected an officer in 1983, has served as Executive Vice President, Pulp-Based Operations and Planning since August 1, 1993. At the February 24, 1994, Board of Directors meeting, Mr. Siegel was elected to replace Mr. Richards as President and Chief Operating Officer effective in May 1994. From March 1992 through July 1993, he was Group Vice President, Pulp and Paperboard. In addition, since October 1990, he has also been responsible for planning and business development. From October 1989 through February 1992, he was Group Vice President, Wood Products. From May 1989 through September 1989, he was Senior Vice President, Finance and Administration. Prior to that he was Senior Vice President, Finance and Treasurer.

      Robert V. Hershey (age 61), was elected an officer in 1993, becoming Vice President, Northwest Paper Division on August 1, 1993. From June 1991 through July 1993, he was an appointed officer serving as Vice President, Manufacturing, Northwest Paper Division. Prior to that he served as Vice President, Manufacturing, for the Northwest Paper Division's Cloquet plant.

      Richard L. Paulson (age 52), first elected an officer in 1992, has served as Vice President, Consumer Products since January 1, 1993. From April 1989 through December 1992, he was an appointed officer serving as Vice President, Manufacturing, for the Northwest Paper Division's Brainerd plant. Prior to that he was production manager for the Brainerd plant.

      George E. Pfautsch (age 58), first elected an officer in 1971, has served as Senior Vice President, Finance and Treasurer since January 1, 1993. From October 1989 through December 1992, he was Senior Vice President, Finance. Prior to that he was Controller.

      Charles R. Pottenger (age 54), first elected an officer in 1991, has served as Group Vice President, Pulp and Paperboard since August 1, 1993. From February 1991 through July 1993, he was Vice President, Northwest Paper Division. Prior to February 1991, he was an appointed officer serving in the following capacities: from September 1989 through January 1991, he was Northwest Paper Division Vice President, Manufacturing; from July 1989 through August 1989, he was Pulp and Paperboard Vice President, Manufacturing; and prior to to that he was Idaho Pulp and Paperboard Division Vice President.

       Thomas J. Smrekar (age 51), first elected an officer in 1992, has served as Group Vice President, Wood Products since March 1992. Prior to March 1992, he was an appointed officer serving as Minnesota Wood Products Division Vice President.

NOTE: The aforementioned officers of the company are elected to hold office until the next annual meeting of the Board of Directors. Each officer holds office until the officer's successor has been duly elected and has qualified or until the earlier of the officer's death, resignation, retirement or removal by the board.

                                   PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                             1993                             1992

Quarter              High             Low             High             Low

   1st              $51.88          $44.25           $48.38          $36.75
   2nd               50.50           40.75            50.00           41.88
   3rd               44.63           38.25            46.00           41.00
   4th               47.75           40.00            47.50           42.75
   Year              51.88           38.25            50.00           36.75


       In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 3,600 common stockholders of record at December 31, 1993.

Quarterly dividend payments per common share for the past two years were:


Quarter                     1993             1992

   1st                    $ .375            $ .35
   2nd                      .375              .35
   3rd                      .375              .35
   4th                      .39               .375
                          ------            ------
                          $1.515            $1.425
                          ======            ======


ITEMS 6, 7 and 8.

      The information called for by Items 6, 7 and 8, inclusive, of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

                                                              Page
                                                             Number

   ITEM 6             Selected Financial Data                    12

   ITEM 7             Management's Discussion
                      and Analysis of Financial
                      Condition and Results of
                      Operations                              12-16

   ITEM 8             Financial Statements and
                      Supplementary Data                      17-37

 ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no circumstances requiring the company to report a change in accountants in connection with a disagreement on accounting or financial disclosure matters.


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

      Information regarding the directors of the company is set forth under the heading "Information with Respect to Nominees for Election and Directors Continuing in Office" on pages 3-5 of the company's definitive proxy statement, dated March 24, 1994, for the 1994 annual meeting of stockholders (the "1994 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4.

ITEM 11.  Executive Compensation

      Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 9-18 of the 1994 Proxy Statement, is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of management, included under the heading "Stock Ownership of Directors and Executive Officers" on pages 7-8 of the 1994 Proxy Statement, is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

      Information set forth under the headings "Executive Compensation and Personnel Policies Committee Interlocks and Insider Participation" and "Certain Transactions" on pages 17-18 of the 1994 Proxy Statement, is incorporated herein by reference.


                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.    Exhibits are listed in the Exhibit Index on pages 38-40 of this Form 10-K.

2. Financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 11 of this Form 10-K.

3.    No reports on Form 8-K were filed for the quarter ended December 31, 1993.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 POTLATCH CORPORATION
                                                     (Registrant)

Date: March 23, 1994                             By Richard B. Madden
                                                    -----------------
                                                    Richard B. Madden
                                                    Chairman of the Board
                                                    and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 1994, by the following persons on behalf of the company in the capacities indicated.

By   Richard B. Madden
     ------------------------------
     Richard B. Madden                              RICHARD A. CLARKE*
     Director and Chairman of                       Director
     the Board and Chief                            KENNETH T. DERR*
     Executive Officer                              Director
     (Principal Executive Officer)                  ALLEN F. JACOBSON*
                                                    Director
By   John M. Richards                               GEORGE F. JEWETT, JR.*
     ------------------------------                 Director
     John M. Richards                               RICHARD M. MORROW*
     Director, President and                        Director
     Chief Operating Officer                        VIVIAN W. PIASECKI*
     (Principal Operating Officer)                  Director
                                                    TONI REMBE*
By   George E. Pfautsch                             Director
     ------------------------------                 REUBEN F. RICHARDS*
     George E. Pfautsch                             Director
     Senior Vice President,                         RICHARD M. ROSENBERG*
     Finance     and Treasurer                      Director
     (Principal Financial Officer)                  ROBERT G. SCHWARTZ*
                                                    Director
By   Terry L. Carter                                CHARLES R. WEAVER*
     ------------------------------                 Director
     Terry L. Carter                                FREDERICK T. WEYERHAEUSER*
     Controller                                     Director
     (Principal Accounting Officer)                 DR. WILLIAM T. WEYERHAEUSER*
                                                    Director




                                                   *By Sandra T. Powell
                                                       ------------------
                                                       Sandra T. Powell
                                                       (Attorney-in-fact)

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


                                                                         Page
                                                                        Number

The following documents are filed as part of this Report:

Consolidated Financial Statements:

   Selected Financial Data                                                  12

   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   12 - 16

   Statements of Earnings for the years ended December 31,
       1993, 1992 and 1991                                                  17

   Balance Sheets at December 31, 1993 and 1992                             18

   Statements of Cash Flows for the years ended December 31,
       1993, 1992 and 1991                                                  19

   Statements of Stockholders' Equity for the years ended
       December 31, 1993, 1992 and 1991                                     20

   Summary of Principal Accounting Policies                            21 - 22

   Notes to Financial Statements                                       23 - 33

   Independent Auditors' Report                                             34

Schedules:

     V.          Property, Plant and Equipment                              35

     VI.         Accumulated Depreciation of Property, Plant and
                   Equipment                                                36

     VIII.       Valuation and Qualifying Accounts                          37

                 All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

               Potlatch Corporation and Consolidated Subsidiaries
                            Selected Financial Data
               (Dollars in thousands - except per-share amounts)

                                                   1993           1992           1991           1990           1989
- -------------------------------------------------------------------------------------------------------------------
Net sales                                    $1,368,854     $1,326,612     $1,236,988     $1,252,906     $1,227,622
Net earnings:
   Before accounting changes                     38,339         78,914         55,802         98,612        136,715
   After accounting changes                       6,635         78,914         55,802         98,612        136,715
Working capital*                                129,138        153,537        125,190         86,187        321,308
Current ratio*                                 1.7 to 1       2.0 to 1       1.7 to 1       1.5 to 1       2.8 to 1

Long-term debt
   (noncurrent portion)                      $  707,131     $  634,209     $  563,014     $  391,892     $  458,511
Stockholders' equity                            919,664        955,581        914,750        896,122        829,460
Debt to stockholders'
   equity ratio                                .77 to 1       .66 to 1       .62 to 1       .44 to 1       .55 to 1

Capital expenditures                         $  201,655     $  179,539     $  267,038     $  317,650     $  142,744
Total assets                                  2,066,759      1,998,808      1,891,781      1,707,849      1,685,978

Net earnings per common share:
   Before accounting changes                     $ 1.31         $ 2.71          $1.92          $3.41          $4.79
   After accounting changes                         .22           2.71           1.92           3.41           4.79
Cash dividends
   per common share                               1.515          1.425           1.34           1.23           1.08
===================================================================================================================

*1989-1992 amounts have been restated to conform to the 1993 balance sheet presentation.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

      Liquidity of a company can be measured by several factors. Of major importance are:
         Capability of generating earnings and cash flow
         Maintenance of a sound financial structure
         Access to capital markets
         Maintenance of adequate working capital

      In 1993, the company's net cash provided by operations, excluding working capital changes, as presented in the Statements of Cash Flows on page 19, totaled $170.7 million, compared with $166.2 million in 1992 and $155.3 million in 1991.

      The ratio of long-term debt to stockholders' equity was .77 to 1 at December 31, 1993, compared with .66 to 1 at December 31, 1992, and .62 to 1 at December 31, 1991. The 1993 increase was largely due to a decrease in stockholders'equity as a result of the net effect of accounting changes and the issuance in 1993 of $75.0 million of commercial paper, which was outstanding at December 31, 1993, the proceeds of which are being used for general corporate purposes.

    At December 31, 1993, the company had credit lines totaling $150.0 million for general corporate purposes. Of that amount, $50.0 million was in short-term lines and $100.0 million was in a revolving credit agreement. At December 31, 1993, none of the short-term lines were being utilized, while a portion of the revolving credit was being used to back outstanding commercial paper. Because of the availability of long-term financing and the likelihood of the commercial paper being outstanding for more than a year, these borrowings have been classified as long-term debt.

      One of the company's stated objectives is to maintain a sound financial structure. The company's long-term debt to equity ratio of .77 to 1 at December 31, 1993, is above the range of its targeted financial structure. The company plans to make sufficient reductions in capital spending to return to its targeted range within the next two years. The company also believes that debt ratings within investment grade categories are important for long-term access to capital markets. With such access and its ability to generate cash flow, the company believes it is capable of funding capital expenditures, working capital and other liquidity needs for the foreseeable future. At the end of 1993, the company's senior long-term debt was rated A- by Standard & Poors and Duff and Phelps, and Baa1 by Moody's.

      At December 31, 1993, working capital was $129.1 million, compared with $153.5 million at December 31, 1992, and $125.2 million at December 31, 1991. The 1993 decrease was attributable to an increase of $14.6 million in accounts payable and accrued liabilities combined with decreases of $11.8 million in cash and $9.1 million in prepaid expenses, which were partially offset by an increase of $6.8 million in short-term investments.


Capital Resources and Funding

      Capital expenditures totaled $201.7 million in 1993, compared with $179.5 million in 1992 and $267.0 million in 1991.

      Of the 1993 program, $97.6 million was spent in the wood products segment. A significant portion of this amount related to the construction of a new sawmill in Warren, Arkansas, replacing an outdated company sawmill located there. The new sawmill, which began operation in early 1994, will improve lumber quality and increase the yield from the available log supply, and at the same time make more efficient use of manpower. In addition to other timberland purchases totaling $2.9 million, the company purchased approximately 23,850 acres of timberland and a one-half interest in an additional 23,500 acres of timberland located in northern Idaho for $53.6 million. While the purchase was not originally included in the 1993 capital program, it afforded the company an excellent opportunity to expand its land base in Idaho. Capital spending in the printing papers segment was $42.5 million, which included expenditures related to the first phase of the modernization and expansion of the pulp mill in Cloquet, Minnesota. A total of $59.6 million was spent in the other pulp-based products segment. Several of the major projects were in the Consumer Products Division and included the completion of the new tissue converting facility in North Las Vegas, Nevada, and the final expenditures for the new tissue machine in Lewiston, Idaho. Both projects had successful startups during the first half of 1993. The division also began the rebuild of an older tissue machine located in Lewiston. Other pulp-based products segment spending also included the initial development of acreage near Boardman, Oregon, to grow hybrid poplar trees for pulp fiber to be used at the Lewiston pulp mill.

      Authorized but unexpended appropriations totaled $212.1 million at December 31, 1993. Of that amount, $168.2 million is budgeted to be expended in 1994. Of these 1994 expenditures, $63.2 million relates to projects under way at the end of 1993. Such projects include the completion of the new sawmill in Warren, the continuing modernization and expansion of the Cloquet pulp mill, the continued rebuild of the tissue machine in Lewiston and the continued development of the hybrid poplar tree farm in Boardman. New projects in 1994 will include the rebuild of a paper machine at the company's printing papers manufacturing facility in Brainerd, Minnesota. This project was originally budgeted to begin in 1993 but has been rescheduled to commence in 1994. The 1994 capital program will be funded primarily from internally generated sources.

      Historically, the company has spent less on capital expenditures than the annual amount budgeted. In 1993, the company spent $53.2 million less than the $201.3 million budgeted, excluding the $53.6 million of unbudgeted expenditures related to the timberlands purchase in Idaho. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors. It is likely that the company will again spend less than the budgeted amount in 1994.

Results of Operations
Comparison of 1993 with 1992

      Potlatch consolidated net sales of $1.37 billion increased slightly over 1992's $1.33 billion. Before the effects of accounting changes, earnings were $38.3 million, a decline from $78.9 million in 1992. Earnings per common share before accounting changes were $1.31 compared with $2.71 for 1992. Including a one-time, after-tax charge of $75.5 million related to new accounting require-ments for postretirement benefits other than pensions and a $43.8 million credit for a change in accounting for income taxes, the company earned $6.6 million or $.22 per common share in 1993. The results for 1992 include a nonrecurring, net after-tax gain of $14.7 million or $.51 per common share from the sale of the company's packaging operations and a charge related to a litigation settlement.

      Despite very favorable market conditions for wood products, earnings continued to be adversely affected by weak market conditions throughout the year for the company's pulp-based products. Operating difficulties at the Lewiston, Idaho, pulp and paperboard mill also negatively affected earnings. However, the most serious of these problems, which involved the chlorine dioxide plant and washers, are largely resolved.

      Earnings for the wood products segment were $160.2 million, an increase of 61 percent over 1992's $99.8 million. Substantially higher net sales realizations for most of the company's wood products was the primary reason for the improved results. Also contributing to the improvement was the sale of surplus timberland in Idaho and Arkansas, which resulted in a pre-tax gain of $8.6 million. Timber supply constraints in the Pacific Northwest continued to have a significant positive influence on product pricing in 1993, as they did in 1992. This trend is likely to continue into the foreseeable future.

      At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed largely due to environmental pressures. Although this trend has had a favorable effect on earnings for the company as a whole, it has had an adverse effect on wood costs for the Lewiston pulp mill. The company has implemented plans to develop additional fiber supplies for this mill. The long-term effect of this trend on company earnings cannot be predicted.

      The printing papers segment reported earnings of $15.8 million, down from the $27.3 million earned in 1992. The poor market conditions for printing papers of the past few years continued in 1993. Shipments increased modestly during the year, but realizations were lower than in 1992.

      The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported a loss of $40.9 million for 1993, compared with earnings of $33.3 million in 1992. Lower paperboard shipments and sales realizations as a result of very depressed market conditions combined with higher wood costs in Idaho, as discussed previously, were largely responsible for the decline. Operating difficulties and extended shutdowns at both of the company's pulp and paperboard mills in Lewiston, Idaho, and Cypress Bend, Arkansas, during the year also contributed to the disappointing results. Late in 1993, the company temporarily discontinued the sale of market pulp and will not reenter the market until significant pricing improvements are possible. Also late in 1993, following the completion of a $400.0 million modernization project at the Lewiston pulp and paperboard mill, the company announced the potential elimination of up to 200 jobs. Management is in the process of formulating a plan, which is expected to be implemented in the first half of 1994. Any liability associated with the plan cannot be estimated until details of the plan are finalized. The Consumer Products Division also incurred a loss for the year due to very competitive markets and higher operating costs associated with the startup of the new tissue machine in Lewiston and the new converting facility in North Las Vegas, Nevada. However, tissue product shipments increased 22 percent during the year largely as a result of the successful startup and operation of these new facilities.

Comparison of 1992 with 1991

      Potlatch consolidated net sales of $1.33 billion increased 7 percent over 1991's $1.24 billion. Earnings per common share were $2.71, compared with $1.92 in 1991. The earnings for 1992 include a $26.2 million pre-tax gain from the sale of the company's packaging operations and a $3.3 million pre-tax charge related to a litigation settlement. The after-tax effect of these nonrecurring items was a net gain of $14.7 million or $.51 per common share.

      The wood products segment reported earnings of $99.8 million, significantly higher than the $12.6 million earned in 1991. The earnings improvement was largely the result of higher selling prices for lumber and panel products brought about by timber supply constraints in the Pacific Northwest and increased demand. Operational improvements and new facilities within the segment also contributed to the increase.

      Earnings for the printing papers segment were $27.3 million, compared with $30.2 million reported in 1991. The weak market conditions for printing papers which characterized 1991 worsened during 1992 resulting in a 10 percent earnings decrease for this segment.

      The other pulp-based products segment reported 1992 earnings of $33.3 million, down from 1991's $89.0 million. Results for the Pulp and Paperboard Group generally reflected lower paperboard sales realizations, higher wood costs due to timber supply constraints in the Pacific Northwest and operational difficulties in Idaho. The Consumer Products Division continued to experience very competitive market conditions during 1992, with lower sales realizations for tissue products resulting in reduced earnings for the division.

Income Taxes

      The company's effective tax rates for 1993, 1992 and 1991 were 41.0 percent, 36.7 percent and 34.5 percent, respectively.

      Effective January 1, 1993, the company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The statement requires the liability method for recording differences in financial and taxable income with an initial adjustment of deferred tax balances from prior years to reflect the tax rates in effect at adoption. The company recorded the cumulative effect of the above-mentioned adjustment in the first quarter of 1993, which increased income by $43.8 million or $1.50 per share.

      In the third quarter of 1993, the federal statutory tax rate was increased from 34 percent to 35 percent retroactive to January 1, 1993. In addition to the effect of the tax increase on 1993 earnings, the provision for taxes on income for 1993 includes $3.2 million of expense for the effect of the tax increase on beginning of the year deferred tax balances.

Postretirement Benefits Other Than Pensions

      Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The statement requires accrual basis recognition of the projected future cost of providing postretirement benefits, such as health care and life insurance, rather than the pay-as-you-go (cash) basis which the company had been using prior to adoption. The company elected immediate recognition of the transition obligation, which amounted to $118.0 million ($75.5 million after income tax benefits or $2.59 per share).

Postemployment Benefits

      Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits. The statement requires accrual basis recognition of postemployment benefits provided to former or inactive employees after employment but before retirement. The effect of implementing the new standard was not material.

               Potlatch Corporation and Consolidated Subsidiaries
                             Statements of Earnings
               (Dollars in thousands - except per-share amounts)


For the years ended December 31                           1993           1992           1991
- --------------------------------------------------------------------------------------------
Net sales                                           $1,368,854     $1,326,612     $1,236,988
- --------------------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                               123,544        107,165         96,924
  Materials, labor and other operating
    expenses                                         1,064,260      1,006,887        945,888
  Selling, general and administrative
    expenses                                            83,958         83,409         74,998
- --------------------------------------------------------------------------------------------
                                                     1,271,762      1,197,461      1,117,810
- --------------------------------------------------------------------------------------------
Earnings from operations                                97,092        129,151        119,178

Interest expense, net of capitalized
  interest of $6,384 ($16,581 in 1992 and
  $14,375 in 1991)                                     (46,230)       (34,902)       (28,882)
Interest and dividend income                             1,352          3,790          5,493
Other income (expense), net                             12,790         26,575        (10,594)
- --------------------------------------------------------------------------------------------
Earnings before taxes on income and cumulative
  effect of accounting changes                          65,004        124,614         85,195

Provision for taxes on income (Note 4)                  26,665         45,700         29,393
- --------------------------------------------------------------------------------------------
Net earnings before cumulative
  effect of accounting changes                          38,339         78,914         55,802
Cumulative effect of
  accounting changes:
  Change in accounting for post-
    retirement benefits other than
    pensions, net of tax (Note 10)                     (75,494)             -              -
  Change in accounting for
    income taxes (Note 4)                               43,790              -              -
- --------------------------------------------------------------------------------------------
Net earnings                                        $    6,635     $   78,914     $   55,802
============================================================================================
Net earnings per common share:
  Before accounting changes                              $1.31          $2.71          $1.92
  After accounting changes                                 .22           2.71           1.92
============================================================================================

Other income (expense), net for 1992 includes unusual items which produced a net after-tax gain of $14.7 million ($.51 per share).

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                      -17-

               Potlatch Corporation and Consolidated Subsidiaries
                                 Balance Sheets
               (Dollars in thousands - except per-share amounts)


At December 31                                                       1993           1992
- ----------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash (Note 8)                                                $  (12,080)    $     (232)
  Short-term investments (Note 8)                                  20,421         13,660
  Receivables, net of allowance for doubtful
    accounts of $2,057 ($1,781 in 1992)                           118,601        115,018
  Inventories (Note 1)                                            155,560        151,629
  Prepaid expenses (Note 4)                                        25,758         34,831
- ----------------------------------------------------------------------------------------
Total current assets                                              308,260        314,906
Land, other than timberlands                                        9,105          7,780
Plant and equipment, at cost less
  accumulated depreciation of $926,032
  ($825,284 in 1992) (Note 2)                                   1,340,028      1,311,946
Timber, timberlands and related logging
  facilities, net (Note 3)                                        343,044        279,669
Other assets                                                       66,322         84,507
- ----------------------------------------------------------------------------------------
                                                               $2,066,759     $1,998,808
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments on long-term debt (Notes 5 and 8)       $    7,057     $    3,942
  Accounts payable and accrued liabilities (Note 6)               172,065        157,427
- ----------------------------------------------------------------------------------------
Total current liabilities                                         179,122        161,369
- ----------------------------------------------------------------------------------------

Long-term debt (Notes 5 and 8)                                    707,131        634,209
- ----------------------------------------------------------------------------------------

Other long-term obligations (Note 7)                              120,388         22,299
- ----------------------------------------------------------------------------------------

Deferred taxes (Note 4)                                           140,454        225,350
- ----------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock
    Authorized 4,000,000 shares                                         -              -
  Common stock, $1 par value
    Authorized 40,000,000 shares, issued 32,721,980 shares         32,722         32,722
  Additional paid-in capital                                      125,346        124,865
  Retained earnings                                               836,845        874,424
  Common shares in treasury 3,522,834 (3,578,159 in 1992)         (75,249)       (76,430)
- ----------------------------------------------------------------------------------------
Total stockholders' equity                                        919,664        955,581
- ----------------------------------------------------------------------------------------
                                                               $2,066,759     $1,998,808
========================================================================================

December 31, 1992 amounts have been restated to conform to the 1993 presentation.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                      -18-


               Potlatch Corporation and Consolidated Subsidiaries
                            Statements of Cash Flows
                             (Dollars in thousands)

For the years ended December 31                          1993          1992          1991
- -----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Net earnings                                        $   6,635     $  78,914     $  55,802
Adjustments to reconcile net earnings
  to cash provided by operations:
  Cumulative effect of change in accounting
    for postretirement benefits other than
    pensions, net of tax                               75,494             -             -
  Cumulative effect of change in accounting
    for income taxes                                  (43,790)            -             -
  Depreciation, amortization and cost of
    fee timber harvested                              123,544       107,165        96,924
  Deferred taxes                                       18,069         7,291         3,903
  Net gain on disposition of plant
    and properties                                     (9,254)      (27,156)       (1,315)
- -----------------------------------------------------------------------------------------
Cash provided by operations excluding
  working capital changes                             170,698       166,214       155,314
- -----------------------------------------------------------------------------------------
Increase in receivables                                (3,583)      (14,336)       (4,121)
Decrease (increase) in inventories                     (3,931)       (3,907)        1,193
Decrease (increase) in prepaid expenses                (5,619)       (3,821)        5,147
Increase (decrease) in accounts payable
  and accrued liabilities                              14,638         2,608       (14,738)
- -----------------------------------------------------------------------------------------
Cash provided by (used for) working
  capital changes                                       1,505       (19,456)      (12,519)
- -----------------------------------------------------------------------------------------
Net cash provided by operations                       172,203       146,758       142,795
- -----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
Increase (decrease) in notes payable                        -       (14,981)        5,022
Proceeds from long-term debt (Note 5)                  79,525        75,124       175,020
Repayment of long-term debt                            (3,488)       (3,846)       (3,903)
Issuance of treasury stock                              1,181         2,366         1,316
Dividends on common stock                             (44,214)      (41,476)      (38,869)
- -----------------------------------------------------------------------------------------
Net cash provided by financing                         33,004        17,187       138,586
- -----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments          (6,761)        1,003        (1,056)
Decrease (increase) in deferred charges
  included in other assets                              3,575       (14,359)        5,325
Increase in investments included in other assets      (12,152)       (9,911)      (10,542)
Additions to plant and equipment, and to
  land other than timberlands                        (137,898)     (170,857)     (256,190)
Additions to timber, timberlands and
  related logging facilities                          (63,757)       (8,682)      (10,848)
Disposition of plant and properties                    10,349        37,158         3,155
Other, net                                            (10,411)       (5,843)        8,032
- -----------------------------------------------------------------------------------------
Net cash used for investing                          (217,055)     (171,491)     (262,124)
- -----------------------------------------------------------------------------------------
Increase (decrease) in cash                           (11,848)       (7,546)       19,257
Balance at beginning of year                             (232)        7,314       (11,943)
- -----------------------------------------------------------------------------------------

Balance at end of year                              $ (12,080)    $    (232)    $   7,314
=========================================================================================

Net interest paid (net of amounts capitalized) in 1993, 1992 and 1991 was $44.0 million, $34.5 million and $27.3 million, respectively.  Net income taxes paid in 1993, 1992 and 1991 were $13.0 million, $55.8 million and $33.3 million, respectively.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                      -19-

               Potlatch Corporation and Consolidated Subsidiaries
                       Statements of Stockholders' Equity
               (Dollars in thousands - except per-share amounts)

For the years ended December 31                        1993         1992         1991
- -------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                       $124,865     $123,838     $123,459
Exercise of stock options                               481        1,027          379
- -------------------------------------------------------------------------------------
Balance at end of year                             $125,346     $124,865     $123,838
=====================================================================================

RETAINED EARNINGS
Balance at beginning of year                       $874,424     $836,986     $820,053
Net earnings                                          6,635       78,914       55,802
Common dividends, $1.515 per share ($1.425 per
  share in 1992 and $1.34 per share in 1991)        (44,214)     (41,476)     (38,869)
- -------------------------------------------------------------------------------------
Balance at end of year                             $836,845     $874,424     $836,986
=====================================================================================

COMMON SHARES IN TREASURY
Balance at beginning of year 3,578,159 shares
  (3,688,899 in 1992 and 3,750,524 in 1991)        $ 76,430     $ 78,796     $ 80,112
Exercise of stock options 55,325 shares
  (110,740 in 1992 and 61,625 in 1991)               (1,181)      (2,366)      (1,316)
- -------------------------------------------------------------------------------------
Balance at end of year 3,522,834 shares
  (3,578,159 in 1992 and 3,688,899 in 1991)        $ 75,249     $ 76,430     $ 78,796
=====================================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                      -20-

               Potlatch Corporation and Consolidated Subsidiaries
                    Summary of Principal Accounting Policies




Consolidation

      The financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.

Inventories

      Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of most solid wood products. The average cost method is used to determine cost of all other inventories.

Earnings Per Common Share

      Earnings per common share are computed on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents but are excluded from earnings per common share computations due to immateriality. The weighted average number of common shares used in earnings per common share computations for 1993, 1992 and 1991 were 29,183,871, 29,110,179 and 29,012,079, respectively.

Properties

      Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined by using the straight-line method on estimated useful lives. Estimated useful lives of plant and equipment range from 2 to 40 years.

      Timber, timberlands and related logging facilities are valued at cost net of the cost of fee timber harvested and depreciation or amortization. Logging roads and related facilities are amortized over their useful lives or as related timber is removed. Cost of fee timber harvested is determined annually based on the estimated volumes of recoverable timber and related cost.

      Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Amounts expensed in 1993, 1992 and 1991 were $166.6 million, $155.1 million and $146.3 million, respectively. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

Income Taxes

      Effective January 1, 1993, the company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the liability method for recording differences in financial and taxable income.

Postretirement Benefits Other Than Pensions

      Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires accrual basis recognition of postretirement benefits rather than the pay-as-you-go (cash) basis which the company had been using prior to adoption.

Postemployment Benefits

      Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits. The statement requires accrual basis recognition of postemployment benefits provided to former or inactive employees after employment but before retirement. The effect of implementing the new standard was not material.

Preoperating and Startup Costs

      Preoperating costs are expensed as incurred except for charges relating to major new facilities. Deferred preoperating costs are amortized over a 60-month period. Startup costs are expensed as incurred.

               Potlatch Corporation and Consolidated Subsidiaries
                         Notes to Financial Statements

Note 1.  Inventories

(Dollars in thousands)                                 1993         1992
- ------------------------------------------------------------------------
Logs, pulpwood, chips and sawdust                  $ 18,391     $ 21,643
Lumber and other manufactured wood products           8,184       10,829
Pulp, paper and converted paper products             71,479       64,599
Materials and supplies                               57,506       54,558
- ------------------------------------------------------------------------
                                                   $155,560     $151,629
========================================================================

Valued at lower of cost or market:
   Last-in, first-out basis                        $ 15,241     $ 18,376
   Average cost basis                               140,319      133,253
- ------------------------------------------------------------------------
                                                   $155,560     $151,629
========================================================================

      If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $27.8 million higher at December 31, 1993, and $24.5 million higher at December 31, 1992. In 1993 and 1992, reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by approximately $2.4 million ($.08 per common share) and $1.1 million ($.04 per common share), respectively.

Note 2. Plant and Equipment

(Dollars in thousands)                                1993           1992
- -------------------------------------------------------------------------
Land improvements                               $   53,900     $   50,063
Buildings and structures                           354,678        315,495
Machinery and equipment                          1,685,432      1,501,236
Other                                               78,564         60,658
Construction in progress                            93,486        209,778
- -------------------------------------------------------------------------
                                                $2,266,060     $2,137,230
=========================================================================

      Depreciation charged against income amounted to $108.4 million in 1993 ($95.8 million in 1992 and $87.5 million in 1991).

      Authorized but unexpended appropriations totaled $212.1 million at December 31, 1993. Of that amount, $168.2 million is budgeted to be expended in 1994.

Note 3.  Timber, Timberlands and Related Logging Facilities

(Dollars in thousands)                                  1993         1992
- -------------------------------------------------------------------------
Timber and timberlands                              $319,305     $259,168
Related logging facilities                            23,739       20,501
- -------------------------------------------------------------------------
                                                    $343,044     $279,669
=========================================================================

      Timber, timberlands and related logging facilities are stated at cost less cost of fee timber harvested and amortization. Cost of fee timber harvested amounted to $12.0 million in 1993 ($9.1 million in 1992 and $7.6 million in 1991). Amortization of logging roads and related facilities amounted to $.7 million in 1993, 1992 and 1991.

Note 4.  Taxes on Income

      Effective January 1, 1993, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The statement requires the liability method for recording differences in financial and taxable income with an initial adjustment of deferred tax balances from prior years to reflect the tax rates in effect at adoption. The company recorded the cumulative effect of the above-mentioned adjustment in the first quarter of 1993, which increased income by $43.8 million or $1.50 per share. Prior years' financial statements were not restated.

      Under the provisions of SFAS No. 109, the effect of a change in tax laws or rates is included in income in the period the change is enacted and includes a cumulative recalculation of deferred tax balances based on the new tax laws or rates in effect. Such a change occurred in the third quarter of 1993 with the enactment of the Omnibus Budget Reconciliation Act of 1993, which increased the statutory federal tax rate from 34 percent to 35 percent retroactive to January 1, 1993. In addition to the effect of the tax increase on 1993 earnings, the provision for taxes on income for 1993 includes $3.2 million of expense for the effect of the tax increase on beginning of the year deferred tax balances.

      Significant components of the provision for taxes on income:

(Dollars in thousands)                                1993        1992        1991
- ----------------------------------------------------------------------------------
Current:
   Federal                                        $ 15,311     $31,689     $23,011
   State                                             1,646       5,874       4,593
- ----------------------------------------------------------------------------------
Total current                                       16,957      37,563      27,604
- ----------------------------------------------------------------------------------
Deferred:
   Depreciation                                     26,139      12,694      10,115
   Alternative minimum tax                         (15,222)     (2,000)     (4,375)
   Pension costs                                     2,803      (1,357)     (4,204)
   Postretirement benefits and related funding      (4,943)     (1,332)       (108)
   Net operating loss                               (1,897)          -           -
   Federal tax rate change                           3,245           -           -
   Other                                              (417)        132         361
- ----------------------------------------------------------------------------------
Total deferred                                       9,708       8,137       1,789
- ----------------------------------------------------------------------------------
Provision for taxes on income                     $ 26,665     $45,700     $29,393
==================================================================================

      The provision for taxes on income differs from the amount computed by applying the statutory federal income tax rate (35 percent in 1993 and 34 percent in 1992 and 1991) to earnings before taxes on income and cumulative effect of accounting changes due to the following:

(Dollars in thousands)                                1993        1992        1991
- ----------------------------------------------------------------------------------
Computed "expected" tax expense                    $22,751     $42,369     $28,966
State and local taxes, net of federal
   income tax benefits                               2,695       5,355       3,913
Federal tax rate change                              3,245           -           -
All other items                                     (2,026)     (2,024)     (3,486)
- ----------------------------------------------------------------------------------
Provision for taxes on income                      $26,665     $45,700     $29,393
Effective tax rate                                    41.0%       36.7%       34.5%
==================================================================================

                                      -24-

      Principal current and noncurrent defered tax assets and liabilities at December 31:

(Dollars in thousands)                                               1993
- -------------------------------------------------------------------------
Current deferred tax assets:
   Employee benefits                                            $  15,523
   Inventories                                                      2,289
   Net operating loss                                               1,897
   Other                                                            1,284
- -------------------------------------------------------------------------
Total current asset(1)                                             20,993
- -------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
   Postretirement benefits                                         37,745
   Alternative minimum tax                                         21,481
   Depreciation                                                  (198,498)
   Other, net                                                      (1,182)
- -------------------------------------------------------------------------
Total net noncurrent liability                                   (140,454)
- -------------------------------------------------------------------------
Net deferred tax liability                                      $(119,461)
=========================================================================

(1) Included in Prepaid expenses in the Balance Sheets.

     Noncurrent deferred tax assets at December 31, 1993, are net of an $8.1 million valuation allowance. Based on the company's history of operating earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize fully all other deferred tax assets.

     Deferred income taxes of $225.4 million at December 31, 1992, resulted principally from using accelerated depreciation for federal tax purposes. Prepaid expenses include the tax effects of other timing differences in the amount of $27.3 million at December 31, 1992.

     The company's federal income tax returns have been examined and settlements have been reached for all years through 1986, except a petition which has been filed with the U.S. Tax Court regarding the deductibility of certain expenses on the company's 1985 federal income tax return. Assessments made for the years 1987 through 1988 are presently being negotiated at the appellate level. The company believes that adequate provision has been made for possible assessments of additional taxes.

Note 5.  Debt

(Dollars in thousands)                                     1993        1992
- ---------------------------------------------------------------------------
Revenue bonds fixed rate 5.8% to 9% due 1994
   through 2013                                        $144,144    $144,137
Revenue bonds variable rate due 2007 through 2014        34,921      29,791
Credit sensitive debentures 9.125% due 2009             100,000     100,000
Sinking fund debentures 9.625% due 2016                 100,000     100,000
Medium-term notes fixed rate 7.55% to 9.46% due 1995
   through 2022                                         250,000     250,000
Commercial paper 3.38% to 3.65%                          74,841           -
Other notes                                              10,282      14,223
- ---------------------------------------------------------------------------
                                                        714,188     638,151
Less current installments on long-term debt               7,057       3,942
- ---------------------------------------------------------------------------
Long-term debt                                         $707,131    $634,209
===========================================================================

                                      -25 -

     The commercial paper is backed by the company's revolving credit agreement, which enables it to refinance these short-term borrowings to a long-term basis should the company choose to do so. Because of the availability of long-term financing and the likelihood of the commercial paper being outstanding for more than a year, these borrowings have been classified as long-term debt.

      The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable has occurred.

      Certain credit agreements require the company to comply with certain restrictive covenants. At December 31, 1993, the company was in compliance with such covenants.

      Payments due on long-term debt during each of the five years subsequent to December 31, 1993:

(Dollars in thousands)
- -------------------------------------------------------------------------
1994                                                              $ 7,100
- -------------------------------------------------------------------------
1995                                                               18,800
- -------------------------------------------------------------------------
1996                                                               37,000
- -------------------------------------------------------------------------
1997                                                               21,400
- -------------------------------------------------------------------------
1998                                                                5,000
- -------------------------------------------------------------------------

      The above installments do not include any payments on commercial paper outstanding.

      At December 31, 1993, the company had credit lines totaling $150.0 million for general corporate purposes. Of that amount, $50.0 million was in short-term lines and $100.0 million was in a revolving credit agreement. The short-term credit lines are LIBOR based and permit the company to borrow anytime through May 31, 1994. The revolving credit agreement permits the company to borrow any time through October 1, 1996, and may be extended on an annual basis. At December 31, 1993, none of the short-term lines were being utilized, while a portion of the revolving credit was being used to back outstanding commercial paper.

Note 6.  Accounts Payable and Accrued Liabilities

(Dollars in thousands)                                  1993         1992
- -------------------------------------------------------------------------
Trade accounts payable                              $ 54,726     $ 50,783
Accrued wages, salaries and employee benefits         57,878       57,972
Accrued taxes other than taxes on income              15,517       13,423
Accrued interest                                      11,623        9,418
Accrued taxes on income                                8,464        2,508
Other                                                 23,857       23,323
- -------------------------------------------------------------------------
                                                    $172,065     $157,427
=========================================================================

Note 7.  Other Long-Term Obligations

(Dollars in thousands)                                   1993        1992
- -------------------------------------------------------------------------
Postretirement benefits                              $ 98,366     $     -
Pension and related liabilities                        11,345      13,335
Other                                                  10,677       8,964
- -------------------------------------------------------------------------
                                                     $120,388     $22,299
=========================================================================

                                      -26-

Note 8.  Disclosures about Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND SHORT-TERM INVESTMENTS

      For short-term investments, the carrying amount approximates fair value. Short-term investments include bank certificates of deposit, repurchase agreements, money market preferreds and various other investment grade securities which can be readily purchased or sold using established markets.

LONG-TERM DEBT

      The fair value of the company's long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

      Estimated fair values of the company's financial instruments:

                                             1993                    1992
                                    Carrying      Fair      Carrying      Fair
(Dollars in thousands)               Amount       Value      Amount       Value
- --------------------------------------------------------------------------------
Cash and short-term investments     $  8,341    $  8,341    $ 13,428    $ 13,428
Long-term debt                       714,188     770,014     638,151     669,615
================================================================================

Note 9.  Retirement, Incentive and Savings Plans

     Substantially all employees and directors of the company are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. Total pension expense was $6.3 million in 1993, $7.3 million in 1992 and $5.9 million in 1991. The 1991 pension expense presented above excludes $8.0 million for early retirement programs which is included in Other income and expense in the Statements of Earnings.

     Company-sponsored retirement plans cover all employees and directors. The salaried plan provides benefits based on the participants' final average pay and years of service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The directors' plan provides a benefit equal to the retainer in effect at the time the participant ceases to be a director and is paid for the lesser of 10 years or years of service as a director.

     Pension cost for company-sponsored plans:

(Dollars in thousands)                              1993        1992        1991
- --------------------------------------------------------------------------------
Service cost - benefits earned during year      $  7,512    $  6,861    $  7,005
Interest cost on projected benefit obligation     24,641      23,807      21,643
Actual return on assets                          (48,160)    (33,153)    (57,554)
Net amortization and deferral                     19,649       7,201      32,211
- --------------------------------------------------------------------------------
Net periodic pension cost                       $  3,642    $  4,716    $  3,305
================================================================================

                                      -27-

 Funded status and related balance sheet amounts for company-sponsored pension plans at December 31:

                                                       Plans Where                Plans Where
                                                      Assets Exceed               Accumulated
                                                       Accumulated                 Benefits
                                                         Benefits                Exceed Assets                  Total
(Dollars in thousands)                              1993          1992         1993         1992          1993          1992
- ----------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit
   obligations:
  Vested benefit obligation                    $ 285,369     $ 198,522     $ 12,926     $ 70,090     $ 298,295     $ 268,612
  Accumulated benefit obligation                 298,903       203,885       13,973       77,051       312,876       280,936
  Projected benefit obligation                   313,150       221,926       20,131       78,635       333,281       300,561
============================================================================================================================

Plan assets at fair value,
  primarily publicly traded
  equity and fixed income
  securities                                   $ 349,697     $ 250,709     $  4,829     $ 66,026     $ 354,526     $ 316,735
Projected benefit obligation                    (313,150)     (221,926)     (20,131)     (78,635)     (333,281)     (300,561)
- ----------------------------------------------------------------------------------------------------------------------------
Plan assets above (below)
  projected benefit obligation                    36,547        28,783      (15,302)     (12,609)       21,245        16,174
Unrecognized prior service cost                    1,114           530        6,516        8,180         7,630         8,710
Unrecognized net gain                            (15,124)      (14,839)        (233)      (2,390)      (15,357)      (17,229)
Unrecognized net transition asset                 (9,048)      (10,958)        (283)        (798)       (9,331)      (11,756)
Adjustment required to recognize
  minimum liability                                    -             -         (742)      (3,492)         (742)       (3,492)
- ----------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost                 $  13,489     $   3,516     $(10,044)    $(11,109)    $   3,445     $  (7,593)
============================================================================================================================

      The projected benefit obligation for the company's unfunded, nonqualified plans at December 31, 1993 and 1992 was $15.2 million and $10.0 million, respectively. These amounts are included in the total for Plans Where Accumulated Benefits Exceed Assets.

      The projected benefit obligation at December 31, 1993, 1992 and 1991, was determined using an assumed discount rate of 7.75 percent, 8.5 percent and 9 percent, respectively and an assumed long-term rate of salaried compensation increase of 5 percent, 6 percent and 6.5 percent, respectively. The assumed rate of return on plan assets was 9.5 percent for 1993 and 9 percent for 1992 and 1991. The actual return on plan assets has averaged more than 12 percent over the past 16 years.

      Funding of company-sponsored plans is based on accepted actuarial methods in accordance with applicable governmental regulations and is determined separately from the net periodic cost presented above.

      Hourly employees at two of the company's manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper Industry Union-Management Pension Fund. Company contributions were $2.7 million for 1993, $2.6 million for 1992 and $2.6 million for 1991 and equaled the amounts charged to pension expense.

      Key management employees participate in a management performance award plan under which awards are based on certain minimum and standard performance criteria established each year. All company employees are eligible to participate in 401(k) savings plans.

Note 10.  Postretirement Benefits Other Than Pensions

      Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The statement requires accrual basis recognition of the projected future cost of providing postretirement benefits rather than the pay-as-you-go (cash) basis which the company used prior to adoption. The company elected immediate recognition of the transition obligation, which amounted to $118.0 million ($75.5 million after income tax benefits or $2.59 per share). The obligation, which is presented in Other long-term obligations in the Balance Sheets, was partially offset by $31.2 million of plan assets. Prior to adoption of SFAS No. 106, these assets were included in Other assets in the Balance Sheets.

      The company provides many of its retired employees with health care and life insurance benefits. Benefits are provided under company-sponsored defined benefit retiree health care and life insurance plans which cover most salaried and certain hourly employees. Employees become eligible for these benefits as they retire from active employment. Most of the retiree health care plans require retiree contributions and contain other cost sharing features such as deductibles and coinsurance. The retiree life insurance plans are primarily noncontributory. The retiree health care plans are partially funded. The retiree life insurance plans are unfunded.

      Net periodic postretirement benefit cost:

(Dollars in thousands)                                                1993
- --------------------------------------------------------------------------
Service cost - benefits earned during year                         $ 3,450
Interest cost on accumulated postretirement benefit obligation      11,510
Actual return on assets                                             (2,259)
Net amortization and deferral                                          449
- --------------------------------------------------------------------------
Net periodic postretirement benefit cost                           $13,150
==========================================================================

      Adopting SFAS No. 106 had the effect of increasing the 1993 postretirement benefit cost by $7.2 million, excluding the transition amount. Postretirement benefit cost on a pay-as-you-go basis totaled $5.7 million for 1992 and $5.5 million for 1991 and has not been restated.

      Funded status and related balance sheet amounts for postretirement health care and life insurance plans at December 31:

(Dollars in thousands)                                               1993
- -------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                                     $ (76,469)
   Fully eligible active plan participants                        (24,080)
   Other active plan participants                                 (45,107)
- -------------------------------------------------------------------------
Total accumulated postretirement benefit obligation              (145,656)
Plan assets at fair value, primarily publicly traded equity
   and fixed income securities                                     29,884
- -------------------------------------------------------------------------
Accumulated postretirement benefit obligation
   in excess of plan assets                                      (115,772)
Unrecognized prior service cost                                     9,390
Unrecognized net loss                                               8,016
- -------------------------------------------------------------------------
Accrued postretirement benefit cost                             $ (98,366)
=========================================================================

      The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993, was 7.75 percent. The expected long-term rate of return on plan assets for 1993 was 9.5 percent.

      The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation at December 31, 1993, is based on an initial rate of 10 percent, decreasing incrementally to 5 percent over an 8-year period and remaining at that level thereafter. This assumption has a significant effect on the amounts reported. For example, a 1 percent increase in the health care cost trend rates would have increased the accumulated postretirement benefit obligation at December 31, 1993, to $169.0 million and increased the net periodic cost for 1993 to $15.8 million from the $13.2 million actually recorded.

      Funding of postretirement health care plans is based on accepted actuarial methods in accordance with applicable governmental regulations and is determined separately from the net periodic cost presented above.

      Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits. The statement requires accrual basis recognition of postemployment benefits provided to former or inactive employees after employment but before retirement. The effect of implementing the new standard was not material.

Note 11.  Stock Options

      Under the company's stock option plans, options for shares of the company's common stock have been issued to certain key personnel. Options are granted at market value and may include a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 1993. Options are fully exercisable after two years and expire not later than 10 years from the date of grant.

      Information with respect to the company's stock options:

For the years ended December 31                        1993          1992
- -------------------------------------------------------------------------
Option (shares) price range,                        $ 14.50       $ 14.50
   fair market value                                   to            to
   at date of grant                                 $46.375       $46.375
- -------------------------------------------------------------------------
Options (shares) outstanding at January 1           926,112     1,055,426
Granted                                             241,350       234,000
Shares exercised                                    (55,325)     (110,740)
SARs(1) exercised                                  (109,227)     (230,874)
Canceled or expired                                 (12,825)      (21,700)
- -------------------------------------------------------------------------
Options (shares) outstanding at December 31         990,085       926,112
=========================================================================

At December 31                                         1993          1992
- -------------------------------------------------------------------------
Options (shares) exercisable                        633,785       565,136
Options (shares) outstanding which include
   a stock appreciation right                       623,075       578,052
Shares reserved for future grants                   493,875       722,400
=========================================================================

(1) Stock appreciation rights (an appropriate accrual has been made).

Note 12.  Segment Information

      Potlatch Corporation is an integrated forest products company with substantial timber resources. It is engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and other pulp-based products. Its timberlands and all of its manufacturing facilities are located within the United States.

      Following is a tabulation of business segment information for each of the past three years:

(Dollars in thousands)                            1993           1992           1991
- ------------------------------------------------------------------------------------
Sales to Unaffiliated Customers:(1)
   Wood products:
      Panel products                        $  281,922     $  250,661     $  173,047
      Lumber                                   196,544        159,080        113,615
      Other                                     25,159         17,017         17,356
- ------------------------------------------------------------------------------------
                                               503,625        426,758        304,018
- ------------------------------------------------------------------------------------
   Printing papers                             369,012        365,636        350,413
- ------------------------------------------------------------------------------------
   Other pulp-based products:
      Bleached kraft pulp and
        paperboard                             356,334        389,374        378,717
      Tissue                                   139,883        118,162        117,839
      Packaging(2)                                   -         26,682         86,001
- ------------------------------------------------------------------------------------
                                               496,217        534,218        582,557
- ------------------------------------------------------------------------------------
Total                                       $1,368,854     $1,326,612     $1,236,988
====================================================================================

Intersegment Sales or Transfers:(3)
   Wood products                            $   63,618     $   66,142     $   64,410
   Printing papers                                   -              -            313
   Other pulp-based products                       948          1,733            945
- ------------------------------------------------------------------------------------
Total                                       $   64,566     $   67,875     $   65,668
====================================================================================

Operating Income (Loss):
   Wood products                            $  160,220     $   99,833     $   12,609
   Printing papers                              15,796         27,316         30,221
   Other pulp-based products                   (40,944)        33,298         88,971
- ------------------------------------------------------------------------------------
                                               135,072        160,447        131,801
Corporate Items:
   Administration expense                      (26,922)       (30,022)       (23,476)
   Interest expense                            (46,230)       (34,902)       (28,882)
   Interest and dividend income                  1,352          3,790          5,493
   Other, net                                    1,732         25,301            259
- ------------------------------------------------------------------------------------
Earnings before taxes on income and
cumulative effect of accounting changes     $   65,004     $  124,614     $   85,195
====================================================================================

Identifiable Assets:
   Wood products                            $  689,263     $  614,806     $  616,918
   Printing papers                             457,406        447,584        428,219
   Other pulp-based products                   824,015        807,597        717,005
   Corporate                                    96,075        128,821        129,639
- ------------------------------------------------------------------------------------
Total                                       $2,066,759     $1,998,808     $1,891,781
====================================================================================

(Dollars in thousands)                            1993           1992           1991
- ------------------------------------------------------------------------------------
Depreciation, Amortization and
Cost of Fee Timber Harvested:
   Wood products                            $   39,909     $   36,092     $   31,853
   Printing papers                              30,521         28,788         25,807
   Other pulp-based products                    52,142         41,320         38,370
   Corporate                                       972            965            894
- ------------------------------------------------------------------------------------
Total                                       $  123,544     $  107,165     $   96,924
====================================================================================

Capital Expenditures:
   Wood products                            $   97,612     $   28,077     $   54,393
   Printing papers                              42,482         32,292         57,363
   Other pulp-based products                    59,559        118,503        155,145
   Corporate                                     2,002            667            137
- ------------------------------------------------------------------------------------
Total                                       $  201,655     $  179,539     $  267,038
====================================================================================

(1)   Total export sales, including those made through brokers, amounted to $106.1 million, $106.1 million and $94.2 million in 1993, 1992 and 1991, respectively.
      Export paperboard sales (a majority of which were shipped to Japan) amounted to
      86 percent, 80 percent and 86 percent, respectively, of total export sales.

(2)   The company's packaging operations were sold in April 1992.

(3)   Intersegment sales for 1991-1993, the majority of which are based on prevailing market prices, consisted primarily of chips, pulp logs and other fiber sales to the pulp, papermaking and converting facilities.  The company's timber, timberlands and related logging facilities generally have been assigned to the wood products segment.

Note 13.  Financial Results by Quarter (Unaudited)

(Dollars in thousands - except per-share amounts)                      Three Months Ended
- ----------------------------------------------------------------------------------------------------------------------------------
                                         March 31                June 30                  September 30              December 31
- ----------------------------------------------------------------------------------------------------------------------------------
                                     1993        1992        1993        1992          1993           1992        1993        1992
- ----------------------------------------------------------------------------------------------------------------------------------
Net sales                        $361,543    $334,536    $326,624    $328,399      $338,223       $340,113    $342,464    $323,564
- ----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization
    and cost of fee timber
    harvested                      28,368      25,432      30,221      25,568        33,132         29,073      31,823      27,092
  Materials, labor and other
    operating expenses            266,466     257,277     262,202     245,345       273,323        255,746     262,269     248,519
  Selling, general and
    administrative expenses        21,482      21,734      19,634      19,093        19,615         19,870      23,227      22,712
- ----------------------------------------------------------------------------------------------------------------------------------
                                  316,316     304,443     312,057     290,006       326,070        304,689     317,319     298,323
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings from operations         $ 45,227    $ 30,093    $ 14,567    $ 38,393      $ 12,153       $ 35,424    $ 25,145    $ 25,241
==================================================================================================================================
Net earnings (loss)              $ (9,542)   $ 15,862    $  2,758    $ 34,734(1)   $ (2,179)(2)   $ 17,778    $ 15,598    $ 10,540
==================================================================================================================================
Net earnings per common share:
    Before accounting changes       $ .76        $.55        $.09       $1.19(1)      $(.07)(2)       $.61        $.53        $.36
    After accounting changes         (.33)        .55         .09        1.19(1)       (.07)(2)        .61         .53         .36
==================================================================================================================================

(1) Includes a net after-tax gain of $14.7 million or $.51 per common share from the sale of the company's packaging operations and a litigation settlement.

(2) Includes a retroactive 1 percent federal tax increase on earnings for the first nine months of 1993 and $3.2 million of expense for the effect of the tax increase on deferred tax balances.

INDEPENDENT AUDITORS' REPORT

The Board of Directors:

     We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 1993 and 1992 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the financial statements, we also have audited the financial statement schedules on pages 35-37. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

     As discussed in the notes to the financial statements, in 1993 the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 112, "Employers'Accounting for Postemployment Benefits."

KPMG Peat Marwick

Portland, Oregon

January 26, 1994

                       POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES           Schedule V
                                  Property, Plant and Equipment
                      For the Years Ended December 31, 1993, 1992 and 1991
                                      (Dollars in thousands)
                                    Balance at                             Reclassi-   Balance at
                                    beginning     Additions    Retire-     fications      end
                                     of year       at cost      ments      and Other    of year
                                    ----------    ---------    -------     ---------   ----------
Year ended December 31, 1993
- ----------------------------
Land, other than timberlands        $    7,780    $   1,335    $    (10)    $     -    $    9,105
                                    ----------    ---------    --------     -------    ----------

Plant and equipment:
  Land improvements                     50,063        3,839          (3)          1        53,900
  Buildings and structures             315,495       39,391        (257)         49       354,678
  Machinery and equipment            1,501,236      192,029      (7,647)       (186)    1,685,432
  Capitalized interest and other        60,658       17,596           -         310        78,564
  Construction in progress             209,778     (116,292)          -           -        93,486
                                    ----------    ---------    --------     -------    ----------
                                     2,137,230      136,563      (7,907)        174     2,266,060
                                    ----------    ---------    --------     -------    ----------
Timber, timberlands and
  related logging facilities           279,669       63,757        (679)        297 A     343,044
                                    ----------    ---------    --------     -------    ----------

                                    $2,424,679    $ 201,655    $ (8,596)    $   471    $2,618,209
                                    ==========    =========    ========     =======    ==========

Year ended December 31, 1992
- ----------------------------
Land, other than timberlands        $    7,875    $      38    $   (139)    $     6    $    7,780
                                    ----------    ---------    --------     -------    ----------

Plant and equipment:
  Land improvements                     47,915        1,769        (512)        891        50,063
  Buildings and structures             294,392       24,251      (4,058)        910       315,495
  Machinery and equipment            1,326,498      217,801     (41,290)     (1,773)    1,501,236
  Capitalized interest and other        41,902       18,757           -          (1)       60,658
  Construction in progress             301,537      (91,759)          -           -       209,778
                                    ----------    ---------    --------     -------    ----------
                                     2,012,244      170,819     (45,860)         27     2,137,230
                                    ----------    ---------    --------     -------    ----------
Timber, timberlands and
  related logging facilities           271,906        8,682        (215)       (704)A     279,669
                                    ----------    ---------    --------     -------    ----------

                                    $2,292,025    $ 179,539    $(46,214)    $  (671)   $2,424,679
                                    ==========    =========    ========     =======    ==========

Year ended December 31, 1991
- ----------------------------
Land, other than timberlands        $    7,854    $      25    $     (6)    $     2    $    7,875
                                    ----------    ---------    --------     -------    ----------

Plant and equipment:
  Land improvements                     46,847        1,279        (223)         12        47,915
  Buildings and structures             269,855       24,696        (390)        231       294,392
  Machinery and equipment            1,174,719      168,359     (15,963)       (617)    1,326,498
  Capitalized interest and other        37,478        4,424           -           -        41,902
  Construction in progress             244,130       57,407           -           -       301,537
                                    ----------    ---------    --------     -------    ----------
                                     1,773,029      256,165     (16,576)       (374)    2,012,244
                                    ----------    ---------    --------     -------    ----------
Timber, timberlands and
  related logging facilities           266,728       10,848        (184)     (5,486)A     271,906
                                    ----------    ---------    --------     -------    ----------

                                    $2,047,611    $ 267,038    $(16,766)    $(5,858)   $2,292,025
                                    ==========    =========    ========     =======    ==========

A-Includes cost of fee timber harvested, amortization of logging roads and facilities, expenditures for non-fee timber and changes in deposits on timber purchases.  Refer to page 21 of this report for the policy of the company in providing depreciation, amortization and cost of fee timber harvested.

                    POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES           Schedule VI
                 Accumulated Depreciation of Property, Plant and Equipment
                   For the Years Ended December 31, 1993, 1992 and 1991
                                  (Dollars in thousands)



                                               Additions
                                  Balance at   charged to                 Reclassi-   Balance at
                                  beginning    costs and      Retire-     fications      end
                                   of year      expenses       ments      and Other    of year
                                  ----------   ----------     -------     ---------   ----------
Year ended December 31, 1993
- ----------------------------
Land improvements                  $ 24,081     $  1,777     $     (3)     $   -      $ 25,855

Buildings and structures            116,937       10,780         (252)       (67)      127,398

Machinery and equipment             665,913       91,996       (7,246)       (70)      750,593

Capitalized interest and other       18,353        3,833            -          -        22,186
                                   --------     --------     --------      -----      --------

                                   $825,284     $108,386     $ (7,501)     $(137)     $926,032
                                   ========     ========     ========      =====      ========

Year ended December 31, 1992
- ----------------------------
Land improvements                  $ 22,669     $  1,691     $   (313)     $  34      $ 24,081

Buildings and structures            110,418        9,718       (3,105)       (94)      116,937

Machinery and equipment             617,107       81,684      (32,794)       (84)      665,913

Capitalized interest and other       15,647        2,706            -          -        18,353
                                   --------     --------     --------      -----      --------

                                   $765,841     $ 95,799     $(36,212)     $(144)     $825,284
                                   ========     ========     ========      =====      ========

Year ended December 31, 1991
- ----------------------------
Land improvements                  $ 21,264     $  1,624     $   (219)     $   -      $ 22,669

Buildings and structures            101,545        9,164         (284)        (7)      110,418

Machinery and equipment             557,119       74,586      (14,431)      (167)      617,107

Capitalized interest and other       13,517        2,130            -          -        15,647
                                   --------     --------     --------      -----      --------

                                   $693,445     $ 87,504     $(14,934)     $(174)     $765,841
                                   ========     ========     ========      =====      ========

                     POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES         Schedule VIII
                               Valuation and Qualifying Accounts
                    For the Years Ended December 31, 1993, 1992 and 1991
                                   (Dollars in thousands)



                                                         Amounts
                                                         charged
                                            Balance at (credited) to
                                            beginning    costs and                 Balance at
      Description                            of year     expenses     Deductions   end of year
      -----------                           ---------- -------------  ----------   -----------
Reserve deducted from related assets:
  Doubtful accounts - Accounts receivable

      Year ended December 31, 1993            $1,781      $  92        $ 184 (1)     $2,057
                                              =============================================

      Year ended December 31, 1992            $2,610      $(216)       $(613)(1)     $1,781
                                              =============================================

      Year ended December 31, 1991            $1,914      $ 709        $ (13)(1)     $2,610
                                              =============================================



 (1) - Accounts written off - net of recoveries.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  Exhibit Index

Exhibit

 *(3)(a) Restated Certificate of Incorporation, restated and filed with the state of Delaware on May 1, 1987, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("1992 Form 10-K").

  (3)(c)      By-laws, as amended through May 20, 1993.

  (4) See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

 *(4)(a)      Form of Indenture, dated as of April 1, 1986, filed as Exhibit
              (4)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989 ("1989 Form 10-K").

 *(4)(b) Form of Debenture for the $100 Million Principal Amount of 9-5/8% Sinking Fund Debentures due April 15, 2016, filed as Exhibit
              (4)(b) to the 1989 Form 10-K.

 *(4)(c) Form of Debenture for the $100 Million Principal Amount of 9-1/8% Credit Sensitive Debentures due December 1, 2009, filed as Exhibit
              (4)(c) to the 1989 Form 10-K.

 *(4)(d)      Officers' Certificate, dated December 6, 1989, filed as Exhibit
              (4)(d) to the 1989 Form 10-K.

 *(4)(e) Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(e) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990 ("1990 Form 10-K").

 *(4)(f)      Officers' Certificate, dated January 24, 1991, filed as Exhibit
              (4)(f) to the 1990 Form 10-K.

 *(4)(g)      Officers' Certificate, dated December 12, 1991, filed as Exhibit
              (4)(g) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 ("1991 Form 10-K").

*(10)(a) Potlatch Corporation Management Performance Award Plan, as amended effective January 1, 1986, filed as Exhibit (10)(a) to the 1990 Form 10-K.

*(10)(a)(i)   Amendment, dated May 5, 1989, to the Plan described in Exhibit
              (10)(a), filed as Exhibit (10)(a)(i) to the 1989 Form 10-K.

 (10)(b)(iv) Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of February 24, 1989.



*Incorporated by reference.

*(10)(c) Letter agreement, dated May 21, 1979, between Potlatch Corporation and George F. Jewett, Jr., regarding consulting services, filed as Exhibit (10)(c) to the 1990 Form 10-K.

*(10)(c)(i)   Amendment, dated February 19, 1986, to agreement described in
              Exhibit (10)(c), filed as Exhibit (10)(c)(i) to the 1990
              Form 10-K.

 (10)(d)(i) Potlatch Corporation Salaried Employees' Supplemental Benefit Plan (As Amended and Restated Effective January 1, 1988).

*(10)(d)(ii)  Amendment, effective as of December 31, 1992, to Plan described in Exhibit (10)(d)(i), filed as Exhibit (10)(d)(ii) to the 1992 Form 10-K.

*(10)(f)(iii) Supplemental Retirement Benefit and Life Insurance Agreement,
              dated February 19, 1988, together with Amendment to Agreement thereto, dated as of January 1, 1992, between Potlatch Corporation and Richard B. Madden, filed as Exhibit (10)(f)(iii) to the 1992 Form 10-K.

 (10)(r) Potlatch Corporation 1983 Stock Option Plan (effective September 24, 1983), together with amendments thereto dated December 14, 1984, February 24, 1989 and February 22, 1990.

*(10)(s)(iii) Form of Stock Option Agreement for the Potlatch Corporation 1983
              Stock Option Plan together with the Addendum thereto as used for options granted on December 14, 1989, filed as Exhibit
              (10)(s)(iii) to the 1989 Form 10-K.

*(10)(s)(iv)  Form of Amendment to Stock Option Agreement together with the
              Addendum thereto to add stock appreciation rights to stock option agreements issued under the Potlatch Corporation 1983 Stock Option Plan, filed as Exhibit (10)(s)(iv) to the 1989 Form 10-K.

*(10)(s)(v)   Form of Stock Option Agreement for the Potlatch Corporation 1983
              Stock Option Plan together with the Addendum thereto as used for options granted in each December of 1990-1992, filed as Exhibit
              (10)(s)(v) to the 1990 Form 10-K.

*(10)(t) Potlatch Corporation Deferred Compensation Plan for Directors, dated February 20, 1981, as amended December 3, 1982, filed as Exhibit (10)(t) to the 1992 Form 10-K.

*(10)(t)(i)   Potlatch Corporation Directors' Retirement Plan, effective
              October 1, 1989, filed as Exhibit (10)(t)(i) to the 1989
              Form 10-K.


*Incorporated by reference.

*(10)(t)(ii)  Amendment dated May 24, 1991, to Exhibit (10)(t), filed as Exhibit
              (10)(t)(ii) to the 1991 Form 10-K.

 (10)(w)(vi)  Compensation of Directors, dated May 20, 1993.

*(10)(x) Form of Indemnification Agreement with each director of Potlatch Corporation, dated as of the dates set forth on Schedule A and Amendments 1, 2, 3 and 4 to Schedule A, filed as Exhibit (10)(x) to the 1991 Form 10-K.

*(10)(x)(i)   Amendment No. 5 to Schedule A to Exhibit (10)(x), filed as Exhibit
              (10)(x)(i) to the 1992 Form 10-K.

 (10)(x)(ii)  Amendment No. 6 to Schedule A to Exhibit (10)(x).

*(10)(y) Form of Indemnification Agreement with certain officers of Potlatch Corporation identified on Schedule A and Amendments 1, 2, and 3 to Schedule A, filed as Exhibit (10)(y) to the 1991
              Form 10-K.

*(10)(y)(i)   Amendment No. 4 to Schedule A to Exhibit (10)(y), filed as Exhibit
              (10)(y) to the 1992 Form 10-K.

 (10)(y)(ii)  Amendment No. 5 to Schedule A to Exhibit (10)(y).

 (10)(z) Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988 and as amended and restated February 24, 1989.

*(10)(z)(i)   Form of Stock Option Agreement for the Potlatch Corporation 1989
              Stock Incentive Plan together with the Addendum thereto as used for options granted on December 14, 1989, filed as Exhibit
              (10)(z)(i) to the 1989 Form 10-K.

*(10)(z)(ii)  Form of Stock Option Agreement for the Potlatch Corporation 1989
              Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1993, filed as Exhibit (10)(z)(ii) to the 1990 Form 10-K.

*(10)(aa)     Form of Amendments to Stock Options and Stock Incentive Plans,
              dated March 30, 1990, filed as Exhibit (10)(aa) to the 1990 Form
              10-K.

 (22)         Potlatch Corporation Subsidiaries.

 (24)         Consent of Independent Auditors.

 (25)         Powers of Attorney.



*Incorporated by reference.
                                      -40-