Form 10-Q
period 1994-03-31
POTLATCH CORP
filed 1994-04-22
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended     March 31, 1994    Commission file number  1-5313


                           POTLATCH CORPORATION
        (Exact name of registrant as specified in its charter)



      A Delaware Corporation                          82-0156045
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)



            One Maritime Plaza
        San Francisco, California                        94111
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    (415) 576-8800





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock outstanding as of March 31, 1994:
29,212,606 shares of Common Stock, par value $1 per share.

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                          Page Number

  Item 1. Financial Statements

    Statements of Earnings for the three months
    ended March 31, 1994 and 1993                                2

    Condensed Balance Sheets at March 31, 1994
    and December 31, 1993                                        3

    Condensed Statements of Cash Flows for the three
    months ended March 31, 1994 and 1993                         4

    Notes to Financial Statements                                5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations     6 -  9


PART II.  OTHER INFORMATION

  Item 5. Other Information                                     10

  Item 6. Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                      11


EXHIBIT INDEX                                                   12

                                 PART I

Item 1.  Financial Statements


Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
______________________________________________________________________
                                                    Three Months Ended
                                                         March 31
                                                    1994          1993
- ----------------------------------------------------------------------
Net sales                                       $365,282      $361,543
- ----------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                          35,023        28,368
  Materials, labor and other operating
    expenses                                     280,351       266,466
  Selling, general and administrative
    expenses                                      19,514        21,482
- ----------------------------------------------------------------------
                                                 334,888       316,316
- ----------------------------------------------------------------------
      Earnings from operations                    30,394        45,227

Interest expense                                 (12,743)      (10,302)

Interest and dividend income                         139           306

Other expense, net (Note 5)                       (9,219)          (52)
- ----------------------------------------------------------------------
      Earnings before taxes on income and
        cumulative effect of accounting changes    8,571        35,179

Provision for taxes on income (Note 2)             3,257        13,017
- ----------------------------------------------------------------------
Net earnings before cumulative effect of
  accounting changes                               5,314        22,162

Cumulative effect of accounting changes
  for postretirement benefits and income
  taxes, net of tax                                    -       (31,704)
- ----------------------------------------------------------------------
Net earnings (loss)                             $  5,314      $ (9,542)
======================================================================

Net earnings (loss) per common share (Note 3):
  Before accounting changes                        $ .18         $ .76
  After accounting changes                           .18          (.33)
Dividends per common share (annual rate)            1.56          1.50
Average shares outstanding (in thousands)         29,211        29,171
- ----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                -2-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1994 amounts unaudited (Dollars in thousands - except per-share amounts)


______________________________________________________________________
                                               March 31,  December 31,
                                                    1994          1993
- ----------------------------------------------------------------------
Assets
  Current assets:
    Cash                                      $    9,973    $    6,813
    Short-term investments                         4,233        20,421
    Receivables, net                             129,943       118,601
    Inventories (Note 4)                         150,775       155,560
    Prepaid expenses                              25,402        25,758
- ----------------------------------------------------------------------
      Total current assets                       320,326       327,153
  Land, other than timberlands                     9,120         9,105
  Plant and equipment, at cost less
    accumulated depreciation                   1,330,276     1,340,028
  Timber, timberlands and related
    logging facilities                           343,774       343,044
  Other assets                                    68,261        66,322
- ----------------------------------------------------------------------
                                              $2,071,757    $2,085,652
======================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Current installments on long-term debt    $   22,012    $    7,057
    Accounts payable and accrued liabilities     194,873       190,958
- ----------------------------------------------------------------------
      Total current liabilities                  216,885       198,015
  Long-term debt                                 666,995       707,131
  Other long-term obligations                    132,449       120,388
  Deferred taxes                                 141,431       140,454
  Stockholders' equity                           913,997       919,664
- ----------------------------------------------------------------------
                                              $2,071,757    $2,085,652
======================================================================
Stockholders' equity per common share             $31.29        $31.50
Working capital                                 $103,441      $129,138
Current ratio                                      1.5:1         1.7:1
- ----------------------------------------------------------------------

December 31, 1993 amounts have been restated to conform to the 1994 presentation in which bank overdrafts are classified as a current liability.

The accompanying notes are an integral part of these financial statements.


Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
- ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
                                                    1994          1993
- ----------------------------------------------------------------------
Cash Flows From Operations
  Net earnings (loss)                           $  5,314      $ (9,542)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operations:
    Cumulative effect of accounting changes            -        31,704
    Depreciation, amortization and cost of
      fee timber harvested                        35,023        28,368
    Deferred taxes                                   977         3,000
    Working capital changes                       (5,085)       24,764
    Other, net                                       499          (172)
- ----------------------------------------------------------------------
    Net cash provided by operations               36,728        78,122
- ----------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                        2,799        (2,984)
  Repayment of long-term debt                    (25,181)         (274)
  Issuance of treasury stock                         288           864
  Dividends                                      (11,392)      (10,939)
- ----------------------------------------------------------------------
    Net cash used for financing                  (33,486)      (13,333)
- ----------------------------------------------------------------------
Cash Flows From Investing
  Decrease (increase) in
    short-term investments                        16,188       (33,692)
  Additions to plant and properties              (23,397)      (41,037)
  Disposition of plant and properties                334           207
  Other, net                                       6,793         4,403
- ----------------------------------------------------------------------
    Net cash used for investing                      (82)      (70,119)
- ----------------------------------------------------------------------
Increase (decrease) in cash                        3,160        (5,330)
Balance at beginning of period                     6,813        16,708
- ----------------------------------------------------------------------
Balance at end of period                        $  9,973      $ 11,378
======================================================================

Net interest payments (net of amounts capitalized) for the three months ended March 31, 1994 and 1993 were $2.8 million and $.3 million, respectively. Net income tax payments (receipts) for the three months ended March 31, 1994 and 1993 were $.6 million and $(3.2) million, respectively.

The accompanying notes are an integral part of these financial statements.

                                -4-

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
_______________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at March 31, 1994 and December 31, 1993, and the statements of earnings and the condensed statements of cash flows for the three months ended March 31, 1994 and 1993, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation believes that all adjustments necessary for a fair statement of the results of such interim periods have been included.

    In 1994, the company began accruing for major maintenance shutdowns at its pulp-based operations over the entire year. This change had an unfavorable effect on the earnings comparison for the first quarter of 1994.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for the quarter ended March 31, 1994, compared with 37 percent for 1993's first quarter.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                            March 31, 1994      December 31, 1993
                            --------------      -----------------
    Raw materials              $ 82,854              $ 86,508
    Work in process               6,613                 4,809
    Finished goods               61,308                64,243
                               --------              --------
                               $150,775              $155,560
                               ========              ========


NOTE 5. OTHER EXPENSE, NET - Other expense, net for the period ended March 31, 1994, includes a pre-tax charge for early retirement programs of $10.0 million or $.21 per share after tax. An agreement has been reached with the labor unions involved and the early retirement programs were in process at the end of the quarter. Any necessary adjustments to the charge will be made once total participation in the programs is determined.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Liquidity and Capital Funding

    Net cash provided by operations (as presented in the Condensed Statements of Cash Flows on page 4) totaled $36.7 million, compared with $78.1 million for the first quarter of 1993.

    The company's ratio of long-term debt to stockholders' equity was .73 to 1 at March 31, 1994, compared with .77 to 1 at December 31, 1993. The decrease in the ratio was primarily due to a decrease of $25.0 million in commercial paper outstanding and the reclassification of $15.0 million of the company's medium-term notes from long-term to current due to their maturity within one year.

    Working capital of $103.4 million at March 31, 1994, decreased $25.7 million from December 31, 1993. A decrease of $16.2 million in short-term investments combined with an increase of $15.0 million in current installments on long-term debt were largely responsible for the decline. Partially offsetting the decrease was an $11.3 million increase in receivables.

    Capital expenditures totaled $23.4 million for the first three months of 1994. Of this amount, $7.1 million was spent in the wood products segment, which included expenditures for the replacement of a company sawmill in Warren, Arkansas. In the printing papers segment $3.4 million was spent, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $12.8 million. A significant portion of this total related to the rebuild of a tissue machine at the Consumer Products Division's Lewiston, Idaho facility.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 9 of this Form 10-Q.

______________________________________________________________________

Segment Information                             (Dollars in thousands)
______________________________________________________________________
                                                     Three Months
                                                 1994             1993
- ----------------------------------------------------------------------
Net Sales
  Wood products                              $141,172         $135,434
  Printing papers                             102,116           98,768
  Other pulp-based products                   121,994          127,341
- ----------------------------------------------------------------------
Total net sales                              $365,282         $361,543
======================================================================

                                -6-

______________________________________________________________________

Segment Information (continued)                  (Dollars in thousands)
______________________________________________________________________
                                                     Three Months
                                                 1994             1993
- ----------------------------------------------------------------------
Operating Income
  Wood products                              $ 46,443         $ 51,358
  Printing papers                               8,459            2,923
  Other pulp-based products                   (28,513)          (1,257)
- ----------------------------------------------------------------------
                                               26,389           53,024
Corporate                                     (17,818)         (17,845)
- ----------------------------------------------------------------------
Earnings before taxes on income and
  cumulative effect of accounting changes    $  8,571         $ 35,179
======================================================================

    The company reported first quarter 1994 earnings of $11.5 million, or $.39 per common share, before the effects of early retirement programs announced in February. Including the one-time, pre-tax $10.0 million charge for these early retirement programs, earnings were $5.3 million, or $.18 per share. Comparatively, first quarter 1993 earnings before accounting changes were $22.2 million, or $.76 per share. After accounting changes for postretirement benefits and income taxes, the company posted a 1993 first quarter loss and loss per common share of $9.5 million and $.33, respectively. Net sales for the first quarter of 1994 were $365.3 million, compared with $361.5 million a year ago.

    In addition to the $10.0 million pre-tax charge, two other factors reduced first quarter earnings. An ice storm in February hampered all of the company's operations in Arkansas, with power outages reducing production of both paperboard and wood products. In addition, the company rebuilt one of its tissue machines in Idaho, which increased costs and reduced production. The rebuild was completed at the end of the first quarter.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $35.0 million, 23 percent above the $28.4 million reported a year ago.

    The Wood Products Group reported earnings of $46.4 million for the first quarter of 1994, down from 1993's $51.4 million. Despite higher net sales realizations for lumber and particleboard, earnings declined in large part because of lower net sales realizations for oriented strand board and plywood. Costs associated with inclement weather in Arkansas also contributed to the decline. Markets for virtually all wood products weakened significantly in the last few weeks of the quarter.

    The Northwest Paper Division reported first quarter 1994 earnings of $8.5 million, a significant increase from the $2.9 million reported in the prior year. The earnings improvement was primarily the result of lower production costs and increased shipments. Markets for the company's coated papers improved somewhat during the quarter.

    The company's other pulp-based products businesses, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported a first quarter loss of $28.5 million, which includes the $10.0 million pre-tax reserve established to cover the costs of early retirement programs in the company's pulp-based operations in Idaho. This compares with a loss of $1.3 million in 1993's first quarter. Markets for paperboard were very weak during the quarter and markets for tissue products remained competitive. The early retirement programs are the final steps in the modernization of the pulp mill. They will help the company to fully realize the efficiencies of the new mill and will reduce ongoing costs by approximately $10.0 million a year.

    "Interest expense" increased due primarily to a reduction in the amount of interest capitalized on long-term construction projects.

    "Other expense, net" for the period ended March 31, 1994, includes the aforementioned pre-tax charge for early retirement programs of $10.0 million. An agreement has been reached with the labor unions involved and the early retirement programs were in process at the end of the quarter. Any necessary adjustments to the charge will be made once total participation in the programs is determined.


            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Changes in Statements of Earnings
                         (Dollars in thousands)



                                          Three Months Ended March 31
                                          ---------------------------
                                                              Increase
                                         1994        1993    (Decrease)
                                         ----        ----    ----------
Net sales                              $365,282    $361,543       1%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested         35,023      28,368      23%
  Materials, labor and other
    operating expenses                  280,351     266,466       5%
  Selling, general and
    administrative expenses              19,514      21,482      (9%)
Earnings from operations                 30,394      45,227     (33%)
Interest expense                        (12,743)    (10,302)     24%
Interest and dividend income                139         306     (55%)
Other income expense, net                (9,219)        (52)      *
Provision for taxes on income             3,257      13,017     (75%)
Net earnings before cumulative
  effect of accounting changes            5,314      22,162     (76%)
Change in accounting for post-
  retirement benefit and income,
  net of tax                                  -     (31,704)      *
Net earnings (loss)                       5,314      (9,542)      *

*Not a meaningful figure.

                                -9-

                                 PART II

ITEM 5.  Other Information

    In late 1993, the Environmental Protection Agency published proposed regulations applicable to the pulp and paper industry. This extensive set of regulations is designed to address both air and water emissions. As proposed, the regulations would require modifications to process equipment and procedures. Based on a recently completed examination of the capital costs of the proposals, the company estimates that compliance would require capital expenditures in the broad range of $200.0 million. Of this amount, approximately $100.0 million is already included in the planned $500.0 million plus expansion and modernization project under way at the Cloquet, Minnesota pulp mill.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 12 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended March 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       POTLATCH CORPORATION
                                           (Registrant)



                                       By G. E. Pfautsch
                                          ---------------------------
                                          G. E. Pfautsch
                                          Senior Vice President,
                                          Finance and Treasurer
                                          (Duly Authorized; Principal
                                            Financial Officer)



                                       By T. L. Carter
                                          ---------------------------
                                          T. L. Carter
                                          Controller
                                          (Duly Authorized; Principal
                                            Accounting Officer)



Date: April 22, 1994

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              Exhibit Index



Exhibit


                                 PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.