Form 10-Q
period 1994-06-30
POTLATCH CORP
filed 1994-08-02
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended      June 30, 1994    Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of June 30, 1994:
29,217,181 shares of Common Stock, par value $1 per share.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                          Page Number

  Item 1. Financial Statements

    Statements of Earnings for the quarter and six
    months ended June 30, 1994 and 1993                          2

    Condensed Balance Sheets at June 30, 1994
    and December 31, 1993                                        3

    Condensed Statements of Cash Flows for the six
    months ended June 30, 1994 and 1993                          4

    Notes to Financial Statements                                5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5 - 8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                      9

  Item 4. Submission of Matters to a Vote of Security
          Holders                                               10

  Item 6. Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                      11


EXHIBIT INDEX                                                   12


                                   PART I
Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
________________________________________________________________________
                                      Quarter Ended     Six Months Ended
                                         June 30             June 30
                                      1994     1993       1994      1993
- ------------------------------------------------------------------------
Net sales                         $345,120 $326,624   $710,402  $688,167
- ------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    34,387   30,221     69,410    58,589
  Materials, labor and other
    operating expenses             270,982  262,202    551,333   528,668
  Selling, general and
    administrative expenses         20,915   19,634     40,429    41,116
- ------------------------------------------------------------------------
                                   326,284  312,057    661,172   628,373
- ------------------------------------------------------------------------
      Earnings from operations      18,836   14,567     49,230    59,794

Interest expense                   (12,562) (11,724)   (25,305)  (22,026)

Interest and dividend income            85      481        224       787

Other income (expense), net          3,403    1,052     (5,816)    1,000
- ------------------------------------------------------------------------
      Earnings before taxes on
        income and cumulative
        effect of accounting
        changes                      9,762    4,376     18,333    39,555

Provision for taxes on
  income (Note 2)                    3,710    1,618      6,967    14,635
- ------------------------------------------------------------------------
Net earnings before cumulative
  effect of accounting changes       6,052    2,758     11,366    24,920
Cumulative effect of
  accounting changes for post-
  retirement benefits and income
  taxes, net of tax                      -        -          -   (31,704)
- ------------------------------------------------------------------------
Net earnings (loss)               $  6,052 $  2,758   $ 11,366  $ (6,784)
========================================================================
Net earnings (loss) per common
  share (Note 3):
  Before accounting changes          $ .21    $ .09      $ .39 *   $ .85
  After accounting changes             .21      .09        .39 *    (.24)
Dividends per common share
  (annual rate)                       1.56     1.50       1.56      1.50
Average shares outstanding
  (in thousands)                    29,214   29,184     29,213    29,178
- ------------------------------------------------------------------------

* Includes a charge of $.21 per common share for early retirement programs in the first quarter of 1994.

  The accompanying notes are an integral part of these financial statements.

                                  -2-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1994 amounts unaudited (Dollars in thousands - except per-share amounts)

___________________________________________________________________________
                                                 June 30,      December 31,
                                                     1994              1993
- ---------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                        $    6,283       $    6,813
    Short-term investments                          48,160           20,421
    Receivables, net                               116,952          118,601
    Inventories (Note 4)                           148,912          155,560
    Prepaid expenses                                26,239           25,758
- ---------------------------------------------------------------------------
      Total current assets                         346,546          327,153
  Land, other than timberlands                       9,112            9,105
  Plant and equipment, at cost less
    accumulated depreciation                     1,322,351        1,340,028
  Timber, timberlands and related
    logging facilities                             345,795          343,044
  Other assets                                      30,379           66,322
- ---------------------------------------------------------------------------
                                                $2,054,183       $2,085,652
===========================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable (Note 5)                      $   20,000       $        -
    Current installments on long-term debt          18,807            7,057
    Accounts payable and accrued liabilities       192,783          190,958
- ---------------------------------------------------------------------------
      Total current liabilities                    231,590          198,015
  Long-term debt                                   637,292          707,131
  Other long-term obligations                      133,963          120,388
  Deferred taxes                                   142,545          140,454
  Stockholders' equity                             908,793          919,664
- ---------------------------------------------------------------------------
                                                $2,054,183       $2,085,652
===========================================================================
Stockholders' equity per common share               $31.10           $31.50
Working capital                                   $114,956         $129,138
Current ratio                                        1.5:1            1.7:1
- ---------------------------------------------------------------------------

December 31, 1993 amounts have been restated to conform to the 1994 presentation in which bank overdrafts are classified as a current liability.

The accompanying notes are an integral part of these financial statements.

                                  -3-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
___________________________________________________________________________
                                                         Six Months Ended
                                                             June 30
                                                       1994            1993
- ---------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings (loss)                              $ 11,366       $  (6,784)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operations:
    Cumulative effect of accounting changes               -          31,704
    Depreciation, amortization and cost of
      fee timber harvested                           69,410          58,589
    Deferred taxes                                    2,091           6,000
    Working capital changes                           4,815          20,618
    Other, net                                       (1,167)           (324)
- ---------------------------------------------------------------------------
    Net cash provided by operations                  86,515         109,803
- ---------------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                           4,826          (3,448)
  Proceeds from long-term debt                            -           5,124
  Repayment of long-term debt                       (38,089)         (1,968)
  Issuance of treasury stock                            386             864
  Dividends                                         (22,785)        (21,883)
- ---------------------------------------------------------------------------
    Net cash used for financing                     (55,662)        (21,311)
- ---------------------------------------------------------------------------
Cash Flows From Investing
  Decrease (increase) in short-term investments      10,533         (16,056)
  Additions to plant and properties                 (48,351)        (77,437)
  Disposition of plant and properties                 2,448             763
  Other, net                                          3,987          (6,252)
- ---------------------------------------------------------------------------
    Net cash used for investing                     (31,383)        (98,982)
- ---------------------------------------------------------------------------
Decrease in cash                                       (530)        (10,490)
Balance at beginning of period                        6,813          16,708
- ---------------------------------------------------------------------------
Balance at end of period                           $  6,283       $   6,218
===========================================================================

Net interest payments (net of amounts capitalized) for the six months ended June 30, 1994 and 1993 were $24.1 million and $20.4 million, respectively. Net income tax payments for the six months ended June 30, 1994 and 1993 were $8.1 million and $10.3 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                  -4-

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
_______________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at June 30, 1994 and December 31, 1993, and the statements of earnings for the quarter and six months ended June 30, 1994 and 1993, and the condensed statements of cash flows for the six months ended June 30, 1994 and 1993, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included.

NOTE 2. INCOME TAX - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for 1994, compared with 37 percent in 1993.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                            June 30, 1994       December 31, 1993
                            -------------       -----------------
    Raw materials              $ 78,500              $ 86,508
    Work in process               6,746                 4,809
    Finished goods               63,666                64,243
                               --------              --------
                               $148,912              $155,560
                               ========              ========

NOTE 5. NOTES PAYABLE - Notes payable at June 30, 1994 represent the portion of the company's outstanding commercial paper which it intends to retire within one year. The amount presented, $20.0 million, was reclassified from long-term debt in the second quarter of 1994.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Liquidity and Capital Funding

    Net cash provided by operations for the first six months of 1994, as presented in the Condensed Statements of Cash Flows on page 4, totaled $86.5 million, compared with $109.8 million for the same period in 1993.

    The company's ratio of long-term debt to stockholders' equity was .70 to 1 at June 30, 1994, compared with .77 to 1 at December 31, 1993. The decrease in the ratio was primarily due to a decrease of $33.0 million in commercial paper outstanding and the reclassification of $20.0 million of the remaining amount of outstanding commercial paper from long-term to current due to the company's intent to retire this amount within a year. The company also reclassified $15.0 million of its medium-term notes from long-term to current due to their maturity within one year.

    Working capital of $115.0 million at June 30, 1994, decreased $14.1 million from December 31, 1993. Increases of $20.0 million in notes payable, as discussed previously, and $11.8 million in current installments on long-term debt combined with a decrease of $6.6 million in inventories were largely responsible for the decline. The effect of these changes was partially offset by a $27.7 million increase in short-term investments. Short-term investments increased due to a reclassification of assets previously classified as long-term, which will mature within one year.

    Capital expenditures totaled $48.4 million for the first six months of 1994. Of this amount, the company spent $16.5 million in the wood products segment, which included expenditures for the replacement of a company sawmill in Warren, Arkansas. The company spent $9.9 million in the printing papers segment, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $21.7 million. A significant portion of this total related to the rebuild of a tissue machine at the Consumer Products Division's Lewiston, Idaho facility.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 8 of this Form 10-Q.
______________________________________________________________________
Segment Information                             (Dollars in thousands)
______________________________________________________________________
                                 Second Quarter         Six Months
                                 1994      1993       1994      1993
- ----------------------------------------------------------------------
Net Sales
  Wood products                $129,766  $121,184   $270,938  $256,618
  Printing papers                91,148    87,467    193,264   186,235
  Other pulp-based products     124,206   117,973    246,200   245,314
- ----------------------------------------------------------------------
Total net sales                $345,120  $326,624   $710,402  $688,167
======================================================================

Operating Income
  Wood products                $ 35,891  $ 40,619   $ 82,334  $ 91,977
  Printing papers                 6,787    (1,934)    15,246       989
  Other pulp-based products     (15,802)  (17,960)   (44,315)  (19,217)
- ----------------------------------------------------------------------
                                 26,876    20,725     53,265    73,749
Corporate                       (17,114)  (16,349)   (34,932)  (34,194)
- ----------------------------------------------------------------------
Earnings before taxes on
  income and cumulative effect
  of accounting changes        $  9,762  $  4,376   $ 18,333  $ 39,555
======================================================================

    Higher earnings for the second quarter of 1994 were due to improved results for the company's pulp-based businesses. Net earnings increased to $6.1 million for the second quarter, up from 1993's $2.8 million. Earnings per common share were $.21, compared with $.09 reported for the second quarter of 1993. Net sales were $345.1 million, compared with $326.6 million in 1993's second quarter.

    Net earnings for the first half of 1994 were $11.4 million, or $.39 per common share, which included a $.21 per share charge for early retirement programs. Comparatively, earnings for the first half of 1993, before accounting changes, were $24.9 million, or $.85 per common share. After accounting changes for postretirement benefits and income taxes, the company posted a 1993 first half net loss and loss per common share of $6.8 million and $.24, respectively. Net sales for the first half of 1994 were $710.4 million, compared with $688.2 million a year ago.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $69.4 million for the first half of 1994, an 18 percent increase over the $58.6 million reported in 1993's first half.

    The Wood Products Group reported earnings of $35.9 million for the second quarter of 1994, down from 1993's $40.6 million. The decline in earnings was attributable to accelerated depreciation associated with the replacement of equipment at the Lewiston, Idaho, sawmill and start-up costs of the new sawmill in Warren, Arkansas. The new sawmill experienced considerable downtime during the quarter primarily due to equipment-related operating problems and was also shut down for a day late in the second quarter as a result of an electrical outage.

    The Northwest Paper Division reported second quarter earnings of $6.8 million, compared with a loss of $1.9 million in 1993. The results reflect a combination of improved production, lower costs and higher shipments. Sales realizations for coated papers improved from the first quarter of 1994, but remained relatively unchanged overall from the second quarter of 1993. Although both periods included normal annual maintenance shutdowns, the earnings comparison was favorably affected by a change in accounting for these shutdowns in 1994. The related costs are now being accrued over the entire year.

    The other pulp-based businesses, which include the Pulp and Paperboard Group and the Consumer Products Division, reported a second quarter loss of $15.8 million, compared with a loss of $18.0 million last year. The improvement was due in large part to the absence of the extended shutdown of the Lewiston pulp mill, which occurred in the second quarter of 1993, and the start-up problems that followed. Market conditions for pulp and tissue products improved slightly during the quarter. The rise in pulp prices allowed the company to begin selling market pulp. Sales of market pulp had been curtailed since late 1993. Sales realizations were lower for paperboard compared with the prior year but began to improve near the end of the quarter. The electrical outage that reduced earnings for wood products also hampered results at the Arkansas pulp and paperboard facility.

    "Interest expense" for the second quarter and first half of 1994 increased primarily due to a reduction in the amount of interest capitalized on long-term construction projects.

                          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                  Changes in Statements of Earnings
                                       (Dollars in thousands)



                                         Quarter Ended June 30           Six Months Ended June 30
                                         ---------------------           ------------------------
                                                        Increase                          Increase
                                     1994      1993    (Decrease)     1994       1993    (Decrease)
                                     ----      ----    ----------     ----       ----    ----------
Net sales                          $345,120  $326,624      6%       $710,402   $688,167       3%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     34,387    30,221     14%         69,410     58,589      18%
  Materials, labor and other
    operating expenses              270,982   262,202      3%        551,333    528,668       4%
  Selling, general and
    administrative expenses          20,915    19,634      7%         40,429     41,116      (2%)
Earnings from operations             18,836    14,567     29%         49,230     59,794     (18%)
Interest expense                    (12,562)  (11,724)     7%        (25,305)   (22,026)     15%
Interest and dividend income             85       481    (82%)           224        787     (72%)
Other income, net                     3,403     1,052       *         (5,816)     1,000        *
Provision for taxes on income         3,710     1,618    129%          6,967     14,635     (52%)
Net earnings before cumulative
  effect of accounting changes        6,052     2,758    119%         11,366     24,920     (54%)
Change in accounting for
  postretirement benefits
  and income taxes, net of tax            -         -       *              -    (31,704)       *
Net earnings (loss)                   6,052     2,758    119%         11,366     (6,784)       *

* Not a meaningful figure.

                                  -8-

                                 PART II

ITEM 1. Legal Proceedings

    In June 1994, the company received a Notice of Violation ("NOV") issued by the Idaho Department of Health and Welfare ("IDHW") alleging 41 violations of State of Idaho environmental laws relating to air quality at the company's facilities in Lewiston, Idaho. Many of the alleged violations include continuing violations over a period of time. The IDHW also submitted a list of 14 alleged federal New Source Performance Standard violations. The aggregate penalty proposed for settlement of all of the alleged state and federal violations is approximately $2.7 million. The company believes it has legal and equitable defenses to many of the alleged violations and has held initial settlement discussions with the IDHW and the United States Environmental Protection Agency ("EPA"). The company will continue to discuss settlement of all outstanding issues.

    As reported in its Report on Form 10-Q for the Quarter ended September 30, 1993, the company received a NOV from the EPA, Region 5, in August 1993. The NOV alleged that the company commenced construction of its three oriented strand board plants in Bemidji, Cook and Grand Rapids, Minnesota, prior to obtaining permits pursuant to regulations to prevent the significant deterioration of air quality in any area which has attained the National Ambient Air Quality Standards. The allegations contained in the NOV arise from the same facts and are the same allegations as set forth in NOVs previously issued to the company by the Minnesota Pollution Control Agency ("MPCA"). In early January 1994, the company entered into an agreement with the MPCA which resolved the alleged violations under the NOVs issued by the MPCA. Pursuant to the agreement the company will install improved pollution control equipment at all three plants in phases starting with the installation of improved pollution control equipment at the Grand Rapids plant during 1994. The agreement did not resolve the allegations of the EPA set forth in the August 1993, NOV. In July 1994, the EPA informed the company that it will refer the matter to the United States Department of Justice to commence a civil enforcement action against the company. The company believes that it has legal and equitable defenses which would defeat the alleged violations or minimize the amount of any civil penalties.

    The company believes that adequate provision has been made for any amounts which may be paid as a result of the alleged violations described above.

ITEM 4. Submission of Matters to a Vote of Security Holders

    At the annual meeting of stockholders of the company held on May 19, 1994, the company's stockholders voted in favor of the election of five directors to the company's Board of Directors and the ratification of KPMG Peat Marwick as the company's independent auditors for 1994. There were 61,052,337 votes represented which equaled 89.5 percent of the total outstanding votes of 68,223,157. The number of votes for, against or withheld, as well as the number of abstentions, as applicable, as to each matter approved at the annual meeting of stockholders were as follows:

Proposal No. 1                      For          Withheld
  Election of 5 Directors

    Richard B. Madden            60,835,458       216,879
    Richard M. Morrow            60,742,747       309,590
    John M. Richards             60,837,595       214,742
    Reuben F. Richards           60,829,959       222,378
    Frederick T. Weyerhaeuser    60,838,097       214,240

Proposal No. 2                      For           Against     Abstain
  Ratification of Selection
  of Independent Auditors        60,806,782        44,336     201,219

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 11 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended June
30, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       POTLATCH CORPORATION
                                           (Registrant)



                                       By G. E. Pfautsch
                                          ------------------------------
                                          G. E. Pfautsch
                                          Senior Vice President, Finance
                                          (Duly Authorized; Principal
                                            Financial Officer)



                                       By T. L. Carter
                                          ------------------------------
                                          T. L. Carter
                                          Controller
                                          (Duly Authorized; Principal
                                            Accounting Officer)



Date:  August 2, 1994

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Exhibit Index



Exhibit


                                PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.