Form 10-Q
period 1994-09-30
POTLATCH CORP
filed 1994-11-07
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549

                                    Form 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For Quarter Ended  September 30, 1994   Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of September 30, 1994: 29,223,181 shares of Common Stock, par value $1 per share.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                                   Page Number

    ITEM 1. Financial Statements

       Statements of Earnings for the quarter and nine
       months ended September 30, 1994 and 1993                           2

       Condensed Balance Sheets at September 30, 1994
       and December 31, 1993                                              3

       Condensed Statements of Cash Flows for the nine
       months ended September 30, 1994 and 1993                           4

       Notes to Financial Statements                                      5

    ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             6 - 9


PART II.  OTHER INFORMATION

    ITEM 1. Legal Proceedings                                            10

    ITEM 6. Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                               11


EXHIBIT INDEX                                                            12

                                     PART I

ITEM 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
_______________________________________________________________________________
                                         Quarter Ended        Nine Months Ended
                                          September 30          September 30
                                         1994      1993        1994        1993
- -------------------------------------------------------------------------------
Net sales                            $373,324  $338,223  $1,083,726  $1,026,390
Costs and expenses:
    Depreciation, amortization and
       cost of fee timber harvested    35,016    33,132     104,426      91,721
    Materials, labor and other
       operating expenses             287,014   273,323     838,347     801,991
    Selling, general and
    administrative expenses            22,488    19,615      62,917      60,731
- -------------------------------------------------------------------------------
                                      344,518   326,070   1,005,690     954,443
- -------------------------------------------------------------------------------
          Earnings from operations     28,806    12,153      78,036      71,947

Interest expense                      (12,862)  (11,890)    (38,167)    (33,916)

Interest and dividend income               54       345         278       1,132

Other income (expense), net             1,040     1,750      (4,776)      2,750
- -------------------------------------------------------------------------------
          Earnings before taxes on
              income and cumulative
              effect of accounting
              changes                  17,038     2,358      35,371      41,913

Provision for taxes
  on income (Note 2)                    6,297     4,537      13,264      19,172
- -------------------------------------------------------------------------------
Net earnings (loss) before
    cumulative effect of
    accounting changes                 10,741    (2,179)     22,107      22,741
Cumulative effect of
    accounting changes for post-
    retirement benefits and
    income taxes, net of tax                -         -           -     (31,704)
- -------------------------------------------------------------------------------
Net earnings (loss)                  $ 10,741  $ (2,179) $   22,107  $   (8,963)
Net earnings (loss) per common
    share (Note 3):
    Before accounting changes *         $ .37     $(.07)      $ .76       $ .78
    After accounting changes *            .37      (.07)        .76        (.31)
Dividends per common share
    (annual rate)                        1.56      1.50        1.56        1.50
Average shares outstanding
  (in thousands)                       29,220    29,186      29,215      29,180
- -------------------------------------------------------------------------------

*Nine months 1994 includes a charge of $.21 per common share for early retirement programs in the first quarter of 1994. Third quarter 1993 includes the effects of a one percent federal tax increase, which had a negative effect of $.13 per common share.

The accompanying notes are an integral part of these financial statements.

                                     -2-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1994 amounts unaudited (Dollars in thousands - except per-share amounts)

___________________________________________________________________________
                                            September 30,      December 31,
                                                     1994              1993
- ---------------------------------------------------------------------------
Assets
    Current assets:
       Cash                                    $    8,209        $    6,813
       Short-term investments                      43,214            20,421
       Receivables, net                           129,619           118,601
       Inventories (Note 4)                       147,967           155,560
       Prepaid expenses                            25,640            25,758
- ---------------------------------------------------------------------------
          Total current assets                    354,649           327,153
    Land, other than timberlands                    9,069             9,105
    Plant and equipment, at cost less
       accumulated depreciation                 1,319,322         1,340,028
    Timber, timberlands and related
       logging facilities                         346,475           343,044
    Other assets                                   31,654            66,322
- ---------------------------------------------------------------------------
                                               $2,061,169        $2,085,652
===========================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
       Notes payable                           $   12,000        $        -
       Current installments on long-term debt      18,808             7,057
    Accounts payable and accrued liabilities      203,404           190,958
- ---------------------------------------------------------------------------
          Total current liabilities               234,212           198,015
    Long-term debt                                637,004           707,131
    Other long-term obligations                   137,193           120,388
    Deferred taxes                                144,433           140,454
  Stockholders' equity                            908,327           919,664
- ---------------------------------------------------------------------------
                                               $2,061,169        $2,085,652
===========================================================================
Stockholders' equity per common share              $31.08            $31.50
Working capital                                  $120,437          $129,138
Current ratio                                       1.5:1             1.7:1
- ---------------------------------------------------------------------------

December 31, 1993 amounts have been restated to conform to the 1994 presentation in which bank overdrafts are classified as a current liability.

The accompanying notes are an integral part of these financial statements.

                                      -3-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
___________________________________________________________________________
                                                        Nine Months Ended
                                                          September 30
                                                      1994             1993
- ---------------------------------------------------------------------------
Cash Flows From Operations
    Net earnings (loss)                           $ 22,107        $  (8,963)
    Adjustments to reconcile net earnings (loss)
       to cash provided by operations:
       Cumulative effect of accounting changes           -           31,704
       Depreciation, amortization and cost of
          fee timber harvested                     104,426           91,721
       Deferred taxes                                3,979            8,116
       Working capital changes                       2,647           22,708
       Other, net                                   (1,703)            (400)
- ---------------------------------------------------------------------------
    Net cash provided by operations                131,456          144,886
- ---------------------------------------------------------------------------
Cash Flows From Financing
    Change in bank overdrafts                        6,492           11,679
    Proceeds from long-term debt                         -            5,124
    Repayment of long-term debt                    (46,376)          (2,159)
    Issuance of treasury stock                         514              948
    Dividends                                      (34,180)         (32,827)
- ---------------------------------------------------------------------------
    Net cash used for financing                    (73,550)         (17,235)
- ---------------------------------------------------------------------------
Cash Flows From Investing
    Decrease (increase) in short-term investments   15,479           (9,292)
    Additions to plant and properties              (77,150)        (115,549)
    Disposition of plant and properties              3,339            1,105
    Other, net                                       1,822          (14,143)
- ---------------------------------------------------------------------------
    Net cash used for investing                    (56,510)        (137,879)
- ---------------------------------------------------------------------------
Increase (decrease) in cash                          1,396          (10,228)
Balance at beginning of period                       6,813           16,708
- ---------------------------------------------------------------------------
Balance at end of period                          $  8,209        $   6,480
===========================================================================

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 1994 and 1993 were $27.4 million and $22.4 million, respectively. Net income tax payments for the nine months ended September 30, 1994 and 1993 were $12.8 million and $11.4 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                      -4-

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
________________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 1994 and December 31, 1993, and the statements of earnings for the quarter and nine months ended September 30, 1994 and 1993, and the condensed statements of cash flows for the nine months ended September 30, 1994 and 1993, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included.

NOTE 2. INCOME TAX - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 37.5 percent for 1994 and 38 percent for 1993. The third quarter provision for 1994 reflects the adjustment of the tax rate to 37.5 percent from 38 percent used for the first half.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                          September 30, 1994    December 31, 1993
                          ------------------    -----------------
       Raw materials           $ 89,566             $ 86,508
       Work in process            6,668                4,809
       Finished goods            51,733               64,243
                               --------             --------
                               $147,967             $155,560
                               ========             ========

NOTE 5. CHANGE IN ACCOUNTING PRACTICE - In January 1994, the company began accruing for normal annual maintenance shutdowns over the entire year. Previously, these costs were expensed as incurred. While this change in accounting practice has no effect on an annual basis, it does affect the comparability of interim periods as prior year interim periods have not been restated. The effect of the change by quarter for 1994 was to decrease earnings before taxes $3.7 million for the first quarter and $.7 million for the second quarter, and increase earnings before taxes $9.1 million for the third quarter.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations

                           Liquidity and Capital Funding

    Net cash provided by operations for the first nine months of 1994, as presented in the Condensed Statements of Cash Flows on page 4, totaled $131.5 million, compared with $144.9 million for the same period in 1993.

    The company's ratio of long-term debt to stockholders' equity was .70 to 1 at September 30, 1994, compared with .77 to 1 at December 31, 1993. The decrease in the ratio was primarily due to repayment of $33.0 million of commercial paper outstanding and the reclassification in June 1994 of $20.0 million of commercial paper to current notes payable based on the company's intent to retire this amount within a year. The company also reclassified $15.0 million of its medium-term notes from long-term to current due to their maturity within one year.

    Working capital of $120.4 million at September 30, 1994, decreased $8.7 million from December 31, 1993. Increases of $12.0 million in notes payable, $11.8 million in current installments on long-term debt, and $12.4 million in accounts payable and accrued liabilities combined with a decrease of $7.6 million in inventories were largely responsible for the decline. The effect of these changes was partially offset by a $22.8 million increase in short-term investments and $11.0 million increase in receivables. Short-term investments increased due to a reclassification of assets previously classified as long-term, which will mature within one year.

    Capital expenditures totaled $77.2 million for the first nine months of 1994. Of this amount, the company spent $26.5 million in the wood products segment, which included expenditures for the replacement of a company sawmill in Warren, Arkansas and log processing equipment at the Lewiston, Idaho, sawmill. The company spent $17.8 million in the printing papers segment, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota and the rebuild of a paper machine at the company's Brainerd, Minnesota, facility. Spending in the other pulp-based products segment totaled $32.5 million. A significant portion of this total related to the rebuild of a tissue machine at the Consumer Products Division's Lewiston, Idaho, facility and the expansion of the warehouse at the Las Vegas, Nevada, tissue converting facility.

                             Results of Operations

       A summary of period-to-period changes in items included in the statements of earnings is presented on page 9 of this Form 10-Q.

Segment Information                                (Dollars in thousands)
_________________________________________________________________________
                                   Third Quarter           Nine Months
                                  1994      1993         1994        1993
- -------------------------------------------------------------------------
Net Sales
    Wood products             $140,862  $118,144   $  411,800  $  374,762
    Printing papers            102,469    95,876      295,733     282,111
  Other pulp-based products    129,993   124,203      376,193     369,517
- -------------------------------------------------------------------------
Total net sales               $373,324  $338,223   $1,083,726  $1,026,390
=========================================================================
Operating Income
    Wood products             $ 36,439  $ 24,713   $  118,773  $  116,690
    Printing papers              8,485     6,109       23,731       7,098
    Other pulp-based products   (8,823)  (11,758)     (53,138)    (30,975)
- -------------------------------------------------------------------------
                                36,101    19,064       89,366      92,813
Corporate                      (19,063)  (16,706)     (53,995)    (50,900)
- -------------------------------------------------------------------------
Earnings before taxes on
    income and cumulative
    effect of accounting
    changes                   $ 17,038  $  2,358   $   35,371  $   41,913
=========================================================================

    Stronger markets for wood panels and improvement in the company's pulp-based businesses resulted in improved earnings for the third quarter of 1994. Third quarter earnings were $10.7 million, compared with a loss of $2.2 million for 1993's third quarter. Earnings per common share were $.37, versus a loss of $.07 per share in 1993. Included in the results for the third quarter of 1993 were the effects of a federal tax increase, which had a negative effect of $.13 per common share. Sales were $373.3 million for the quarter, compared with $338.2 million in 1993.

    Net earnings for the first nine months of 1994 were $22.1 million, or $.76 per common share, which included a $.21 per share charge for early retirement programs. Earnings for the same period in 1993 were $22.7 million or $.78 per common share before accounting changes. Sales for the first nine months of 1994 were $1.08 billion, up 5 percent from 1993's $1.03 billion.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $104.4 million for the first nine months of 1994, a 14 percent increase over the $91.7 million reported in 1993's first nine months.

    The Wood Products Group reported third quarter earnings of $36.4 million, significantly higher than the $24.7 million reported for the third quarter of 1993. The improved results were attributable primarily to higher oriented strand board sales realizations. Prices for the company's other wood products were also generally higher than a year ago and contributed to the favorable comparison. Operationally, new log processing equipment was installed at the Lewiston, Idaho, sawmill during the quarter, which required substantial downtime. The company's newest sawmill in Warren, Arkansas, which started up earlier this year, continues to show steady improvement in productivity.

    Earnings for the Northwest Paper Division were $8.5 million, compared with $6.1 million in 1993's third quarter. Higher shipments and net sales realizations along with good operating results were responsible for the improvement over the prior year. Market conditions for printing papers improved during the quarter.

    The other pulp-based businesses, which include the Pulp and Paperboard Group and the Consumer Products Division, reported a loss for the quarter of $8.8 million, versus a loss of $11.8 million last year. Although realizations for paperboard were significantly below the levels of a year ago, market conditions for all products in this segment had shown substantial improvement by the end of the quarter. The Lewiston pulp and paperboard facility experienced productivity improvements during the quarter.

    "Selling, general and administrative expenses" for the third quarter of 1994 increased primarily due to higher selling expenses for printing papers and tissue products combined with an increase in the expense associated with stock appreciation rights.

    "Interest expense" for the third quarter and first nine months of 1994 increased primarily due to a reduction in the amount of interest capitalized on long-term construction projects.

    In January 1994, the company began accruing for normal annual maintenance shutdowns over the entire year. Previously, these costs were expensed as incurred.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Changes in Statements of Earnings
                            (Dollars in thousands)



                                       Quarter Ended September 30        Nine Months Ended September 30
                                       --------------------------        ------------------------------
                                                         Increase                              Increase
                                      1994      1993    (Decrease)       1994        1993     (Decrease)
                                      ----      ----    ----------       ----        ----     ----------
Net sales                           $373,324  $338,223      10%       $1,083,726  $1,026,390       6%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested      35,016    33,132       6%          104,426      91,721      14%
  Materials, labor and other
    operating expenses               287,014   273,323       5%          838,347     801,991       5%
  Selling, general and
    administrative expenses           22,488    19,615      15%           62,917      60,731       4%
Earnings from operations              28,806    12,153     137%           78,036      71,947       8%
Interest expense                     (12,862)  (11,890)      8%          (38,167)    (33,916)     13%
Interest and dividend income              54       345     (84%)             278       1,132     (75%)
Other income (expense), net            1,040     1,750       *            (4,776)      2,750       *
Provision for taxes on income          6,297     4,537      39%           13,264      19,172     (31%)
Net earnings (loss) before
  cumulative effect of
  accounting changes                  10,741    (2,179)      *            22,107      22,741      (3%)
Change in accounting for
  postretirement benefits and
  income taxes, net of tax                 -         -       *                 -     (31,704)      *
Net earnings (loss)                   10,741    (2,179)      *            22,107      (8,963)      *

* Not a meaningful figure.

                                    PART II

ITEM 1.  Legal Proceedings

    As reported in its Report on Form 10-K for the Fiscal Year ended December 31, 1993, since November 1992, the Company has held numerous discussions with representatives of the United States Department of Justice and the Environmental Protection Agency regarding alleged violations of the Clean Air Act in connection with an asbestos removal and demolition project at the Company's pulp and paperboard facility at Lewiston, Idaho. As a result of those discussions, the Company agreed to settle the alleged violations by paying a civil penalty of $250,000 and adopting an asbestos control program covering the removal of asbestos at all of its facilities.

    On October 4, 1994, the United States filed a civil Complaint in the United States District Court for the District of Idaho against the Company and several other defendants who were independent contractors involved in the removal and demolition project. The Complaint alleges numerous violations of the National Emissions Standards for Hazardous Air Pollutants, which govern asbestos removal and disposal, in connection with the asbestos removal and demolition project at the Company's facility. The Complaint seeks civil penalties and injunctive relief.

    On October 5, 1994, the United States filed a proposed Consent Decree between the United States and the Company which sets forth the Company's agreement to pay the civil penalty and adopt an asbestos removal program. The proposed Consent Decree is subject to Court approval after the required public comment period. Olshan Asbestos Removal Corp., one of the defendants, has agreed to pay the $250,000 penalty incurred by the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 12 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended
September 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        POTLATCH CORPORATION
                                            (Registrant)



                                        By G. E. Pfautsch
                                        ---------------------------------
                                           G. E. Pfautsch
                                           Senior Vice President, Finance
                                           (Duly Authorized; Principal
                                             Financial Officer)



                                        By  T. L. Carter
                                        --------------------------------
                                            T. L. Carter
                                            Controller
                                            (Duly Authorized; Principal
                                              Accounting Officer)



Date: November 2, 1994

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 Exhibit Index



Exhibit


                                     PART II

    (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

   (27)            Financial Data Schedule