Form 10-K
period 1994-12-31
POTLATCH CORP
filed 1995-03-23
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                     Commission File
December 31, 1994                                             Number 1-5313
                                    POTLATCH

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.      Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1995, was approximately $1,025 million.

The number of shares of common stock outstanding as of January 31, 1995:
29,224,481 shares of Common Stock, par value of $1 per share.

                                     Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1995 annual meeting of stock-holders are incorporated by reference in Part III hereof.

                  POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Index to 1994 Form 10-K


                                                                           Page
                                                                          Number

PART I
  ITEM     1.    Business                                                 2 - 4
  ITEM     2.    Properties                                                   5
  ITEM     3.    Legal Proceedings                                            6
  ITEM     4.    Submission of Matters to a Vote of Security Holders          6
  Executive Officers of the Registrant                                        7


PART II
  ITEM     5.    Market for Registrant's Common Equity and
                    Related Stockholder Matters                               8
  ITEM     6.    Selected Financial Data                                      8
  ITEM     7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       8
  ITEM     8.    Financial Statements and Supplementary Data                  8
  ITEM     9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       9


PART III
  ITEM     10.   Directors and Executive Officers of the
                    Registrant                                                9
  ITEM     11.   Executive Compensation                                       9
  ITEM     12.   Security Ownership of Certain Beneficial
                    Owners and Management                                     9
  ITEM     13.   Certain Relationships and Related Transactions               9


PART IV
  ITEM     14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                       9


SIGNATURES                                                                   10


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                     11


EXHIBIT INDEX                                                           36 - 38

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

    Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the company's industry segments for 1992-1994 is included in Note 12 to the financial statements on pages 31-32 of this report.

Fiber Resources

    The principal source of raw material used in the company's operations is timber, obtained from its own timberlands and purchased on the open market. The company owns in fee approximately 1.5 million acres of timberland: 497,000 acres in Arkansas, 678,000 acres in Idaho and 345,000 acres in Minnesota. In addition, the company owns and is developing 10,000 acres in Oregon as a hybrid poplar tree farm for pulp fiber. The company plans to acquire an additional 12,000 acres for this purpose in 1995.

    The amount of timber harvested in any one year from company-owned lands varies according to the requirements of sound forest management, as well as the supply of timber available for purchase on the open market. By continually improving forestry and silviculture techniques and other forest management practices, the company has been able to increase the volume of wood fiber available from its timberlands and to provide for a continuous supply of wood fiber in the future. In most cases, the cost of timber from company land is substantially less than that of timber obtained on the open market.

    The company's fee lands provided approximately 59 percent of its sawlogs and plywood logs in 1994 and an average of 62 percent over the past five years. Including the raw materials used for pulp and oriented strand board, the percentages decline to 35 percent for 1994 and 38 percent for the past five years. Additional logs were obtained principally under cutting contracts from lands owned by federal, state and local governments and from private purchases. Such cutting contracts cover areas of varying size and generally have terms ranging from a few months to several years. The company enters into many such contracts each year. At December 31, 1994, the market value of uncut timber remaining under timber cutting contracts approximated $60.7 million. The company is not unconditionally obligated for that amount on such contracts and uncut timber values are subject to change depending on the market value at time of harvest.

    At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed largely due to environmental pressures that are expected to continue into the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has had an adverse effect on wood costs. The long-term effect of this trend on company earnings cannot be predicted. However, the company has implemented plans to develop additional fiber supplies, primarily hybrid poplar, for the Lewiston, Idaho, pulp mill and by the year 2000 expects to provide approximately 70 percent of chip fiber requirements for this mill from resources it controls, compared with approximately 40 percent currently.

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

Printing Papers

    The company produces coated free sheet printing papers at two facilities in Minnesota. A description of these facilities is included under Item 2 of this report.

    Pulp for these paper mills is supplied primarily by the company's bleached kraft pulp mill in Minnesota and secondarily by purchases of market pulp, including recycled pulp. Coated papers are used for annual reports, showroom catalogs, art reproductions and high quality advertising.

    Printing papers are sold principally to paper merchants for distribution. Various company sales offices located throughout the United States are utilized to service our customers. Although the company does not consider itself among the larger manufacturers of printing papers, it is one of the nation's leading producers of premium coated papers. The principal methods of competing are product quality, service and price.

Other Pulp-Based Products

    The company produces and markets bleached kraft pulp and paperboard, tissue, toweling and napkins. A description of the facilities used to produce these products is included under Item 2 of this report.

    The company is a major producer of bleached kraft paperboard in the United States. Bleached kraft paperboard manufactured by the company is used for the packaging of milk and other foods, pharmaceuticals and toiletries, and for paper cups and paper plates. The company does not consider itself among the larger national manufacturers of any of its other pulp-based products. However, the company is the leading west coast producer of private label household tissue products. The company's principal methods of competing are product quality, service and price.

    The company produces household tissues which are packaged to order for grocery and drug chains, club stores and cooperative buying organizations. Facial and bathroom tissues, paper towels and napkins are sold to consumers under customer brand names. These products compete with nationally advertised and other private label brands.

    Methods of sale and distribution of the company's other pulp-based products vary for its several products. The majority of pulp sales are generally through brokers. The company, in general, maintains domestic sales offices through which it sells paperboard to packaging converters. The majority of international paperboard sales are made through sales representative offices in Japan and Australia. The balance of such sales are made through brokers and agents. Tissue products are sold through food brokers or directly to major retail outlets.

Environment

    Information regarding environmental matters is included under Item 3 - Legal Proceedings on page 6 and Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14-15 of this report.

Employees

    As of December 31, 1994, the company had approximately 6,700 employees. Labor contracts expiring in 1995 are as follows:

 Contract                                                       Approximate
Expiration                                                         Hourly
   Date               Location                   Union           Employees
April 30         Wood Products Ozan Unit    International            130
                 Prescott, Arkansas         Woodworkers of
                                            America

September 1      Idaho Pulp & Paperboard    United Paperworkers    1,250
                 and Consumer Products      International Union
                 Lewiston, Idaho            & International
                                            Brotherhood of
                                            Electrical Workers

October 14       Minnesota Wood Products    Independent Union of     140
                 Grand Rapids, Minnesota    Waferboard Workers

ITEM 2.  Properties

    The principal manufacturing facilities of the company, together with their respective 1994 capacities and production are as follows:

                                              Capacity            Production
Wood Products
   Oriented Strand Board Plants: (A)
     Bemidji, Minnesota                    499,200 m.sq.ft.     491,937 m.sq.ft.
     Cook, Minnesota                       242,400 m.sq.ft.     240,007 m.sq.ft.
     Grand Rapids, Minnesota               350,300 m.sq.ft.     348,454 m.sq.ft.

   Sawmills:
     Prescott, Arkansas                     63,000 m.bd.ft.      63,089 m.bd.ft.
     Warren, Arkansas (B)                  101,700 m.bd.ft.      76,749 m.bd.ft.
     Lewiston, Idaho                       113,000 m.bd.ft.      99,927 m.bd.ft.
     St. Maries, Idaho                      80,800 m.bd.ft.      84,129 m.bd.ft.
     Bemidji, Minnesota                     79,400 m.bd.ft.      80,002 m.bd.ft.

   Plywood Plants: (A)
     Jaype, Idaho                          150,000 m.sq.ft.     141,796 m.sq.ft.
     St. Maries, Idaho                     160,000 m.sq.ft.     156,247 m.sq.ft.

   Particleboard Plant: (C)
     Post Falls, Idaho                      67,800 m.sq.ft.      66,803 m.sq.ft.

   Split-Cedar Mill: (D)
     Santa, Idaho                                                 3,188 m.bd.ft.

   Hardwood Flooring Plant: (E)
     Stuttgart, Arkansas                                          1,175 m.bd.ft.

Printing Papers
   Pulp Mill:
     Cloquet, Minnesota                    192,600 tons         191,455 tons

   Printing Paper Mills:
     Brainerd, Minnesota                   138,500 tons         146,704 tons
     Cloquet, Minnesota                    194,200 tons         193,972 tons

Other Pulp-Based Products
   Pulp Mills:
     Cypress Bend, Arkansas                248,500 tons         235,423 tons
     Lewiston, Idaho                       441,100 tons         388,944 tons

   Bleached Paperboard Mills:
     Cypress Bend, Arkansas                271,100 tons         254,569 tons
     Lewiston, Idaho                       340,000 tons         294,622 tons

   Tissue Mill:
     Lewiston, Idaho                       141,300 tons         134,510 tons

   Tissue Converting Facilities:
     Lewiston, Idaho                       100,600 tons          94,741  tons
     North Las Vegas, Nevada                24,100 tons          22,685 tons

(A) 3/8" Basis
(B) There are two sawmills in Warren.
(C) 3/4" Basis
(D) This facility was sold in September 1994.
(E) This facility was closed in September and sold in December 1994.

                                     -5-

ITEM 3.  Legal Proceedings

    In June 1994, the company received a Notice of Violation ("NOV") issued by the Idaho Department of Health and Welfare ("IDHW") alleging 41 violations of State of Idaho environmental laws relating to air quality at the company's facilities in Lewiston, Idaho. Many of the alleged violations include continuing violations over a period of time. The IDHW also submitted a list of 14 alleged federal New Source Performance Standard violations. The aggregate penalty proposed by the IDHW for settlement of all of the alleged state and federal violations is approximately $2.7 million. The company believes it has legal and equitable defenses to many of the alleged violations and has held settlement discussions with the IDHW and the United States Environmental Protection Agency ("EPA"). The company will continue to discuss settlement of all outstanding issues.

    In August 1993, the company received a NOV from the EPA. The NOV alleged that construction of the company's three oriented strand board plants in Minnesota commenced prior to obtaining proper permits and that particulate emissions from the dryers at one plant exceeded applicable limits. The Minnesota Pollution Control Agency ("MPCA") had previously issued NOVs to the company which set forth the same allegations. In early January 1994, the company entered into an agreement with the MPCA which resolved the alleged violations under its NOVs by agreeing to install additional pollution control equipment at all three plants and pay a civil penalty of $300,000. The agreement did not resolve the EPA allegations. In January 1995, the EPA informed the company that it referred the matter to the United States Department of Justice to commence a civil enforcement action against the company. The company believes that it has legal and equitable defenses to the alleged violations.

    The company believes that adequate provision has been made for any amounts which may be paid as a result of the alleged violations described above.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

Executive Officers of the Registrant

    Information as of March 1, 1995, and for the past five years concerning the executive officers of the company is as follows:

    John M. Richards (age 57), first elected an officer in 1972, has served as Chairman of the Board and Chief Executive Officer since May 1994. Prior to May 1994 he was President and Chief Operating Officer. He was elected a director of the company effective January 1991. He is a member of the Finance Committee of the Board of Directors.

    L. Pendleton Siegel (age 52), first elected an officer in 1983, has served as President and Chief Operating Officer since May 1994. From August 1993 to May 1994, he was Executive Vice President, Pulp-Based Operations and Planning. From March 1992 through July 1993, he was Group Vice President, Pulp and Paperboard. Prior to March 1992, he was Group Vice President, Wood Products. In addition, from October 1990 through May 1994, he was also responsible for planning and business development.

    Robert V. Hershey (age 62), first elected an officer in 1993, has served as Vice President, Northwest Paper Division since August 1993. From June 1991 through July 1993, he was an appointed officer serving as Vice President, Manufacturing, Northwest Paper Division. Prior to that he served as Vice President, Manufacturing, for the Northwest Paper Division's Cloquet plant.

    Richard L. Paulson (age 53), first elected an officer in 1992, has served as Vice President, Consumer Products since January 1993. Prior to that he was an appointed officer serving as Vice President, Manufacturing, for the Northwest Paper Division's Brainerd plant.

    George E. Pfautsch (age 59), first elected an officer in 1971, has served as Senior Vice President, Finance since October 1989. From January 1993 through May 1994, he also served as Treasurer.

    Charles R. Pottenger (age 55), first elected an officer in 1991, has served as Group Vice President, Pulp and Paperboard since August 1993. From February 1991 through July 1993, he was Vice President, Northwest Paper Division.
Prior to February 1991, he was an appointed officer serving as Northwest Paper Division Vice President, Manufacturing.

    Thomas J. Smrekar (age 52), first elected an officer in 1992, has served as Group Vice President, Wood Products since March 1992. Prior to March 1992, he was an appointed officer serving as Minnesota Wood Products Division Vice President.

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

                                   PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

    The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                                 1994                             1993

Quarter                 High              Low             High              Low
  1st                  $49.50           $40.50           $51.88           $44.25
  2nd                   42.25            38.00            50.50            40.75
  3rd                   44.25            38.00            44.63            38.25
  4th                   41.38            35.50            47.75            40.00
  Year                  49.50            35.50            51.88            38.25

    In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 3,500 common stockholders of record at December 31, 1994.

Quarterly dividend payments per common share for the past two years were:

Quarter                      1994         1993
  1st                       $ .39        $ .375
  2nd                         .39          .375
  3rd                         .39          .375
  4th                         .40          .39
                            -----        ------
                            $1.57        $1.515
                            =====        ======

ITEMS 6, 7 and 8.

    The information called for by Items 6, 7 and 8, inclusive, of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

                                                              Page
                                                             Number

   ITEM 6            Selected Financial Data                     12

   ITEM 7            Management's Discussion
                     and Analysis of Financial
                     Condition and Results of
                     Operations                               12-16

   ITEM 8            Financial Statements and
                     Supplementary Data                       17-35

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None


                                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant

    Information regarding the directors of the company is set forth under the heading "Information with Respect to Nominees for Election and Directors Continuing in Office" on pages 3-5 of the company's definitive proxy statement, dated March 27, 1995, for the 1995 annual meeting of stockholders (the "1995 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4.

ITEM 11.  Executive Compensation

    Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 9-19 of the 1995 Proxy Statement, is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    Information regarding security ownership of management, included under the heading "Stock Ownership of Directors and Executive Officers" on pages 7-8 of the 1995 Proxy Statement, is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

    Information set forth under the heading "Certain Transactions" on page 19 of the 1995 Proxy Statement, is incorporated herein by reference.


                                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Exhibits are listed in the Exhibit Index on pages 36-38 of this Form 10-K.

2. Financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 11 of this Form 10-K.

3.  No reports on Form 8-K were filed for the quarter ended December 31, 1994.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      POTLATCH CORPORATION
                                                          (Registrant)

Date: March 23, 1995                                  By John M. Richards
                                                         ----------------------
                                                         John M. Richards
                                                         Chairman of the Board
                                                         and Chief Executive
                                                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 1995, by the following persons on behalf of the company in the capacities indicated.

By   John M. Richards
     -----------------------------
     John M. Richards                               RICHARD A. CLARKE*
     Director and Chairman of                       Director
     the Board and Chief                            KENNETH T. DERR*
     Executive Officer                              Director
     (Principal Executive Officer)                  ALLEN F. JACOBSON*
                                                    Director
By   L. Pendleton Siegel                            GEORGE F. JEWETT, JR.*
     -----------------------------                  Director
     L. Pendleton Siegel                            RICHARD B. MADDEN*
     President and Chief                            Director
     Operating Officer                              RICHARD M. MORROW*
     (Principal Operating Officer)                  Director
                                                    VIVIAN W. PIASECKI*
By   George E. Pfautsch                             Director
     -----------------------------                  TONI REMBE*
     George E. Pfautsch                             Director
     Senior Vice President,                         REUBEN F. RICHARDS*
     Finance                                        Director
     (Principal Financial Officer)                  RICHARD M. ROSENBERG*
                                                    Director
By   Terry L. Carter                                ROBERT G. SCHWARTZ*
     -----------------------------                  Director
     Terry L. Carter                                CHARLES R. WEAVER*
     Controller                                     Director
     (Principal Accounting Officer)                 FREDERICK T. WEYERHAEUSER*
                                                    Director
                                                    DR. WILLIAM T. WEYERHAEUSER*
                                                    Director


                                                    *By  Sandra T. Powell
                                                         ------------------
                                                         Sandra T. Powell
                                                         (Attorney-in-fact)

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedules


                                                                           Page
                                                                          Number

The following documents are filed as part of this Report:

Consolidated Financial Statements:

   Selected Financial Data                                                   12

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     12 - 16

   Statements of Earnings for the years ended December 31,
      1994, 1993 and 1992                                                    17

   Balance Sheets at December 31, 1994 and 1993                              18

   Statements of Cash Flows for the years ended December 31,
      1994, 1993 and 1992                                                    19

   Statements of Stockholders' Equity for the years ended
      December 31, 1994, 1993 and 1992                                       20

   Summary of Principal Accounting Policies                             21 - 22

   Notes to Financial Statements                                        23 - 33

   Independent Auditors' Report                                              34

Schedules:

   II.     Valuation and Qualifying Accounts                                 35

              All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

                       Potlatch Corporation and Consolidated Subsidiaries
                                    Selected Financial Data
                       (Dollars in thousands - except per-share amounts)
                                              1994              1993             1992              1991             1990
- ------------------------------------------------------------------------------------------------------------------------
Net sales                               $1,471,258        $1,368,854       $1,326,612        $1,236,988       $1,252,906
Net earnings:
  Before accounting changes                 48,995            38,339           78,914            55,802           98,612
  After accounting changes                  48,995             6,635           78,914            55,802           98,612
Working capital                            142,728           129,138          153,537           125,190           86,187
Current ratio*                            1.6 to 1          1.7 to 1         1.9 to 1          1.7 to 1         1.4 to 1

Long-term debt
  (noncurrent portion)                  $  633,473        $  707,131       $  634,209        $  563,014       $  391,892
Stockholders' equity                       920,207           919,664          955,581           914,750          896,122
Debt to stockholders'
  equity ratio                            .69 to 1          .77 to 1         .66 to 1          .62 to 1         .44 to 1

Capital expenditures                    $  104,389        $  201,655       $  179,539        $  267,038       $  317,650
Total assets*                            2,081,229         2,085,652        2,015,747         1,908,631        1,731,248

Net earnings per common share:
  Before accounting changes                  $1.68            $ 1.31           $ 2.71             $1.92            $3.41
  After accounting changes                    1.68               .22             2.71              1.92             3.41
Cash dividends
  per common share                            1.57             1.515            1.425              1.34             1.23
========================================================================================================================

* 1990-1993 amounts have been restated to conform to the 1994 presentation.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

    Liquidity of a company can be measured by several factors. Of major importance are:
        Capability of generating earnings and cash flow
        Maintenance of a sound financial structure
        Access to capital markets
        Maintenance of adequate working capital

    In 1994, the company's net cash provided by operations, excluding working capital changes, as presented in the Statements of Cash Flows on page 19, totaled $197.9 million, compared with $170.7 million in 1993 and $166.2 million in 1992.

    The ratio of long-term debt to stockholders' equity was .69 to 1 at December 31, 1994, compared with .77 to 1 at December 31, 1993, and .66 to 1 at December 31, 1992. The improvement in 1994 was largely due to a reduction in outstanding commercial paper classified as long-term debt from $75.0 million at December 31, 1993, to $20.0 million at December 31, 1994. Total commercial paper outstanding at December 31, 1994, was $33.0 million. Also affecting the ratio was the reclassification of $15.0 million of the company's medium-term notes from long-term to current due to the debt maturing within one year.

    At December 31, 1994, the company had credit lines totaling $150.0 million for general corporate purposes. Of that amount, $50.0 million was in short-term lines and $100.0 million was in a revolving credit and term loan agreement. At December 31, 1994, there were no borrowings by the company under any credit lines; however, the company uses the credit lines to back its issuance of commercial paper. At December 31, 1994, a portion of the revolving credit was being used to back outstanding commercial paper.

    One of the company's stated objectives is to maintain a sound financial structure. The company's long-term debt to equity ratio of .69 to 1 at December 31, 1994, is somewhat above the range of its targeted financial structure. The company believes that the combination of its internal cash flow and projected levels of dividends and capital spending in 1995 will permit it to return to its targeted range within the next year.

    The company also believes that debt ratings within investment grade categories are important for long-term access to capital markets. At the end of 1994, the company's senior long-term debt was rated A- by Standard & Poors and Duff and Phelps, and Baa1 by Moody's. With the company's ability to generate cash flow and its access to capital markets, the company believes it is capable of funding capital expenditures, working capital and other liquidity needs for the foreseeable future.

    At December 31, 1994, working capital was $142.7 million, compared with $129.1 million at December 31, 1993, and $153.5 million at December 31, 1992. The improvement for 1994 was largely due to increases of $26.4 million in short-term investments and $18.8 million in receivables, which were partially offset by increases of $12.9 million in notes payable, $11.8 million in current installments on long-term debt and $5.9 million in accounts payable and accrued liabilities.

Capital Resources and Funding

    Capital expenditures totaled $104.4 million in 1994, compared with $201.7 million in 1993 and $179.5 million in 1992.

    In 1994, the company spent $37.9 million in the wood products segment. Significant projects included the completion of the new sawmill in Warren, Arkansas, installation of a new log processing center at the Lewiston, Idaho, sawmill and installation of required pollution control equipment at the Grand Rapids, Minnesota, oriented strand board plant. The Warren sawmill, which is progressing steadily to its designed capabilities, will improve lumber quality and the yield from the available log supply while making more efficient use of manpower. The new log processing center in Lewiston will reduce manufacturing costs as well as increase production and improve yield.

    Capital spending in the printing papers segment totaled $25.2 million, where the first phase of the modernization and expansion of the Cloquet, Minnesota, pulp mill continued during 1994. Also included were expenditures for the rebuild of a paper machine at the Brainerd, Minnesota, facility.

    Spending in the other pulp-based products segment totaled $40.8 million, including two major projects in the Consumer Products Division where an older tissue machine was rebuilt in Lewiston and the warehouse at the North Las Vegas, Nevada, tissue converting facility was expanded. These two projects improve the division's competitive position by improving product quality and service. Other pulp-based products spending also included the continuing development of acreage near Boardman, Oregon, to grow hybrid poplar trees for pulp fiber to be used at the Lewiston pulp mill.

    Authorized but unexpended appropriations totaled $332.5 million at December 31, 1994. Of that amount, $225.1 million is budgeted to be expended in 1995. Such expenditures will include the continuing modernization and expansion of the Cloquet pulp mill; the continued rebuild of a paper machine in Brainerd; the continued development of the hybrid poplar tree farm in Boardman; the upgrade of the green stacker, planer and kiln at the Prescott, Arkansas, sawmill; and installation of pollution control equipment at the Minnesota oriented strand board plants. As in 1994, the 1995 capital program will be funded primarily from internally generated sources.

    Historically, the company has spent less on capital expenditures than the annual amount budgeted. In 1994, the company spent $63.8 million less than the $168.2 million budgeted. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors. It is likely that the company will again spend less than the budgeted amount in 1995.

    In December 1994, the company announced a stock repurchase program which authorizes the company to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The purchases of such shares are planned to be accomplished while also maintaining the company's targeted financial structure.

Environment

    The company is subject to extensive federal and state environmental control regulations at its operating facilities. The company endeavors to comply with all environmental regulations and monitors its activities on a regular basis for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $17.0 million during 1994 and are budgeted to be $25.0 million in 1995. In addition, the company made expenditures for pollution control facilities as part of major mill modernizations and expansions currently under way.

    In late 1993, the Environmental Protection Agency published proposed regulations applicable to the pulp and paper industry. This extensive set of regulations is designed to address both air and water emissions. As proposed, the regulations would require modifications to process equipment and procedures. Based on an examination of the capital costs of the proposals, the company estimates that compliance would require capital expenditures in the broad range of $200.0 million. Of this amount, approximately $100.0 million is already included in the planned expansion and modernization project under way at the Cloquet, Minnesota, pulp mill, which is expected to cost in excess of $500.0 million. The company does not expect that such compliance costs would have a material adverse effect on its competitive position.

Results of Operations
Comparison of 1994 with 1993

    Potlatch consolidated net sales of $1.47 billion increased 7 percent from 1993's $1.37 billion. Earnings were $49.0 million, compared with $38.3 million before the one-time effects of accounting changes for 1993. Earnings per common share for 1994 were $1.68, which included a $.21 per share first quarter charge for early retirement programs. Earnings per share for 1993 were $1.31 before the one-time effects of accounting changes.

    Market improvements in most of the company's pulp-based businesses, along with continued favorable market conditions for wood products, resulted in higher earnings for 1994. The operating difficulties experienced by the Lewiston, Idaho, pulp and paperboard mill in 1993 were reduced in 1994, but some problems continue with the pulp mill washers. Although no reduction of current operating levels is anticipated, the company is planning to replace these washers.

    The wood products segment reported earnings of $160.3 million, approximately equal to the $160.2 million earned in 1993. Higher net sales realizations for the company's lumber and panel products were offset by startup costs of the new sawmill in Warren, Arkansas, and costs associated with the installation of new log processing equipment at the Lewiston, Idaho, sawmill. Late in the year the company sold two small manufacturing operations: a split-cedar mill in Idaho and a hardwood flooring plant in Arkansas.

    At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed largely due to environmental pressures that are expected to continue into the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has had an adverse effect on wood costs. The long-term effect of this trend on company earnings cannot be predicted. However, the company has implemented plans to develop additional fiber supplies for the Lewiston, Idaho, pulp mill and by the year 2000 expects to provide approximately 70 percent of chip fiber requirements for this mill from resources it controls, compared with approximately 40 percent currently.

    Earnings for the printing papers segment were $40.2 million, a substantial improvement over 1993's $15.8 million. Higher shipments and net sales realizations, resulting from a strengthening marketplace, along with production improvements at the segment's facilities, were largely responsible for the increase. An improved product mix also contributed to the positive results.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported a loss of $53.5 million versus a loss of $40.9 million for 1993. The 1994 results include a first quarter charge for early retirement programs of $10.0 million. The company anticipates annual savings of $10.0 million as a result of the programs. Higher paperboard shipments for the Pulp and Paperboard Group were partially offset by lower paperboard net sales realizations and costs associated with operating problems during the year. Sales of market pulp had been curtailed since late 1993. However, market conditions improved considerably from the beginning of 1994 and resulted in the resumption of market pulp sales during the second quarter. The Consumer Products Division increased product shipments 10 percent in 1994, but higher pulp costs and a very competitive tissue market resulted in a loss for the year.

Comparison of 1993 with 1992

    Potlatch consolidated net sales of $1.37 billion in 1993 increased slightly over 1992's $1.33 billion. Earnings per common share before accounting changes were $1.31 in 1993 compared with $2.71 for 1992. Including a one-time, after-tax net charge of $31.7 million related to new accounting requirements for postretirement benefits and income taxes, the company earned $6.6 million or $.22 per common share in 1993. The results for 1992 include a nonrecurring, net after-tax gain of $14.7 million or $.51 per common share from the sale of the company's packaging operations and a charge related to a litigation settlement.

    Despite very favorable market conditions for wood products, earnings continued to be adversely affected by weak market conditions throughout 1993 for the company's pulp-based products. Operating difficulties at the Lewiston, Idaho, pulp and paperboard mill also negatively affected earnings.

    Earnings for the wood products segment were $160.2 million, an increase of 61 percent over 1992's $99.8 million. Substantially higher net sales realizations for most of the company's wood products were the primary reason for the improved results. Timber supply constraints in the Pacific Northwest continued to have a significant positive influence on product pricing in 1993, as they did in 1992.

    In 1993 the printing papers segment reported earnings of $15.8 million, down from the $27.3 million earned in 1992. The poor market conditions for printing papers of the past few years continued in 1993. Shipments increased modestly during the year, but realizations were lower than in 1992.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported a loss of $40.9 million for 1993, compared with earnings of $33.3 million in 1992. Lower paperboard shipments and sales realizations as a result of very depressed market conditions combined with higher wood costs in Idaho were largely responsible for the decline. Operating difficulties and extended shutdowns at both of the company's pulp and paperboard mills in Lewiston, Idaho, and Cypress Bend, Arkansas, during 1993 also contributed to the disappointing results. The Consumer Products Division also incurred a loss for the year due to very competitive markets and higher operating costs associated with the startup of the new tissue machine in Lewiston and the new converting facility in North Las Vegas, Nevada.

Income Taxes

    The company's effective tax rates for 1994, 1993 and 1992 were 35.5 percent, 41.0 percent and 36.7 percent, respectively.

                Potlatch Corporation and Consolidated Subiaries
                              Statements of Earnings
               (Dollars in thousands - except per-share amounts)

For the years ended December 31                                              1994                1993             1992
- ----------------------------------------------------------------------------------------------------------------------
Net sales                                                              $1,471,258          $1,368,854       $1,326,612
- ----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                                                  138,251             123,544          107,165
  Materials, labor and other operating
    expenses                                                            1,121,491           1,064,260        1,006,887
  Selling, general and administrative
    expenses                                                               82,799              83,958           83,409
- ----------------------------------------------------------------------------------------------------------------------
                                                                        1,342,541           1,271,762        1,197,461
- ----------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                  128,717              97,092          129,151

Interest expense, net of capitalized
  interest of $2,799 ($6,384 in 1993 and
  $16,581 in 1992)                                                        (51,137)            (46,230)         (34,902)
Interest and dividend income                                                  348               1,352            3,790
Other income (expense), net                                                (1,967)             12,790           26,575
- ----------------------------------------------------------------------------------------------------------------------
Earnings before taxes on income and cumulative
  effect of accounting changes                                             75,961              65,004          124,614

Provision for taxes on income (Note 4)                                     26,966              26,665           45,700
- ----------------------------------------------------------------------------------------------------------------------
Net earnings before cumulative
  effect of accounting changes                                             48,995              38,339           78,914
Cumulative effect of accounting
  changes for postretirement
  benefits and income taxes,
  net of tax (Notes 4 and 10)                                                   -             (31,704)               -
- ----------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $   48,995          $    6,635       $   78,914
======================================================================================================================
Net earnings per common share:
  Before accounting changes*                                                $1.68               $1.31            $2.71
  After accounting changes*                                                  1.68                 .22             2.71
======================================================================================================================

* Net earnings per common share for 1994 include a charge of $.21 for early retirement programs, 1992 includes unusual items which produced a net gain of $.51 per share.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                Potlatch Corporation and Consolidated Subsidiaries
                                  Balance Sheets
                 (Dollars in thousands - except per-share amounts)

At December 31                                                           1994                1993
- -------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash (Note 8)                                                    $    9,018          $    6,813
  Short-term investments (Note 8)                                      46,789              20,421
  Receivables, net of allowance for doubtful
    accounts of $2,625 ($2,057 in 1993)                               137,418             118,601
  Inventories (Note 1)                                                152,236             155,560
  Prepaid expenses (Note 4)                                            25,857              25,758
- -------------------------------------------------------------------------------------------------
Total current assets                                                  371,318             327,153
Land, other than timberlands                                            9,089               9,105
Plant and equipment, at cost less
  accumulated depreciation of $1,018,500
  ($926,032 in 1993) (Note 2)                                       1,313,939           1,340,028
Timber, timberlands and related logging
  facilities, net (Note 3)                                            346,199             343,044
Other assets                                                           40,684              66,322
- -------------------------------------------------------------------------------------------------
                                                                   $2,081,229          $2,085,652
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Notes 5 and 8)                                    $   12,881          $        -
  Current installments on long-term debt (Notes 5 and 8)               18,831               7,057
  Accounts payable and accrued liabilities (Note 6)                   196,878             190,958
- -------------------------------------------------------------------------------------------------
Total current liabilities                                             228,590             198,015
- -------------------------------------------------------------------------------------------------

Long-term debt (Notes 5 and 8)                                        633,473             707,131
- -------------------------------------------------------------------------------------------------

Other long-term obligations (Note 7)                                  147,877             120,388
- -------------------------------------------------------------------------------------------------

Deferred taxes (Note 4)                                               151,082             140,454
- -------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock
    Authorized 4,000,000 shares                                             -                   -
  Common stock, $1 par value
    Authorized 40,000,000 shares, issued 32,721,980 shares             32,722              32,722
  Additional paid-in capital                                          125,564             125,346
  Retained earnings                                                   836,628             836,845
  Common shares in treasury 3,497,499 (3,522,834 in 1993)             (74,707)            (75,249)
- -------------------------------------------------------------------------------------------------
Total stockholders' equity                                            920,207             919,664
- -------------------------------------------------------------------------------------------------
                                                                   $2,081,229          $2,085,652
=================================================================================================

December 31, 1993 amounts have been restated to conform to the 1994 presentation in which book overdrafts are classified as a current liability.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                Potlatch Corporation and Consolidated Subsidiaries
                             Statements of Cash Flows
                              (Dollars in thousands)
For the years ended December 31                                           1994                1993                1992
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Net earnings                                                          $ 48,995           $   6,635           $  78,914
Adjustments to reconcile net earnings
  to cash provided by operations:
  Cumulative effect of accounting changes                                    -              31,704                   -
  Depreciation, amortization and cost of
    fee timber harvested                                               138,251             123,544             107,165
  Deferred taxes                                                        12,764              18,069               7,291
  Net gain on disposition of plant
    and properties                                                      (2,131)             (9,254)            (27,156)
- ----------------------------------------------------------------------------------------------------------------------
Cash provided by operations excluding
  working capital changes                                              197,879             170,698             166,214
- ----------------------------------------------------------------------------------------------------------------------
Increase in receivables                                                (18,817)             (3,583)            (14,336)
Decrease (increase) in inventories                                       3,324              (3,931)             (3,907)
Increase in prepaid expenses                                               (99)             (5,619)             (3,821)
Increase in accounts payable
  and accrued liabilities                                                  618              14,638               2,608
- ----------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) working
  capital changes                                                      (14,974)              1,505             (19,456)
- ----------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                        182,905             172,203             146,758
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
Change in book overdrafts                                                5,302               1,953                  90
Increase (decrease) in notes payable                                    12,881                   -             (14,981)
Proceeds from long-term debt                                                 -              79,525              75,124
Repayment of long-term debt                                            (61,884)             (3,488)             (3,846)
Issuance of treasury stock                                                 542               1,181               2,366
Dividends on common stock                                              (45,870)            (44,214)            (41,476)
- ----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing                              (89,029)             34,957              17,277
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments                           11,904              (6,761)              1,003
Decrease (increase) in deferred charges
  included in other assets                                                (158)              3,575             (14,359)
Increase in investments included in other assets                        (4,715)            (12,152)             (9,911)
Additions to plant and equipment, and to
  land other than timberlands                                          (95,254)           (137,898)           (170,857)
Additions to timber, timberlands and
  related logging facilities                                            (9,135)            (63,757)             (8,682)
Disposition of plant and properties                                      4,561              10,349              37,158
Other, net                                                               1,126             (10,411)             (5,843)
- ----------------------------------------------------------------------------------------------------------------------
Net cash used for investing                                            (91,671)           (217,055)           (171,491)
- ----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                              2,205              (9,895)             (7,456)
Balance at beginning of year                                             6,813              16,708              24,164
- ----------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                $  9,018           $   6,813           $  16,708
======================================================================================================================

During 1994, the company's investment in corporate owned life insurance in the amount of $38.3 million was reclassified from Other assets to Short-term investments.

Net interest paid (net of amounts capitalized) in 1994, 1993 and 1992 was $51.2 million, $44.0 million and $34.5 million, respectively.  Net income taxes paid in 1994, 1993 and 1992 were $12.4 million, $13.0 million and $55.8 million, respectively.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                 Potlatch Corporation and Consolidated Subsidiaries
                         Statements of Stockholders' Equity
                 (Dollars in thousands - except per-share amounts)

For the years ended December 31                                           1994               1993                1992
- ---------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                          $125,346           $124,865            $123,838
Exercise of stock options                                                  218                481               1,027
- ---------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $125,564           $125,346            $124,865
=====================================================================================================================

RETAINED EARNINGS
Balance at beginning of year                                          $836,845           $874,424            $836,986
Net earnings                                                            48,995              6,635              78,914
Common dividends, $1.57 per share ($1.515 per
  share in 1993 and $1.425 per share in 1992)                          (45,870)           (44,214)            (41,476)
Minimum pension liability adjustment                                    (3,342)                 -                   -
- ---------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $836,628           $836,845            $874,424
=====================================================================================================================

COMMON SHARES IN TREASURY
Balance at beginning of year 3,522,834 shares
  (3,578,159 in 1993 and 3,688,899 in 1992)                           $ 75,249           $ 76,430            $ 78,796
Exercise of stock options 25,335 shares
  (55,325 in 1993 and 110,740 in 1992)                                    (542)            (1,181)             (2,366)
- ---------------------------------------------------------------------------------------------------------------------
Balance at end of year 3,497,499 shares
  (3,522,834 in 1993 and 3,578,159 in 1992)                           $ 74,707           $ 75,249            $ 76,430
=====================================================================================================================

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

Inventories

    Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of most wood products. The average cost method is used to determine cost of all other inventories.

Earnings Per Common Share

    Earnings per common share are computed on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents but are excluded from earnings per common share computations due to immateriality. The weighted average number of common shares used in earnings per common share computations for 1994, 1993 and 1992 were 29,217,261, 29,183,871 and 29,110,179, respectively.

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

    Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Amounts expensed in 1994, 1993 and 1992 were $167.7 million, $166.6 million and $155.1 million, respectively. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

Income Taxes

    The provision for taxes on income is based on earnings reported in the financial statements. Deferred income taxes are provided on the temporary differences between reported earnings and taxable income using current tax laws and rates.

Preoperating and Startup Costs

    Preoperating costs are expensed as incurred except for charges relating to major new facilities. Deferred preoperating costs are amortized over a 60-month period. Startup costs are expensed as incurred.

                          Potlatch Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements

Note 1.  Inventories

(Dollars in thousands)                                                        1994                1993
- ------------------------------------------------------------------------------------------------------
Logs, pulpwood, chips and sawdust                                         $ 18,401            $ 18,391
Lumber and other manufactured wood products                                  7,369               8,184
Pulp, paper and converted paper products                                    66,937              71,479
Materials and supplies                                                      59,529              57,506
- ------------------------------------------------------------------------------------------------------
                                                                          $152,236            $155,560
======================================================================================================

Valued at lower of cost or market:
  Last-in, first-out basis                                                $ 21,935            $ 15,241
  Average cost basis                                                       130,301             140,319
- ------------------------------------------------------------------------------------------------------
                                                                          $152,236            $155,560
======================================================================================================

    If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $32.3 million higher at December 31, 1994, and $27.8 million higher at December 31, 1993.
In 1994 and 1993, reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by approximately $1.6 million ($.06 per common share) and $2.4 million ($.08 per common share), respectively.

Note 2. Plant and Equipment

(Dollars in thousands)                                                        1994                1993
- ------------------------------------------------------------------------------------------------------
Land improvements                                                       $   55,012          $   53,900
Buildings and structures                                                   367,630             354,678
Machinery and equipment                                                  1,744,809           1,685,432
Other                                                                       81,296              78,564
Construction in progress                                                    83,692              93,486
- ------------------------------------------------------------------------------------------------------
                                                                        $2,332,439          $2,266,060
======================================================================================================

    Depreciation charged against income amounted to $119.6 million in 1994 ($108.4 million in 1993 and $95.8 million in 1992).

    Authorized but unexpended appropriations totaled $332.5 million at December 31, 1994. Of that amount, $225.1 million is budgeted to be expended in 1995.

Note 3.  Timber, Timberlands and Related Logging Facilities

(Dollars in thousands)                                                        1994                1993
- ------------------------------------------------------------------------------------------------------
Timber and timberlands                                                    $319,482            $319,305
Related logging facilities                                                  26,717              23,739
- ------------------------------------------------------------------------------------------------------
                                                                          $346,199            $343,044
======================================================================================================

    Timber, timberlands and related logging facilities are stated at cost less cost of fee timber harvested and amortization. Cost of fee timber harvested amounted to $15.1 million in 1994 ($12.0 million in 1993 and $9.1 million in 1992). Amortization of logging roads and related facilities amounted to $1.1 million in 1994 ($.7 million in 1993 and 1992).

Note 4.  Taxes on Income

    Effective January 1, 1993, the company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The statement requires the liability method for recording differences in financial and taxable income. The company recorded the cumulative effect of the accounting change in the first quarter of 1993, which increased income by $43.8 million or $1.50 per share. Prior years' financial statements were not restated.

    Significant components of the provision for taxes on income:

(Dollars in thousands)                                        1994              1993              1992
- ------------------------------------------------------------------------------------------------------
Current:
  Federal                                                 $ 16,653          $ 15,311           $31,689
  State                                                      2,118             1,646             5,874
- ------------------------------------------------------------------------------------------------------
Total current                                               18,771            16,957            37,563
- ------------------------------------------------------------------------------------------------------
Deferred:
  Depreciation                                              25,271            26,139            12,694
  Alternative minimum tax                                  (14,370)          (15,222)           (2,000)
  Pension costs                                                739             2,803            (1,357)
  Postretirement benefits and
    related funding                                         (4,527)           (4,943)           (1,332)
  Net operating loss                                             -            (1,897)                -
  Federal tax rate change                                        -             3,245                 -
  Other                                                      1,082              (417)              132
- ------------------------------------------------------------------------------------------------------
Total deferred                                               8,195             9,708             8,137
- ------------------------------------------------------------------------------------------------------
Provision for taxes on income                             $ 26,966          $ 26,665           $45,700
======================================================================================================

    The provision for taxes on income differs from the amount computed by applying the statutory federal income tax rate (35 percent in 1994 and 1993 and 34 percent in 1992) to earnings before taxes on income and cumulative effect of accounting changes due to the following:

(Dollars in thousands)                                        1994              1993              1992
- ------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                            $26,586           $22,751           $42,369
State and local taxes, net of federal
  income tax benefits                                        2,755             2,695             5,355
Federal tax rate change                                          -             3,245                 -
All other items                                             (2,375)           (2,026)           (2,024)
- ------------------------------------------------------------------------------------------------------
Provision for taxes on income                              $26,966           $26,665           $45,700
Effective tax rate                                           35.5%             41.0%             36.7%
======================================================================================================

    Principal current and noncurrent deferred tax assets and liabilities at December 31:

(Dollars in thousands)                                                          1994              1993
- ------------------------------------------------------------------------------------------------------
Current deferred tax assets:
  Employee benefits                                                        $  15,101         $  15,523
  Inventories                                                                  1,961             2,289
  Net operating loss                                                           1,897             1,897
  Other                                                                        1,713             1,284
- ------------------------------------------------------------------------------------------------------
Total current asset(1)                                                        20,672            20,993
- ------------------------------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
  Postretirement benefits                                                     42,272            37,745
  Alternative minimum tax                                                     35,851            21,481
  Depreciation                                                              (228,790)         (198,498)
  Other, net                                                                    (415)           (1,182)
- ------------------------------------------------------------------------------------------------------
Total net noncurrent liability                                              (151,082)         (140,454)
- ------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                 $(130,410)        $(119,461)
======================================================================================================

(1) Included in Prepaid expenses in the Balance Sheets.

    Noncurrent deferred tax assets at December 31, 1994 and 1993, are net of valuation allowances of $8.9 million and $8.1 million, respectively. Based on the company's history of operating earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize fully all other deferred tax assets.

    In the third quarter of 1993, the company adjusted its current and deferred income tax balances to reflect an increase in the statutory federal tax rate from 34 percent to 35 percent retroactive to January 1, 1993. The provision for taxes on income for 1993 includes $3.2 million of expense for the effect of the tax increase on beginning of the year deferred tax balances.

    The company's federal income tax returns have been examined and settlements have been reached for all years through 1988, except a petition which has been filed with the U.S. Tax Court regarding the deductibility of certain expenses on the company's 1985 federal income tax return. Assessments made for the years 1989 and 1990 are presently being negotiated at the appellate level.
The company believes that adequate provision has been made for possible assessments of additional taxes.

Note 5.  Debt

(Dollars in thousands)                                                          1994              1993
- ------------------------------------------------------------------------------------------------------
Revenue bonds fixed rate 5.8% to 9% due 1994
  through 2013                                                              $140,946          $144,144
Revenue bonds variable rate due 2007 through 2014                             34,928            34,921
Credit sensitive debentures 9.125% due 2009                                  100,000           100,000
Sinking fund debentures 9.625% due 2016                                      100,000           100,000
Medium-term notes fixed rate 7.55% to 9.46%
  due 1995 through 2022                                                      250,000           250,000
Commercial paper 6.12% to 6.425%
  (3.38% to 3.65% in 1993)                                                    20,000            74,841
Other notes                                                                    6,430            10,282
- ------------------------------------------------------------------------------------------------------
                                                                             652,304           714,188
Less current installments on long-term debt                                   18,831             7,057
- ------------------------------------------------------------------------------------------------------
Long-term debt                                                              $633,473          $707,131
======================================================================================================

    The commercial paper is backed by the company's revolving credit agreement, which enables it to refinance these short-term borrowings to a long-term basis should the company choose to do so. Because of this capability and the likelihood of $20.0 million of the commercial paper being outstanding for more than a year, that amount has been classified as long-term debt. The balance of commercial paper outstanding at December 31, 1994, is classified as current notes payable in the Balance Sheets. The weighted average interest rate payable is 6.302 percent.

    The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable has occurred.

    Certain credit agreements have restrictive covenants. At December 31, 1994, the company was in compliance with such covenants.

    Payments due on long-term debt during each of the five years subsequent to December 31, 1994:

(Dollars in thousands)
- ------------------------------------------------------------------------------------------------------
1995                                                                                           $18,800
- ------------------------------------------------------------------------------------------------------
1996                                                                                            37,000
- ------------------------------------------------------------------------------------------------------
1997                                                                                            21,400
- ------------------------------------------------------------------------------------------------------
1998                                                                                             5,000
- ------------------------------------------------------------------------------------------------------
1999                                                                                            15,000
- ------------------------------------------------------------------------------------------------------

    The above installments do not include any payments on commercial paper outstanding.

    At December 31, 1994, the company had credit lines totaling $150.0 million for general corporate purposes. Of that amount, $50.0 million was in short-term lines and $100.0 million was in a revolving credit and term loan agreement. The short-term credit lines are LIBOR based and permit the company to borrow at any time through May 31, 1995. The revolving credit and term loan agreement dated September 1, 1994, contains a 364-day commitment period, is renewable annually and includes a two-year term loan option. At December 31, 1994, there were no borrowings by the company under any credit lines.

Note 6.  Accounts Payable and Accrued Liabilities

(Dollars in thousands)                                                          1994              1993
- ------------------------------------------------------------------------------------------------------
Trade accounts payable                                                      $ 57,016          $ 54,726
Accrued wages, salaries and employee benefits                                 53,678            57,878
Accrued taxes other than taxes on income                                      16,570            15,517
Accrued interest                                                              13,224            11,623
Accrued taxes on income                                                        9,926             8,464
Book overdrafts                                                               24,195            18,893
Other                                                                         22,269            23,857
- ------------------------------------------------------------------------------------------------------
                                                                            $196,878          $190,958
======================================================================================================

Note 7.  Other Long-Term Obligations

(Dollars in thousands)                                                          1994              1993
- ------------------------------------------------------------------------------------------------------
Postretirement benefits                                                     $111,034          $ 98,366
Pension and related liabilities                                               26,517            11,345
Other                                                                         10,326            10,677
- ------------------------------------------------------------------------------------------------------
                                                                            $147,877          $120,388
======================================================================================================

Note 8.  Disclosures about Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND SHORT-TERM INVESTMENTS

    For short-term investments, the carrying amount approximates fair value. Short-term investments include bank certificates of deposit, repurchase agreements, money market preferreds and various other investment grade securities which can be readily purchased or sold using established markets. Short-term investments at December 31, 1994, include $45.3 million for the company's investment in corporate owned life insurance (COLI). COLI does not qualify as a financial instrument and therefore is not included in the fair values stated below.

CURRENT NOTES PAYABLE

    The fair value of the company's current notes payable, which consists of commercial paper, is estimated based upon the quoted market prices for the same or similar issues.

LONG-TERM DEBT

    The fair value of the company's long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

    Estimated fair values of the company's financial instruments:

                                                              1994                         1993
                                                   Carrying        Fair         Carrying        Fair
(Dollars in thousands)                              Amount         Value         Amount         Value
- ------------------------------------------------------------------------------------------------------
Cash and short-term investments                    $ 10,494      $ 10,494       $ 27,234      $ 27,234
Current notes payable                                12,881        12,880              -             -
Long-term debt                                      652,304       658,541        714,188       770,014
======================================================================================================

Note 9.  Retirement, Incentive and Savings Plans

    Substantially all employees and directors of the company are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. Total pension expense was $4.5 million in 1994, $6.3 million in 1993 and $7.3 million in 1992. The 1994 pension expense presented above excludes $4.6 million for early retirement programs which is included in Other income and expense in the Statements of Earnings.

    The salaried plan provides benefits based on the participants' final average pay and years of service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The directors' plan provides a benefit equal to the retainer in effect at the time the participant ceases to be a director if the director has completed five years of service as a nonemployee director. Benefits are paid for the lesser of 10 years or the number of years of service as a nonemployee director.

    Pension cost for company-sponsored plans:

(Dollars in thousands)                                              1994          1993            1992
- ------------------------------------------------------------------------------------------------------
Service cost - benefits earned during year                      $  8,440      $  7,512        $  6,861
Interest cost on projected benefit obligation                     24,949        24,641          23,807
Actual return on assets                                            3,670       (48,160)        (33,153)
Net amortization and deferral                                    (35,208)       19,649           7,201
- ------------------------------------------------------------------------------------------------------
Net periodic pension cost                                       $  1,851      $  3,642        $  4,716
======================================================================================================

    Funded status and related balance sheet amounts for company-sponsored pension plans at December 31:

                                            Plans Where            Plans Where
                                           Assets Exceed           Accumulated
                                            Accumulated             Benefits
                                              Benefits            Exceed Assets             Total
(Dollars in thousands)                     1994       1993       1994       1993       1994       1993
- ------------------------------------------------------------------------------------------------------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation           $ 214,012  $ 285,369  $  95,095   $ 12,926  $ 309,107  $ 298,295
  Accumulated benefit obligation        219,562    298,903    105,505     13,973    325,067    312,876
  Projected benefit obligation          232,183    313,150    111,907     20,131    344,090    333,281
======================================================================================================

Plan assets at fair value,
  primarily publicly traded
  equity and fixed income
  securities                          $ 252,204  $ 349,697  $  83,268   $  4,829  $ 335,472  $ 354,526
Projected benefit obligation           (232,183)  (313,150)  (111,907)   (20,131)  (344,090)  (333,281)
- ------------------------------------------------------------------------------------------------------
Plan assets above (below)
  projected benefit obligation           20,021     36,547    (28,639)   (15,302)    (8,618)    21,245
Unrecognized prior service cost          (3,203)     1,114     19,709      6,516     16,506      7,630
Unrecognized net (gain) loss               (184)   (15,124)     5,710       (233)     5,526    (15,357)
Unrecognized net transition asset        (5,477)    (9,048)    (1,385)      (283)    (6,862)    (9,331)
Adjustment required to recognize
  minimum liability                           -          -    (20,271)      (742)   (20,271)      (742)
- ------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost        $  11,157  $  13,489  $ (24,876)  $(10,044) $ (13,719) $   3,445
======================================================================================================

    The projected benefit obligation for the company's unfunded, nonqualified plans at December 31, 1994 and 1993, was $16.2 million and $15.2 million, respectively. These amounts are included in the total for Plans Where Accumulated Benefits Exceed Assets.

    As of December 31, 1994, $20.3 million of minimum pension liabilities for underfunded plans was included in other long-term liabilities, with corresponding intangible assets of $14.8 million and a charge of $3.4 million to retained earnings, which is net of deferred taxes of $2.1 million. As of December 31, 1993, minimum pension liabilities totaled $.7 million, with corresponding intangible assets of the same amount.

    The projected benefit obligation at December 31, 1994, 1993 and 1992, was determined using an assumed discount rate of 8.25 percent, 7.75 percent and
8.5 percent, respectively, and an assumed long-term rate of salaried compensation increase of 5 percent, 5 percent and 6 percent, respectively.
The assumed rate of return on plan assets was 9.5 percent for 1994, 9.5 percent for 1993 and 9 percent for 1992. The actual return on plan assets has averaged approximately 12 percent over the past 17 years.

    Funding of company-sponsored plans is based on accepted actuarial methods in accordance with applicable governmental regulations and is determined separately from the net periodic cost presented above.

    Hourly employees at two of the company's manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper Industry Union-Management Pension Fund. Company contributions were $2.6 million for 1994, $2.7 million for 1993 and $2.6 million for 1992 and equaled the amounts charged to pension expense.

    Key management employees participate in a management performance award plan under which awards are based on certain minimum and standard performance criteria established each year. All company employees are eligible to participate in 401(k) savings plans.

Note 10.  Postretirement Benefits Other Than Pensions

    Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The statement requires accrual basis recognition of the projected future cost of providing postretirement benefits. The company elected immediate recognition of the transition obligation, which amounted to $118.0 million ($75.5 million after income tax benefits or $2.59 per share). The obligation, which is presented in Other long-term obligations in the Balance Sheets, was partially offset by $31.2 million of plan assets.

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

    Net periodic postretirement benefit cost:

(Dollars in thousands)                                                       1994                1993
- -----------------------------------------------------------------------------------------------------
Service cost - benefits earned during year                                $ 3,931             $ 3,450
Interest cost on accumulated
  postretirement benefit obligation                                        11,054              11,510
Actual return on assets                                                       330              (2,259)
Net amortization and deferral                                              (2,026)                449
- -----------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                  $13,289             $13,150
=====================================================================================================

    The 1994 postretirement benefit cost presented above excludes $1.9 million for early retirement programs which is included in Other income and expense in the Statements of Earnings. Postretirement benefit cost on a pay-as-you-go basis totaled $5.7 million for 1992 and has not been restated.

    Funded status and related balance sheet amounts for postretirement health care and life insurance plans at December 31:

(Dollars in thousands)                                                          1994             1993
- -----------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                                                $ (79,359)       $ (76,469)
   Fully eligible active plan participants                                   (25,541)         (24,080)
   Other active plan participants                                            (47,427)         (45,107)
- -----------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                         (152,327)        (145,656)
Plan assets at fair value, primarily publicly
   traded equity and fixed income securities                                  25,392           29,884
- -----------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
   in excess of plan assets                                                 (126,935)        (115,772)
Unrecognized prior service cost                                                8,242            9,390
Unrecognized net loss                                                          7,659            8,016
- -----------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                        $(111,034)       $ (98,366)
=====================================================================================================

    The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and 1993, was 8.25 percent and 7.75 percent, respectively. The expected long-term rate of return on plan assets for 1994 and 1993 was 9.5 percent.

    The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation at December 31, 1994 and 1993, is based on an initial rate of 10 percent, decreasing incrementally to 5 percent over an 8-year period and remaining at that level thereafter. This assumption has a significant effect on the amounts reported. For example, a 1 percent increase in the health care cost trend rates would have increased the accumulated postretirement benefit obligation at December 31, 1994, to $176.7 million and increased the net periodic cost for 1994 to $15.9 million from the $13.3 million actually recorded.

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

Note 11.  Stock Options

    Under the company's stock option plans, options for shares of the company's common stock have been issued to certain key personnel. Options are granted at market value and may include a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 1994. Options are fully exercisable after two years and expire not later than 10 years from the date of grant.

    Information with respect to the company's stock options:

For the years ended December 31                                              1994                1993
- -----------------------------------------------------------------------------------------------------
Option (share) price range,                                               $ 14.50             $ 14.50
   fair market value                                                         to                  to
   at date of grant                                                       $46.375             $46.375
- -----------------------------------------------------------------------------------------------------
Options (shares) outstanding at January 1                                 990,085             926,112
Granted                                                                   279,050             241,350
Shares exercised                                                          (25,335)            (55,325)
SARs(1) exercised                                                         (42,075)           (109,227)
Canceled or expired                                                       (36,925)            (12,825)
- -----------------------------------------------------------------------------------------------------
Options (shares) outstanding at December 31                             1,164,800             990,085
=====================================================================================================

At December 31                                                               1994                1993
Options (shares) exercisable                                              770,200             633,785
Options (shares) outstanding which include
   a stock appreciation right                                             722,925             623,075
Shares reserved for future grants                                         251,750             493,875
=====================================================================================================

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

    Following is a tabulation of business segment information for each of the past three years:

(Dollars in thousands)                                              1994           1993           1992
- ------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers:(1)
   Wood products:
     Oriented strand board                                    $  224,586     $  194,514     $  174,557
     Lumber                                                      196,577        196,544        159,080
     Plywood                                                      73,413         72,815         65,462
     Particleboard                                                17,058         14,593         10,642
     Other                                                        41,078         25,159         17,017
- ------------------------------------------------------------------------------------------------------
                                                                 552,712        503,625        426,758
- ------------------------------------------------------------------------------------------------------
   Printing papers                                               405,553        369,012        365,636
- ------------------------------------------------------------------------------------------------------
   Other pulp-based products:
     Pulp                                                         10,812         12,915         17,863
     Paperboard                                                  335,803        343,419        371,511
     Tissue                                                      166,378        139,883        118,162
     Packaging(2)                                                      -              -         26,682
- ------------------------------------------------------------------------------------------------------
                                                                 512,993        496,217        534,218
- ------------------------------------------------------------------------------------------------------
Total                                                         $1,471,258     $1,368,854     $1,326,612
======================================================================================================

Intersegment Sales or Transfers:(3)
   Wood products                                              $   64,111     $   63,618     $   66,142
   Printing papers                                                    10              -              -
   Other pulp-based products                                         159            948          1,733
- ------------------------------------------------------------------------------------------------------
Total                                                         $   64,280     $   64,566     $   67,875
======================================================================================================

(Dollars in thousands)                                              1994           1993           1992
- ------------------------------------------------------------------------------------------------------
Operating Income (Loss):
   Wood products                                              $  160,345     $  160,220     $   99,833
   Printing papers                                                40,174         15,796         27,316
   Other pulp-based products                                     (53,462)       (40,944)        33,298
- ------------------------------------------------------------------------------------------------------
                                                                 147,057        135,072        160,447

Corporate Items:
   Administration expense                                        (21,389)       (26,922)       (30,022)
   Interest expense                                              (51,137)       (46,230)       (34,902)
   Interest and dividend income                                      348          1,352          3,790
   Other, net                                                      1,082          1,732         25,301
- ------------------------------------------------------------------------------------------------------
Earnings before taxes on income and
cumulative effect of accounting changes                       $   75,961     $   65,004     $  124,614
======================================================================================================

Identifiable Assets:
   Wood products                                              $  697,144     $  689,598     $  615,093
   Printing papers                                               462,721        458,276        448,312
   Other pulp-based products                                     804,267        824,015        807,597
   Corporate                                                     117,097        113,763        144,745
- ------------------------------------------------------------------------------------------------------
Total                                                         $2,081,229     $2,085,652     $2,015,747
======================================================================================================

Depreciation, Amortization and
Cost of Fee Timber Harvested:
   Wood products                                              $   49,510     $   39,909     $   36,092
   Printing papers                                                31,754         30,521         28,788
   Other pulp-based products                                      55,962         52,142         41,320
   Corporate                                                       1,025            972            965
- ------------------------------------------------------------------------------------------------------
Total                                                         $  138,251     $  123,544     $  107,165
======================================================================================================

Capital Expenditures:
   Wood products                                              $   37,918     $   97,612     $   28,077
   Printing papers                                                25,247         42,482         32,292
   Other pulp-based products                                      40,771         59,559        118,503
   Corporate                                                         453          2,002            667
- ------------------------------------------------------------------------------------------------------
Total                                                         $  104,389     $  201,655     $  179,539
======================================================================================================

(1) Total export sales, including those made through brokers and agents, amounted to $133.1 million, $106.1 million and $106.1 million in 1994, 1993 and 1992, respectively. Export paperboard sales (a majority of which were shipped to Japan) amounted to 85 percent, 86 percent and 80 percent, respectively, of total export sales.

(2)  The company's packaging operations were sold in April 1992.

(3) Intersegment sales for 1992-1994, the majority of which are based on prevailing market prices, consisted primarily of chips, pulp logs and other fiber sales to the pulp, papermaking and converting facilities. The company's timber, timberlands and related logging facilities generally have been assigned to the wood products segment.

Note 13.  Financial Results by Quarter (Unaudited)

(Dollars in thousands - except per-share amounts)                        Three Months Ended
- ----------------------------------------------------------------------------------------------------------------------------------
                                        March 31                  June 30               September 30               December 31
- ----------------------------------------------------------------------------------------------------------------------------------
                                     1994        1993         1994        1993        1994        1993           1994         1993
- ----------------------------------------------------------------------------------------------------------------------------------
Net sales                        $365,282    $361,543     $345,120    $326,624    $373,324    $338,223       $387,532     $342,464
- ----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization
    and cost of fee timber
    harvested                      35,023      28,368       34,387      30,221      35,016      33,132         33,825       31,823
  Materials, labor and other
    operating expenses            280,351     266,466      270,982     262,202     287,014     273,323        283,144      262,269
  Selling, general and
    administrative expenses        19,514      21,482       20,915      19,634      22,488      19,615         19,882       23,227
- ----------------------------------------------------------------------------------------------------------------------------------
                                  334,888     316,316      326,284     312,057     344,518     326,070        336,851      317,319
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings from operations(1)      $ 30,394    $ 45,227     $ 18,836    $ 14,567    $ 28,806    $ 12,153       $ 50,681     $ 25,145
==================================================================================================================================
Net earnings (loss)              $  5,314    $ (9,542)    $  6,052    $  2,758    $ 10,741    $ (2,179)(2)   $ 26,888     $ 15,598
==================================================================================================================================
Net earnings per common share:
  Before accounting changes          $.18       $ .76         $.21        $.09        $.37       $(.07)(2)       $.92         $.53
  After accounting changes            .18        (.33)         .21         .09         .37        (.07)(2)        .92          .53
==================================================================================================================================

(1)  In 1994 the company began accruing for normal annual maintenance shutdowns over the entire year versus the previous practice of expensing the costs as incurred.  The effect of this change in accounting practice on earnings before taxes by quarter for 1994 was a decrease of $3.7 million for the first quarter, a decrease of $.7 million for the second quarter, an increase of $9.1 million for the third quarter and a decrease of $4.7 million for the fourth quarter.  There is no effect on an annual comparison.

(2)  Includes a retroactive 1 percent federal tax increase on earnings for the first nine months of 1993 and $3.2 million of expense for the effect of the tax increase on deferred tax balances.

INDEPENDENT AUDITORS' REPORT

The Board of Directors:

     We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 1994 and 1993 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 35. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

     As discussed in the notes to the financial statements, in 1993 the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

KPMG Peat Marwick LLP

Portland, Oregon

January 25, 1995

                 POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES        Schedule II
                         Valuation and Qualifying Accounts
                For the Years Ended December 31, 1994, 1993 and 1992
                               (Dollars in thousands)



                                                             Amounts
                                                             charged
                                               Balance at  (credited) to
                                               beginning     costs and                Balance at
      Description                               of year      expenses     Deductions  end of year
      -----------                              ----------  -------------  ----------  -----------
  Reserve deducted from related assets:
    Doubtful accounts - Accounts receivable

    Year ended December 31, 1994                 $2,057      $ 621        $ (53)(1)      $2,625
                                                 ==============================================

    Year ended December 31, 1993                 $1,781      $  92        $ 184 (1)      $2,057
                                                 ==============================================

    Year ended December 31, 1992                 $2,610      $(216)       $(613)(1)      $1,781
                                                 ==============================================

 1 - Accounts written off - net of recoveries.

                       POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                          Exhibit Index

Exhibit

 *(3)(a) Restated Certificate of Incorporation, restated and filed with the state of Delaware on May 1, 1987, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("1992 Form 10-K").

 *(3)(c) By-laws, as amended through May 20, 1993, filed as Exhibit (3)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("1993 Form 10-K").

  (4) See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

  (4)(a)             Form of Indenture, dated as of April 1, 1986.

  (4)(b) Form of Debenture for the $100 Million Principal Amount of 9-5/8% Sinking Fund Debentures due April 15, 2016.


  (4)(c) Form of Debenture for the $100 Million Principal Amount of 9-1/8% Credit Sensitive Debentures due December 1, 2009.

  (4)(d)             Officers' Certificate, dated December 6, 1989.

 *(4)(e) Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(e) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990 ("1990 Form
                     10- K").

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

*(10)(a) Potlatch Corporation Management Performance Award Plan, as amended effective January 1, 1986, filed as Exhibit
                     (10)(a) to the 1990 Form 10-K.

 (10)(a)(i) Amendment, dated May 5, 1989, to the Plan described in Exhibit (10)(a).


*Incorporated by reference.

*(10)(b) Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of February 24, 1989, filed as Exhibit (10)(b)(iv) to the 1993 Form 10-K.

*(10)(c) Letter agreement, dated May 21, 1979, between Potlatch Corporation and George F. Jewett, Jr., regarding consulting services, filed as Exhibit (10)(c) to the 1990 Form 10-K.

*(10)(c)(i)          Amendment, dated February 19, 1986, to agreement
                     described in Exhibit (10)(c), filed as Exhibit (10)(c)(i) to the 1990 Form 10-K.

*(10)(d) Potlatch Corporation Salaried Employees' Supplemental Benefit Plan (As Amended and Restated Effective
                     January 1, 1988), filed as Exhibit (10)(d)(i) to the 1993 Form 10-K.

*(10)(d)(i)          Amendment, effective as of December 31, 1992, to Plan
                     described in Exhibit (10)(d), filed as Exhibit
                     (10)(d)(ii) to the 1992 Form 10-K.

*(10)(f) Supplemental Retirement Benefit and Life Insurance Agreement, dated February 19, 1988, together with Amendment to Agreement thereto, dated as of January 1, 1992, between Potlatch Corporation and Richard B. Madden, filed as Exhibit (10)(f)(iii) to the 1992 Form 10-K.

 (10)(f)(i)          Description of facilities use by Richard B. Madden.

*(10)(g) Potlatch Corporation 1983 Stock Option Plan (effective September 24, 1983), together with amendments thereto, dated December 14, 1984, February 24, 1989 and
                     February 22, 1990, filed as Exhibit (10)(r) to the 1993 Form 10-K.

 (10)(g)(i) Form of Stock Option Agreement for the Potlatch Corporation 1983 Stock Option Plan together with the Addendum thereto as used for options granted on December 14, 1989.

 (10)(g)(ii) Form of Amendment to Stock Option Agreement together with the Addendum thereto to add stock appreciation rights to stock option agreements issued under the Potlatch Corporation 1983 Stock Option Plan.

*(10)(g)(iii)        Form of Stock Option Agreement for the Potlatch
                     Corporation 1983 Stock Option Plan together with the
                     Addendum thereto as used for options granted in each December of 1990-1992, filed as Exhibit (10)(s)(v) to the 1990 Form 10-K.

 (10)(h) Potlatch Corporation Deferred Compensation Plan for Directors, as amended and restated as of May 1991.


*Incorporated by reference.

 (10)(i) Potlatch Corporation Directors' Retirement Plan, effective October 1, 1989.

*(10)(j) Compensation of Directors, dated May 20, 1993, filed as Exhibit (10)(w)(vi) to the 1993 Form 10-K.

*(10)(k) Form of Indemnification Agreement with each director of Potlatch Corporation, dated as of the dates set forth on Schedule A and Amendments 1, 2, 3 and 4 to Schedule A, filed as Exhibit (10)(x) to the 1991 Form 10-K.

*(10)(k)(i)          Amendment No. 5 to Schedule A to Exhibit (10)(k), filed
                     as Exhibit (10)(x)(i) to the 1992 Form 10-K.

*(10)(k)(ii)         Amendment No. 6 to Schedule A to Exhibit (10)(k), filed
                     as Exhibit (10)(x)(ii) to the 1993 Form 10-K.

*(10)(l) Form of Indemnification Agreement with certain officers of Potlatch Corporation identified on Schedule A and Amendments 1, 2, and 3 to Schedule A, filed as Exhibit
                     (10)(y) to the 1991 Form 10-K.

*(10)(l)(i)          Amendment No. 4 to Schedule A to Exhibit (10)(l), filed
                     as Exhibit (10)(y) to the 1992 Form 10-K.

*(10)(l)(ii)         Amendment No. 5 to Schedule A to Exhibit (10)(l), filed
                     as Exhibit (10)(y)(ii) to the 1993 Form 10-K.

*(10)(m) Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated
                     February 24, 1989, filed as Exhibit (10)(z) to the 1993 Form 10-K.

 (10)(m)(i) Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted on December 14, 1989.

*(10)(m)(ii)         Form of Stock Option Agreement for the Potlatch
                     Corporation 1989 Stock Incentive Plan together with the
                     Addendum thereto as used for options granted in each December of 1990-1994, filed as Exhibit (10)(z)(ii) to the 1990 Form 10-K.

*(10)(n) Form of Amendments to Stock Options and Stock Incentive Plans, dated March 30, 1990, filed as Exhibit (10)(aa) to the 1990 Form 10-K.

 (22)                Potlatch Corporation Subsidiaries.

 (23)                Consent of Independent Auditors.

 (24)                Powers of Attorney.


*Incorporated by reference.