Form 10-Q
period 1995-03-31
POTLATCH CORP
filed 1995-05-02
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended     March 31, 1995    Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock outstanding as of March 31, 1995:
29,224,481 shares of Common Stock, par value $1 per share.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                          Page Number

  Item 1. Financial Statements

    Statements of Earnings for the three months
    ended March 31, 1995 and 1994                                2

    Condensed Balance Sheets at March 31, 1995
    and December 31, 1994                                        3

    Condensed Statements of Cash Flows for the three
    months ended March 31, 1995 and 1994                         4

    Notes to Financial Statements                                5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations     5 -  8


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                      10


EXHIBIT INDEX                                                   11

                                 PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
- ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
                                                    1995          1994
- ----------------------------------------------------------------------
Net sales                                        $394,608     $365,282
- ----------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                          32,707        35,023
  Materials, labor and other operating
    expenses                                     288,929       280,351
  Selling, general and administrative
    expenses                                      23,194        19,514
- ----------------------------------------------------------------------
                                                 344,830       334,888
- ----------------------------------------------------------------------
      Earnings from operations                    49,778        30,394

Interest expense                                 (12,604)      (12,743)

Interest and dividend income                          61           139

Other income (expense), net*                         722        (9,219)
- ----------------------------------------------------------------------
      Earnings before taxes on income             37,957         8,571

Provision for taxes on income (Note 2)            14,424         3,257
- ----------------------------------------------------------------------

Net earnings                                    $ 23,533      $  5,314
======================================================================

Net earnings per common share (Note 3)             $ .81         $ .18
Dividends per common share (annual rate)            1.60          1.56
Average shares outstanding (in thousands)         29,224        29,211
- ----------------------------------------------------------------------

* March 31, 1994, amount includes a pre-tax charge for early retirement programs of $10.0 million or $.21 per share after tax.

The accompanying notes are an integral part of these financial statements.

                                   -2-

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1995 amounts unaudited (Dollars in thousands - except per-share amounts)

- ----------------------------------------------------------------------
                                               March 31,  December 31,
                                                    1995          1994
- ----------------------------------------------------------------------
Assets
  Current assets:
    Cash                                      $    7,088    $    9,018
    Short-term investments                        48,877        46,789
    Receivables, net                             131,955       137,418
    Inventories (Note 4)                         156,013       152,236
    Prepaid expenses                              24,904        25,857
- ----------------------------------------------------------------------
      Total current assets                       368,837       371,318
  Land, other than timberlands                     9,089         9,089
  Plant and equipment, at cost less
    accumulated depreciation                   1,307,146     1,313,939
  Timber, timberlands and related
    logging facilities                           348,714       346,199
  Other assets                                    41,094        40,684
- ----------------------------------------------------------------------
                                              $2,074,880    $2,081,229
======================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                             $    7,490    $   12,881
    Current installments on long-term debt        38,795        18,831
    Accounts payable and accrued liabilities     212,261       196,878
- ----------------------------------------------------------------------
      Total current liabilities                  258,546       228,590
  Long-term debt                                 578,196       633,473
  Other long-term obligations                    150,679       147,877
  Deferred taxes                                 155,409       151,082
  Stockholders' equity                           932,050       920,207
- ----------------------------------------------------------------------
                                              $2,074,880    $2,081,229
======================================================================

Stockholders' equity per common share             $31.89        $31.49
Working capital                                 $110,291      $142,728
Current ratio                                      1.4:1         1.6:1
- ----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                   -3-

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
- ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
                                                    1995          1994
- ----------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                  $ 23,533      $  5,314
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                        32,707        35,023
    Deferred taxes                                 4,327           977
    Working capital changes                       20,214        (5,085)
    Other, net                                      (131)          499
- ----------------------------------------------------------------------
    Net cash provided by operations               80,650        36,728
- ----------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                       (2,192)        2,799
  Decrease in notes payable                       (5,391)            -
  Repayment of long-term debt                    (35,313)      (25,181)
  Issuance of treasury stock                           -           288
  Dividends                                      (11,690)      (11,392)
- ----------------------------------------------------------------------
    Net cash used for financing                  (54,586)      (33,486)
- ----------------------------------------------------------------------
Cash Flows From Investing
  Decrease (increase) in
    short-term investments                        (2,088)       16,188
  Additions to plant and properties              (22,874)      (23,397)
  Disposition of plant and properties                362           334
  Other, net                                      (3,394)        6,793
- ----------------------------------------------------------------------
    Net cash used for investing                  (27,994)          (82)
- ----------------------------------------------------------------------
Increase (decrease) in cash                       (1,930)        3,160
Balance at beginning of period                     9,018         6,813
- ----------------------------------------------------------------------
Balance at end of period                        $  7,088      $  9,973
======================================================================

Net interest payments (net of amounts capitalized) for the three months ended March 31, 1995 and 1994 were $3.7 million and $3.3 million, respectively.
Net income tax payments for the three months ended March 31, 1995 and 1994 were $6.7 million and $.6 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                    -4-

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
_______________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at March 31, 1995 and December 31, 1994, and the statements of earnings and the condensed statements of cash flows for the three months ended March 31, 1995 and 1994, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation believes that all adjustments necessary for a fair statement of the results of such interim periods have been included.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for the quarters ended March 31, 1995 and 1994.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                            March 31, 1995      December 31, 1994
                            --------------      -----------------
    Raw materials              $ 84,315              $ 87,836
    Work in process               6,636                 5,002
    Finished goods               65,062                59,398
                               --------              --------
                               $156,013              $152,236
                               ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Liquidity and Capital Funding

    Net cash provided by operations (as presented in the Condensed Statements of Cash Flows on page 4) totaled $80.7 million, compared with $36.7 million for the first quarter of 1994.

    The company's ratio of long-term debt to stockholders' equity was .62 to 1 at March 31, 1995, compared with .69 to 1 at December 31, 1994. The decrease in the ratio was due to the reclassification of $55.0 million of the company's medium-term notes and commercial paper from long-term to current.

    Working capital of $110.3 million at March 31, 1995, decreased $32.4 million from December 31, 1994. The decrease in working capital was largely due to a net $20.0 million increase in current installments on long-term debt and a $15.4 million increase in accounts payable and accrued liabilities.

    Capital expenditures totaled $22.9 million for the first three months of 1995. Of this amount, the company spent $6.7 million in the wood products segment, which included expenditures for the installation of pollution control equipment at the Grand Rapids, Minnesota, oriented strand board plant. In the printing papers segment the company spent $9.6 million, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota, and the rebuild of a paper machine in Brainerd, Minnesota. Spending in the other pulp-based products segment totaled $6.5 million. A significant portion of this total related to the continued development of the hybrid poplar tree farm in Boardman, Oregon.


                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 8 of this Form 10-Q.

- ----------------------------------------------------------------------

Segment Information                             (Dollars in thousands)
- ----------------------------------------------------------------------
                                                     Three Months
                                                 1995             1994
- ----------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board                    $ 52,506         $ 56,011
    Lumber                                     43,661           53,915
    Plywood                                    18,884           17,989
    Particleboard                               4,749            4,170
    Other                                       8,592            9,087
- ----------------------------------------------------------------------
                                              128,392          141,172
- ----------------------------------------------------------------------
  Printing papers                             108,500          102,116
- ----------------------------------------------------------------------
  Other pulp-based products
    Pulp                                        3,688               91
    Paperboard                                105,031           79,452
    Tissue                                     48,997           42,451
- ----------------------------------------------------------------------
                                              157,716          121,994
- ----------------------------------------------------------------------

Total net sales                              $394,608         $365,282
======================================================================

Operating Income
  Wood products                              $ 31,855         $ 46,443
  Printing papers                              17,641            8,459
  Other pulp-based products                     8,424          (28,513)
- ----------------------------------------------------------------------
                                               57,920           26,389
Corporate                                     (19,963)         (17,818)
- ----------------------------------------------------------------------
Earnings before taxes on income              $ 37,957         $  8,571
======================================================================

                                    -6-

    The company reported higher earnings for the first quarter of 1995 as improved earnings from its pulp-based businesses more than offset softening market conditions for solid wood products. Net earnings for the first quarter of 1995 were $23.5 million, or $.81 per common share. First quarter 1994 earnings were $11.5 million, or $.39 per share, before a one-time, pre-tax charge of $10.0 million for early retirement programs. Including the charge, earnings were $5.3 million, or $.18 per share. Net sales for the first quarter of 1995 were $394.6 million, compared with $365.3 million a year ago.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $32.7 million, a 7 percent decline from the $35.0 million reported a year ago. In the first quarter of 1994, the company had $3.0 million of additional depreciation related to the write-off of obsolete equipment.

    The wood products segment reported earnings of $31.9 million for the first quarter of 1995, down from 1994's $46.4 million. The results were largely attributable to lower net sales realizations for most of the company's wood products.

    The printing papers segment reported excellent first quarter 1995 earnings of $17.6 million, up from $8.5 million earned in 1994. Significantly higher net sales realizations for the division's coated papers, due primarily to higher prices and in part to an improved product mix, were largely responsible for the improvement. Lower shipments and higher pulp costs partially offset the effects of the higher net sales realizations. Both of the company's coated paper facilities operated well during the quarter.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported first quarter earnings of $8.4 million, compared with a loss of $28.5 million in 1994's first quarter. The 1994 results included the $10.0 million pre-tax charge for the costs of early retirement programs in the company's pulp-based operations in Idaho. Strong markets for pulp and paperboard resulted in higher net sales realizations and shipments during the quarter, and operating results at both the Arkansas and Idaho pulp and paperboard mills improved. Realizations for tissue products began to improve as markets strengthened near the end of the quarter.

    "Other expense, net" for the period ended March 31, 1994, included the aforementioned pre-tax charge for early retirement programs of $10.0 million.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Changes in Statements of Earnings
                         (Dollars in thousands)



                                          Three Months Ended March 31
                                          ---------------------------
                                                              Increase
                                          1995        1994   (Decrease)
                                          ----        ----   ----------
Net sales                              $394,608    $365,282       8%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested         32,707      35,023      (7%)
  Materials, labor and other
    operating expenses                  288,929     280,351       3%
  Selling, general and
    administrative expenses              23,194      19,514      19%
Earnings from operations                 49,778      30,394      64%
Interest expense                        (12,604)    (12,743)     (1%)
Interest and dividend income                 61         139     (56%)
Other income (expense), net                 722      (9,219)      *
Provision for taxes on income            14,424       3,257     343%
Net earnings                             23,533       5,314     343%

*Not a meaningful figure.

                                  PART II



ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 11 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended March 31, 1995.

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



Date: May 2, 1995

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              Exhibit Index



Exhibit


                                 PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

 (27)       Financial Data Schedule