Form 10-Q
period 1995-06-30
POTLATCH CORP
filed 1995-08-02
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended      June 30, 1995    Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of June 30, 1995:
29,219,981 shares of Common Stock, par value $1 per share.

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                          Page Number

  Item 1. Financial Statements

    Statements of Earnings for the quarter and six
    months ended June 30, 1995 and 1994                          2

    Condensed Balance Sheets at June 30, 1995
    and December 31, 1994                                        3

    Condensed Statements of Cash Flows for the six
    months ended June 30, 1995 and 1994                          4

    Notes to Financial Statements                                5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5 - 8


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
          Holders                                                9

  Item 6. Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                      10


EXHIBIT INDEX                                                   11

                                  PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
- ------------------------------------------------------------------------
                                      Quarter Ended     Six Months Ended
                                         June 30             June 30
                                      1995     1994       1995      1994
- ------------------------------------------------------------------------
Net sales                         $397,243 $345,120   $791,851  $710,402
- ------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    32,491   34,387     65,198    69,410
  Materials, labor and other
    operating expenses             292,804  270,982    581,733   551,333
  Selling, general and
    administrative expenses         22,207   20,915     45,401    40,429
- ------------------------------------------------------------------------
                                   347,502  326,284    692,332   661,172
- ------------------------------------------------------------------------
      Earnings from operations      49,741   18,836     99,519    49,230

Interest expense                   (11,885) (12,562)   (24,489)  (25,305)

Interest and dividend income           269       85        330       224

Other income (expense), net            429    3,403      1,151    (5,816)*
- ------------------------------------------------------------------------
      Earnings before taxes
        on income                   38,554    9,762     76,511    18,333

Provision for taxes on
  income (Note 2)                   14,650    3,710     29,074     6,967
- ------------------------------------------------------------------------
Net earnings                      $ 23,904 $  6,052   $ 47,437  $ 11,366
========================================================================

Net earnings per
  common share (Note 3)              $ .81    $ .21      $1.62     $ .39
Dividends per common share
  (annual rate)                       1.60     1.56       1.60      1.56
Average shares outstanding
  (in thousands)                    29,223   29,214     29,224    29,213
- ------------------------------------------------------------------------

* Includes pre-tax charges for early retirement programs of $10.0 million or $.21 per share after tax in the first quarter of 1994.

  The accompanying notes are an integral part of these financial statements.

                                      -2-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1995 amounts unaudited (Dollars in thousands - except per-share amounts)

- ---------------------------------------------------------------------------
                                                 June 30,      December 31,
                                                     1995              1994
- ---------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                        $   10,014       $    9,018
    Short-term investments                          31,333           46,789
    Receivables, net                               144,529          137,418
    Inventories (Note 4)                           161,044          152,236
    Prepaid expenses                                26,407           25,857
- ---------------------------------------------------------------------------
      Total current assets                         373,327          371,318
  Land, other than timberlands                       9,089            9,089
  Plant and equipment, at cost less
    accumulated depreciation                     1,315,773        1,313,939
  Timber, timberlands and related
    logging facilities                             352,212          346,199
  Other assets                                      44,495           40,684
- ---------------------------------------------------------------------------
                                                $2,094,896       $2,081,229
===========================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                               $        -       $   12,881
    Current installments on long-term debt          38,749           18,831
    Accounts payable and accrued liabilities       220,806          196,878
- ---------------------------------------------------------------------------
      Total current liabilities                    259,555          228,590
  Long-term debt                                   576,643          633,473
  Other long-term obligations                      154,525          147,877
  Deferred taxes                                   159,788          151,082
  Stockholders' equity                             944,385          920,207
- ---------------------------------------------------------------------------
                                                $2,094,896       $2,081,229
===========================================================================

Stockholders' equity per common share               $32.32           $31.49
Working capital                                   $113,772         $142,728
Current ratio                                        1.4:1            1.6:1
- ---------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                       -3-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
- ---------------------------------------------------------------------------
                                                         Six Months Ended
                                                             June 30
                                                       1995            1994
- ---------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                     $ 47,437       $  11,366
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                           65,198          69,410
    Deferred taxes                                    8,706           2,091
    Working capital changes                           4,903           4,815
    Other, net                                          201          (1,167)
- ---------------------------------------------------------------------------
    Net cash provided by operations                 126,445          86,515
- ---------------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                           2,556           4,826
  Decrease in notes payable                         (12,881)              -
  Repayment of long-term debt                       (36,912)        (38,089)
  Issuance of treasury stock                             11             386
  Purchase of treasury stock                           (208)              -
  Dividends                                         (23,380)        (22,785)
- ---------------------------------------------------------------------------
    Net cash used for financing                     (70,814)        (55,662)
- ---------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                 12,472          10,533
  Additions to plant and properties                 (63,419)        (48,351)
  Disposition of plant and properties                 1,049           2,448
  Other, net                                         (4,737)          3,987
- ---------------------------------------------------------------------------
    Net cash used for investing                     (54,635)        (31,383)
- ---------------------------------------------------------------------------
Increase (decrease) in cash                             996            (530)
Balance at beginning of period                        9,018           6,813
- ---------------------------------------------------------------------------
Balance at end of period                           $ 10,014       $   6,283
===========================================================================

Net interest payments (net of amounts capitalized) for the six months ended June 30, 1995 and 1994 were $24.7 million and $25.4 million, respectively. Net income tax payments for the six months ended June 30, 1995 and 1994 were $27.9 million and $8.1 million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
_______________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at June 30, 1995 and December 31, 1994, and the statements of earnings for the quarter and six months ended June 30, 1995 and 1994, and the condensed statements of cash flows for the six months ended June 30, 1995 and 1994, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature, there were no material nonrecurring adjustments.

NOTE 2. INCOME TAX - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for 1995 and 1994.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                            June 30, 1995       December 31, 1994
                            -------------       -----------------
    Raw materials              $ 83,520              $ 87,836
    Work in process               5,057                 5,002
    Finished goods               72,467                59,398
                               --------              --------
                               $161,044              $152,236
                               ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Liquidity and Capital Funding

    Net cash provided by operations for the first six months of 1995, as presented in the Condensed Statements of Cash Flows on page 4, totaled $126.4 million, compared with $86.5 million for the same period in 1994.

    The company's ratio of long-term debt to stockholders' equity was .61 to 1 at June 30, 1995, compared with .69 to 1 at December 31, 1994.
The decrease in the ratio was primarily due to the reduction in long-term debt of $55.0 million. The ratio was also favorably affected by an increase in stockholders' equity from current year earnings.

    Working capital of $113.8 million at June 30, 1995, decreased $29.0 million from December 31, 1994. The decrease was due to changes in several components of working capital. A net $19.9 million increase in current installments on long-term debt, a $23.9 million increase in accounts payable and accrued liabilities and a decrease in cash and short-term investments of $14.5 million were the factors responsible for reducing working capital. These items were partially offset by increases in receivables and inventories and by the repayment of $12.9 million of current notes payable.

    Capital expenditures totaled $63.4 million for the first six months of 1995. Of this amount, the company spent $16.6 million in the wood products segment, which included expenditures for the installation of pollution control equipment at the company's three oriented strand board plants in Minnesota. The company spent $31.2 million in the printing papers segment, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota and for the rebuild of a paper machine in Brainerd, Minnesota. Spending in the other pulp-based products segment totaled $15.5 million. A significant portion of this total related to the continued development of the hybrid poplar tree farm in Boardman, Oregon.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 8 of this Form 10-Q.
- ----------------------------------------------------------------------
Segment Information                             (Dollars in thousands)
- ----------------------------------------------------------------------
                                 Second Quarter         Six Months
                                 1995      1994       1995      1994
- ----------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board      $ 45,364  $ 51,974   $ 97,870  $107,985
    Lumber                       45,798    48,277     89,459   102,192
    Plywood                      19,066    16,874     37,950    34,863
    Particleboard                 3,683     5,069      8,432     9,239
    Other                         7,230     7,572     15,822    16,659
- ----------------------------------------------------------------------
                                121,141   129,766    249,533   270,938
- ----------------------------------------------------------------------
  Printing papers               112,289    91,148    220,789   193,264
- ----------------------------------------------------------------------
  Other pulp-based products
    Pulp                          7,831     1,383     11,519     1,474
    Paperboard                  114,078    83,571    219,109   163,023
    Tissue                       41,904    39,252     90,901    81,703
- ----------------------------------------------------------------------
                                163,813   124,206    321,529   246,200
- ----------------------------------------------------------------------

Total net sales                $397,243  $345,120   $791,851  $710,402
======================================================================

Operating Income
  Wood products                $ 22,371  $ 35,891   $ 54,226  $ 82,334
  Printing papers                15,149     6,787     32,790    15,246
  Other pulp-based products      19,508   (15,802)    27,932   (44,315)
- ----------------------------------------------------------------------
                                 57,028    26,876    114,948    53,265
Corporate                       (18,474)  (17,114)   (38,437)  (34,932)
- ----------------------------------------------------------------------
Earnings before taxes
  on income                    $ 38,554  $  9,762   $ 76,511  $ 18,333
======================================================================

                                       -6-

    The company reported improved earnings for the second quarter of 1995 due to improved results for its pulp-based businesses. Net earnings for the second quarter were $23.9 million, up from $6.1 million for the second quarter of 1994. Earnings per common share were $.81, compared with $.21 reported for the second quarter of 1994. Net sales were $397.2 million, compared with $345.1 million in 1994's second quarter.

    For the first half of 1995, net earnings were $47.4 million, or $1.62 per common share. Net earnings for the first half of 1994 were $17.6 million, or $.60 per common share, before a one-time, pre-tax charge of $10.0 million for early retirement programs in Idaho. Including the charge, 1994 first half earnings were $11.4 million, or $.39 per share. Net sales for the first half of 1995 were $791.9 million, compared with $710.4 million for 1994's first half.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $65.2 million for the first half of 1995, a 6 percent decline from the $69.4 million reported in 1994's first half. In the first half of 1994, the company had $6.0 million of additional depreciation related to the write-off of obsolete equipment.

    The wood products segment reported earnings of $22.4 million for the second quarter of 1995, down from 1994's $35.9 million. Earnings declined primarily because net sales realizations were lower for most of the company's lumber and panel products as a result of decreased demand and additional lumber imports from Canada. However, some improvement in wood products markets was noted at the end of the quarter.

    The printing papers segment second quarter earnings increased to $15.1 million from the $6.8 million reported a year ago. Higher net sales realizations and shipments were the driving forces behind the improvement. The division also benefited from improved production at its two coated paper facilities. Higher pulp costs, however, partially offset these positive factors.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported second quarter earnings of $19.5 million, versus a loss of $15.8 million last year. Strong markets continued for pulp and paperboard products, resulting in higher net sales realizations and an increase in pulp shipments. Also, the company's pulp and paperboard mills in Arkansas and Idaho operated at improved levels compared with the second quarter of 1994. Sales realizations for tissue products improved during the quarter, as markets strengthened.

    "Other income (expense), net" for the period ended June 30, 1994, included the aforementioned pre-tax charge of $10.0 million for early retirement programs in Idaho.

                          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                  Changes in Statements of Earnings
                                       (Dollars in thousands)



                                         Quarter Ended June 30           Six Months Ended June 30
                                     ----------------------------     -----------------------------
                                                        Increase                          Increase
                                     1995      1994    (Decrease)     1995       1994    (Decrease)
                                     ----      ----    ----------     ----       ----    ----------
Net sales                          $397,243  $345,120     15%       $791,851   $710,402      11%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     32,491    34,387     (6%)        65,198     69,410      (6%)
  Materials, labor and other
    operating expenses              292,804   270,982      8%        581,733    551,333       6%
  Selling, general and
    administrative expenses          22,207    20,915      6%         45,401     40,429      12%
Earnings from operations             49,741    18,836    164%         99,519     49,230     102%
Interest expense                    (11,885)  (12,562)    (5%)       (24,489)   (25,305)     (3%)
Interest and dividend income            269        85    216%            330        224      47%
Other income (expense), net             429     3,403       *          1,151     (5,816)       *
Provision for taxes on income        14,650     3,710    295%         29,074      6,967     317%
Net earnings                         23,904     6,052    295%         47,437     11,366     317%

* Not a meaningful figure.

                                       -8-

                                PART II


ITEM 4. Submission of Matters to a Vote of Security Holders

    At the annual meeting of stockholders of the company held on May 18, 1995, the company's stockholders voted in favor of the election of five directors to the company's Board of Directors and the ratification of KPMG Peat Marwick LLP as the company's independent auditors for 1995. There were 61,152,061 votes represented which equaled 86.8 percent of the total outstanding votes of 70,418,963. The number of votes for, against or withheld, as well as the number of abstentions, as applicable, as to each matter approved at the annual meeting of stockholders were as follows:

Proposal No. 1                      For          Withheld
  Election of 5 Directors

    Richard A. Clarke            60,971,235       180,826
    Allen F. Jacobson            60,906,345       245,716
    George F. Jewett, Jr.        60,985,887       166,174
    Vivian W. Piasecki           60,967,354       184,707
    Robert G. Schwartz           60,947,220       204,841

Proposal No. 2                      For           Against     Abstain
  Ratification of Selection
  of Independent Auditors        60,725,709       135,980     290,372

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 11 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended June 30, 1995.

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



Date:  August 2, 1995

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Exhibit Index



Exhibit


                                PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.


 (27)       Financial Data Schedule