Form 10-Q
period 1995-09-30
POTLATCH CORP
filed 1995-11-02
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549

                                    Form 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For Quarter Ended  September 30, 1995   Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of September 30, 1995: 29,109,206 shares of Common Stock, par value $1 per share.

                POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                                   Page Number

    ITEM 1. Financial Statements

       Statements of Earnings for the quarter and nine
       months ended September 30, 1995 and 1994                           2

       Condensed Balance Sheets at September 30, 1995
       and December 31, 1994                                              3

       Condensed Statements of Cash Flows for the nine
       months ended September 30, 1995 and 1994                           4

       Notes to Financial Statements                                  5 - 6

    ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             6 - 9


PART II.  OTHER INFORMATION

    ITEM 6. Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                               11


EXHIBIT INDEX                                                            12

                                      PART I

ITEM 1.  Financial Statements


Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
------------------------------------------------------------------------------
                                        Quarter Ended        Nine Months Ended
                                         September 30           September 30
                                        1995      1994        1995        1994
------------------------------------------------------------------------------
Net sales                           $411,186  $373,324  $1,203,037  $1,083,726
------------------------------------------------------------------------------
Costs and expenses:
    Depreciation, amortization and
       cost of fee timber harvested   35,598    35,016     100,796     104,426
    Materials, labor and other
       operating expenses            293,432   287,014     875,165     838,347
    Selling, general and
    administrative expenses           21,826    22,488      67,227      62,917
------------------------------------------------------------------------------
                                     350,856   344,518   1,043,188   1,005,690
------------------------------------------------------------------------------
      Earnings from operations        60,330    28,806     159,849      78,036

Interest expense                     (11,714)  (12,862)    (36,203)    (38,167)

Interest and dividend income             721        54       1,051         278

Other income (expense), net              849     1,040       2,000      (4,776)*
------------------------------------------------------------------------------
      Earnings before taxes
              on income               50,186    17,038     126,697      35,371

Provision for taxes
  on income (Note 2)                  18,437     6,297      47,511      13,264
------------------------------------------------------------------------------
Net earnings                        $ 31,749  $ 10,741  $   79,186  $   22,107
==============================================================================

Net earnings per
    common share (Note 3)              $1.09     $ .37       $2.71       $ .76
Dividends per common share
    (annual rate)                       1.60      1.56        1.60        1.56
Average shares outstanding
  (in thousands)                      29,147    29,220      29,198      29,215
------------------------------------------------------------------------------

*Includes pre-tax charges for early retirement programs of $10.0 million or $.21 per share after tax in the first quarter of 1994.

The accompanying notes are an integral part of these financial statements.

                                       -2-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1995 amounts unaudited (Dollars in thousands - except per-share amounts)

------------------------------------------------------------------------------
                                               September 30,      December 31,
                                                        1995              1994
------------------------------------------------------------------------------
Assets
  Current assets:
     Cash                                         $    7,811        $    9,018
     Short-term investments                           34,791            46,789
     Receivables, net                                146,487           137,418
     Inventories (Note 4)                            182,911           152,236
     Prepaid expenses                                 25,219            25,857
------------------------------------------------------------------------------
       Total current assets                          397,219           371,318
  Land, other than timberlands                         9,089             9,089
  Plant and equipment, at cost less
     accumulated depreciation                      1,332,573         1,313,939
  Timber, timberlands and related
     logging facilities                              352,961           346,199
  Other assets                                        68,313            40,684
------------------------------------------------------------------------------
                                                  $2,160,155        $2,081,229
==============================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                 $        -        $   12,881
    Current installments on long-term debt            38,636            18,831
    Accounts payable and accrued liabilities         233,724           196,878
------------------------------------------------------------------------------
      Total current liabilities                      272,360           228,590
  Long-term debt                                     601,344           633,473
  Other long-term obligations                        156,329           147,877
  Deferred taxes                                     170,071           151,082
  Put options (Note 5)                                12,359                 -
  Stockholders' equity                               947,692           920,207
------------------------------------------------------------------------------
                                                  $2,160,155        $2,081,229
==============================================================================

Stockholders' equity per common share                 $32.56            $31.49
Working capital                                     $124,859          $142,728
Current ratio                                          1.5:1             1.6:1
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                       -3-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
------------------------------------------------------------------------------
                                                          Nine Months Ended
                                                             September 30
                                                        1995              1994
------------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                     $  79,186          $ 22,107
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                           100,796           104,426
    Deferred taxes                                    18,989             3,979
    Working capital changes                          (10,165)            2,647
    Other, net                                          (943)           (1,703)
------------------------------------------------------------------------------
    Net cash provided by operations                  187,863           131,456
------------------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                            7,905             6,492
  Decrease in notes payable                          (12,881)                -
  Proceeds from long-term debt                        25,000                 -
  Repayment of long-term debt                        (37,323)          (46,376)
  Issuance of treasury stock                             135               514
  Purchase of treasury stock                          (5,035)                -
  Dividends                                          (35,037)          (34,180)
------------------------------------------------------------------------------
    Net cash used for financing                      (57,236)          (73,550)
------------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                   9,015            15,479
  Decrease (increase) in investments
    of unexpended revenue bond funds                 (23,266)              537
  Additions to plant and properties                 (113,975)          (77,150)
  Disposition of plant and properties                  2,487             3,339
  Other, net                                          (6,095)            1,285
------------------------------------------------------------------------------
    Net cash used for investing                     (131,834)          (56,510)
------------------------------------------------------------------------------
Increase (decrease) in cash                           (1,207)            1,396
Balance at beginning of period                         9,018             6,813
------------------------------------------------------------------------------
Balance at end of period                           $   7,811          $  8,209
==============================================================================

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 1995 and 1994 were $27.2 million and $28.9 million, respectively. Net income tax payments for the nine months ended September 30, 1995 and 1994 were $29.1 million and $12.8 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                       -4-

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
________________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 1995 and December 31, 1994, and the statements of earnings for the quarter and nine months ended September 30, 1995 and 1994, and the condensed statements of cash flows for the nine months ended September 30, 1995 and 1994, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAX - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 37.5 percent for 1995 and 1994. The third quarter provision for 1995 and 1994 reflects the adjustment of the tax rate to 37.5 percent from 38 percent used for the first half of each year.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                          September 30, 1995    December 31, 1994
                          ------------------    -----------------
     Raw materials             $101,024              $ 87,836
     Work in process              7,882                 5,002
     Finished goods              74,005                59,398
                               --------              --------
                               $182,911              $152,236
                               ========              ========

NOTE 5. PUT OPTIONS - In December 1994, the company announced a stock repurchase program which authorizes the company to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The purchases of such shares are planned to be accomplished while also maintaining the company's targeted financial structure. As of September 30, 1995, the company had purchased 121,600 shares under the plan.

    In conjunction with the repurchase plan, the company had issued put options on 300,000 shares of its stock through September 30, 1995. The put options give the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $40.56 to $41.50 per share on specific dates in 1995 and 1996. The $12.4 million related to the company's potential obligation to buy back the 300,000 shares was classified as put options in the Balance Sheets and the related offset was recorded in common shares in treasury under stockholders' equity, net of $.5 million of premiums received from the issuance of the put options.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Liquidity and Capital Funding

    Net cash provided by operations for the first nine months of 1995, as presented in the Condensed Statements of Cash Flows on page 4, totaled $187.9 million, compared with $131.5 million for the same period in 1994.

    The company's ratio of long-term debt to stockholders' equity was .63 to 1 at September 30, 1995, compared with .69 to 1 at December 31,
1994. The decrease in the ratio was largely due to the reduction in long-term debt of $57.1 million through September 30, 1995, partially offset by the issuance of $25.0 million of revenue bonds in August. The ratio was also favorably affected by an increase in stockholder's equity from current year earnings.

    Working capital of $124.9 million at September 30, 1995, decreased $17.9 million from December 31, 1994. The decrease was due to changes in several components of working capital. A net $19.8 million increase in current installments on long-term debt, a $36.8 million increase in accounts payable and accrued liabilities and a decrease in cash and short-term investments of $13.2 million were the factors responsible for reducing working capital. These items were partially offset by increases in receivables and inventories of $9.1 million and $30.7 million, respectively, and by the repayment of $12.9 million of current notes payable.

    Capital expenditures totaled $114.0 million for the first nine months of 1995. Of this amount, the company spent $29.8 million in the wood products segment, which included expenditures for the installation of pollution control equipment at the company's three oriented strand board plants in Minnesota. The company spent $57.6 million in the printing papers segment, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota, and the rebuild of a paper machine in Brainerd, Minnesota. Spending in the other pulp-based products segment totaled $26.5 million. A significant portion of this total related to the continued development of the hybrid poplar tree farm in Boardman, Oregon.

                            Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 9 of this Form 10-Q.
------------------------------------------------------------------------------

Segment Information                                     (Dollars in thousands)
------------------------------------------------------------------------------
                                      Third Quarter             Nine Months
                                     1995       1994         1995         1994
------------------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board        $ 53,297   $ 57,696   $  151,167   $  165,681
    Lumber                         44,957     46,871      134,416      149,063
    Plywood                        18,343     17,638       56,293       52,501
    Particleboard                   3,171      3,763       11,603       13,002
    Other                          12,414     14,894       28,236       31,553
------------------------------------------------------------------------------
                                  132,182    140,862      381,715      411,800
------------------------------------------------------------------------------
  Printing papers                 113,791    102,469      334,580      295,733
------------------------------------------------------------------------------
  Other pulp-based products
    Pulp                            6,431      4,846       17,950        6,320
    Paperboard                    108,412     80,967      327,521      243,990
    Tissue                         50,370     44,180      141,271      125,883
------------------------------------------------------------------------------
                                  165,213    129,993      486,742      376,193
------------------------------------------------------------------------------
Total net sales                  $411,186   $373,324   $1,203,037   $1,083,726
==============================================================================

Operating Income
  Wood products                  $ 30,824   $ 36,439   $   85,050   $  118,773
  Printing papers                  13,468      8,485       46,258       23,731
  Other pulp-based products        23,094     (8,823)      51,026      (53,138)
------------------------------------------------------------------------------
                                   67,386     36,101      182,334       89,366
Corporate                         (17,200)   (19,063)     (55,637)     (53,995)
------------------------------------------------------------------------------
Earnings before taxes on
  on income                      $ 50,186   $ 17,038   $  126,697   $   35,371
==============================================================================

    The company reported significantly improved results for the third quarter of 1995 as its pulp-based businesses continued to benefit from positive market conditions for their products. Net earnings for the third quarter were $31.7 million, versus $10.7 million for 1994's third quarter. Earnings per common share were $1.09, compared with $.37 per common share in the third quarter of 1994. Net sales were $411.2 million for the quarter, up from 1994's $373.3 million.

    Net earnings for the first nine months of 1995 were $79.2 million, or $2.71 per common share. Net earnings for the first nine months of 1994 were $28.3 million, or $.97 per common share, before a one-time, pre-tax charge of $10.0 million for early retirement programs in Idaho. Including the charge, 1994 nine months earnings were $22.1 million or $.76 per common share. Net sales for the first nine months of 1995 were $1.20 billion, up 11 percent from $1.08 billion in 1994.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $100.8 million for the first nine months of 1995, compared with $104.4 million reported in 1994's first nine months. During the first nine months of 1994, the company had $6.0 million of additional depreciation related to the write-off of obsolete equipment.

    The wood products segment reported earnings of $30.8 million for the third quarter of 1995, down from $36.4 million earned in 1994's third quarter. Lower net sales realizations for most of the company's lumber and panel products were largely responsible for the decline. Wood products markets were soft as the quarter began but improved throughout the quarter.

    The printing papers segment earned $13.5 million during the quarter, up from $8.5 million in the third quarter of 1994. Strong operating results at the company's two coated paper facilities led to increased production, which positively affected earnings. The improvement was also the result of higher net sales realizations for coated papers, which more than offset higher pulp costs.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported third quarter 1995 earnings of $23.1 million, versus a loss of $8.8 million a year ago. Net sales realizations were higher for paperboard, tissue and especially pulp, compared with the third quarter of 1994. The company's pulp and paperboard mill in Arkansas operated very well during the quarter. However, the annual maintenance shutdown taken in September at the company's pulp and paperboard mill in Idaho was longer than anticipated. During the shutdown some additional structural problems with the pulp mill washers were discovered. Repairs to be made during the fourth quarter are estimated to result in reduced production of about 10,000 to 12,000 tons. The company is currently finalizing plans to replace the washers.

    "Other income (expense), net" for the period ended September 30, 1994, included the aforementioned pre-tax charge of $10.0 million for early retirement programs in Idaho.

                     POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             Changes in Statements of Earnings
                                  (Dollars in thousands)



                                       Quarter Ended September 30           Nine Months Ended September 30
                                       --------------------------           ------------------------------
                                                          Increase                                Increase
                                       1995       1994   (Decrease)          1995         1994   (Decrease)
                                       ----       ----   ----------          ----         ----   ----------
Net sales                          $411,186   $373,324        10%      $1,203,037   $1,083,726        11%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     35,598     35,016         2%         100,796      104,426        (3%)
  Materials, labor and other
    operating expenses              293,432    287,014         2%         875,165      838,347         4%
  Selling, general and
    administrative expenses          21,826     22,488        (3%)         67,227       62,917         7%
Earnings from operations             60,330     28,806       109%         159,849       78,036       105%
Interest expense                    (11,714)   (12,862)       (9%)        (36,203)     (38,167)       (5%)
Interest and dividend income            721         54     1,235%           1,051          278       278%
Other income (expense), net             849      1,040         *            2,000       (4,776)        *
Provision for taxes on income        18,437      6,297       193%          47,511       13,264       258%
Net earnings                         31,749     10,741       196%          79,186       22,107       258%

*Not a meaningful figure.

                                     PART II

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

       The exhibit index is located on page 12 of this Form 10-Q.

Reports on Form 8-K

       No reports on Form 8-K were filed for the three months ended September 30, 1995.

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



Date: November 2, 1995

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  Exhibit Index



Exhibit


                                     PART II

    (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.