Form 10-K405
period 1995-12-31
POTLATCH CORP
filed 1996-03-26
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                      Commission File
December 31, 1995                                              Number 1-5313
                                    POTLATCH

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1996, was approximately $1,060 million.

The number of shares of common stock outstanding as of January 31, 1996:
28,939,006 shares of Common Stock, par value of $1 per share.

                                     Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1996 annual meeting of stock-holders are incorporated by reference in Part III hereof.

                  POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Index to 1995 Form 10-K


                                                                         Page
                                                                        Number

PART I
  ITEM  1.    Business                                                  2 - 4
  ITEM  2.    Properties                                                    5
  ITEM  3.    Legal Proceedings                                             6
  ITEM  4.    Submission of Matters to a Vote of Security Holders           6
  Executive Officers of the Registrant                                      7


PART II
  ITEM  5.    Market for Registrant's Common Equity and
                    Related Stockholder Matters                             8
  ITEM  6.    Selected Financial Data                                       8
  ITEM  7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     8
  ITEM  8.    Financial Statements and Supplementary Data                   8
  ITEM  9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                     9


PART III
  ITEM  10.   Directors and Executive Officers of the
                    Registrant                                              9
  ITEM  11.   Executive Compensation                                        9
  ITEM  12.   Security Ownership of Certain Beneficial
                    Owners and Management                                   9
  ITEM  13.   Certain Relationships and Related Transactions                9


PART IV
  ITEM  14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                     9


SIGNATURES                                                                 10


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                   11


EXHIBIT INDEX                                                         39 - 41

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

    Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the company's industry segments for 1993-1995 is included in Note 13 to the financial statements on pages 33-34 of this report.

Fiber Resources

    The principal source of raw material used in the company's operations is timber obtained from its own timberlands and purchased on the open market.
The company owns in fee approximately 1.5 million acres of timberland: 497,000 acres in Arkansas, 681,000 acres in Idaho and 351,000 acres in Minnesota. In addition, the company owns and is developing 22,000 acres in Oregon as a hybrid poplar plantation for pulp fiber.

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

    The company's fee lands provided approximately 72 percent of its sawlogs and plywood logs in 1995 and an average of 63 percent over the past five years. Including the raw materials used for pulp, oriented strand board and particleboard the percentages were 40 percent for 1995 and 38 percent for the past five years.

    Additional logs were purchased under cutting contracts from federal, state and local governments and from private landowners. Such cutting contracts cover areas of varying size and generally have terms ranging from a few months to several years. The company enters into many such contracts each year.
At December 31, 1995, the company estimated its total commitment under such contracts was $74.1 million. The market value of uncut timber remaining under timber cutting contracts approximated $59.7 million at December 31, 1995. Depending on the market value of timber at time of harvest, the difference between the current market value and the commitment amount at December 31, 1995, may or may not result in an economic disadvantage for the company.

    At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed largely due to environmental pressures that are expected to continue into the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has had an adverse effect on wood costs. The long-term effect of this trend on company earnings cannot be predicted. However, the company has implemented plans to develop additional chip fiber supplies, primarily hybrid poplar, for the Lewiston, Idaho, pulp mill and by the year 2000 expects to provide approximately 70 percent of chip fiber requirements for this mill from resources it owns, compared with approximately 30 percent for 1995.

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

    The forest products industry is highly competitive, and the company competes with substantially larger forest products companies and companies which manufacture substitutes for wood and wood fiber products. For lumber, plywood and particleboard, the company's share of the market is not significant to the total U. S. market for these products. However, the company does have a significant market share of oriented strand board, which is a product that competes with plywood. The company's principal methods of competing are product quality, service and price.

Printing Papers

    The company produces coated free sheet printing papers at two facilities in Minnesota. A description of these facilities is included under Item 2 of this report.

    Pulp for these paper mills is supplied primarily by the company's bleached kraft pulp mill in Minnesota and secondarily by purchases of market pulp, including recycled pulp. Coated papers are used primarily for annual reports, showroom catalogs, art reproductions and high quality advertising.

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

    The company is a major producer of bleached kraft paperboard in the United States. Bleached kraft paperboard manufactured by the company is used primarily for the packaging of milk and other foods, pharmaceuticals and toiletries, and for paper cups and paper plates. The company does not consider itself among the larger national manufacturers of any of its other pulp-based products. However, the company is the leading west coast producer of private label household tissue products. The company's principal methods of competing are product quality, service and price.

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

Environment

    Information regarding environmental matters is included under Item 3 - Legal Proceedings on page 6 and Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 of this report.

Employees

    As of December 31, 1995, the company had approximately 6,600 employees. Labor contracts expiring in 1996 are as follows:

                                                                Approximate
 Contract                                                        Number of
Expiration                                                         Hourly
   Date          Location                   Union                Employees
June 1         Wood Products             International                670
               Western Division          Woodworkers of
               Lewiston, Idaho           America

June 30        Nursery                   United Paperworkers           20
               Lewiston, Idaho           International Union

September 1    Idaho Pulp & Paperboard   United Paperworkers        1,240
               and Consumer Products     International Union
               Lewiston, Idaho           & International
                                         Brotherhood of
                                         Electrical Workers

ITEM 2.  Properties

    The principal manufacturing facilities of the company, together with their respective 1995 capacities and production are as follows:

                                          Capacity             Production
Wood Products
   Oriented Strand Board Plants: (A)
     Bemidji, Minnesota                 500,000 m.sq.ft.     489,734 m.sq.ft.
     Cook, Minnesota                    240,000 m.sq.ft.     231,163 m.sq.ft.
     Grand Rapids, Minnesota            350,000 m.sq.ft.     341,952 m.sq.ft.

   Sawmills:
     Prescott, Arkansas                  63,000 m.bd.ft.      62,747 m.bd.ft.
     Warren, Arkansas (B)               120,000 m.bd.ft.     106,347 m.bd.ft.
     Lewiston, Idaho                    140,000 m.bd.ft.     112,562 m.bd.ft.
     St. Maries, Idaho                   82,000 m.bd.ft.      78,843 m.bd.ft.
     Bemidji, Minnesota                  80,000 m.bd.ft.      80,340 m.bd.ft.

   Plywood Plants: (A)
     Jaype, Idaho                       155,000 m.sq.ft.     138,584 m.sq.ft.
     St. Maries, Idaho                  158,000 m.sq.ft.     150,197 m.sq.ft.

   Particleboard Plant: (C)
     Post Falls, Idaho                   70,000 m.sq.ft.      66,777 m.sq.ft.


Printing Papers
   Pulp Mill:
     Cloquet, Minnesota                 194,000 tons         194,314 tons

   Printing Paper Mills:
     Brainerd, Minnesota                140,000 tons         142,470 tons
     Cloquet, Minnesota                 200,000 tons         201,645 tons

Other Pulp-Based Products
   Pulp Mills:
     Cypress Bend, Arkansas             250,000 tons         250,217 tons
     Lewiston, Idaho                    450,000 tons         428,294 tons

   Bleached Paperboard Mills:
     Cypress Bend, Arkansas             270,000 tons         270,578 tons
     Lewiston, Idaho                    340,000 tons         311,864 tons

   Tissue Mill:
     Lewiston, Idaho                    150,000 tons         143,683 tons

   Tissue Converting Facilities:
     Lewiston, Idaho                    108,000 tons          93,060 tons
     North Las Vegas, Nevada             28,000 tons          27,623 tons

(A) 3/8" Basis
(B) There are two sawmills in Warren.
(C) 3/4" Basis

ITEM 3.  Legal Proceedings

    In August 1993, the company received a Notice of Violation ("NOV") from the
U. S. Environmental Protection Agency ("EPA"). The NOV alleged that construction of the company's three oriented strand board plants in Minnesota commenced prior to obtaining proper permits and that particulate emissions from the dryers at one plant exceeded applicable limits. The Minnesota Pollution Control Agency ("MPCA") had previously issued NOVs to the company which set forth the same allegations. In early January 1994, the company entered into an agreement with the MPCA which resolved the alleged violations under its NOVs by agreeing to install additional pollution control equipment at all three plants and pay a civil penalty of $300,000. The agreement did not resolve the EPA allegations. In January 1995, the EPA informed the company that it referred the matter to the United States Department of Justice to commence a civil enforcement action against the company. As of December
31, 1995, no such action had been filed against the company. The company believes that it has legal and equitable defenses to the alleged violations.

    In December 1995, the company paid a civil penalty of $400,000 in settlement of an NOV issued by the Idaho Department of Health and Welfare ("IDHW") in June 1994, alleging 41 violations of State of Idaho environmental laws relating to air quality at the company's facilities in Lewiston, Idaho. The settlement also resolved all alleged violations of Federal New Source Performance Standards which were set forth in a list submitted by the IDHW.

    In December 1995, the company filed a complaint against Beloit Corporation in the District Court of the State of Idaho, Nez Perce County: Second District. The complaint alleges that a pulp washer system supplied by Beloit Corporation and installed at the company's pulp mill in Lewiston, Idaho, has experienced massive defects and deficiencies and has failed to meet contract performance requirements and criteria. The company is seeking in this action recovery of damages in an amount in excess of $130 million.


ITEM 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

Executive Officers of the Registrant

    Information as of March 1, 1996, and for the past five years concerning the executive officers of the company is as follows:

    John M. Richards (age 58), first elected an officer in 1972, has served as Chairman of the Board and Chief Executive Officer since May 1994. Prior to May 1994 he was President and Chief Operating Officer. He was elected a director of the company effective January 1991. He is a member of the Finance Committee of the Board of Directors.

    L. Pendleton Siegel (age 53), first elected an officer in 1983, has served as President and Chief Operating Officer since May 1994. From August 1993 to May 1994, he was Executive Vice President, Pulp-Based Operations and Planning. From March 1992 through July 1993, he was Group Vice President, Pulp and Paperboard. Prior to March 1992, he was Group Vice President, Wood Products. In addition, from October 1990 through May 1994, he was also responsible for planning and business development.

    Robert V. Hershey (age 63), first elected an officer in 1993, has served as Vice President, Northwest Paper Division since August 1993. From June 1991 through July 1993, he was an appointed officer serving as Vice President, Manufacturing, Northwest Paper Division. Prior to that he served as Vice President, Manufacturing, for the Northwest Paper Division's Cloquet plant.

    Richard L. Paulson (age 54), first elected an officer in 1992, has served as Vice President, Consumer Products since January 1993. Prior to that he was an appointed officer serving as Vice President, Manufacturing, for the Northwest Paper Division's Brainerd plant.

    George E. Pfautsch (age 60), first elected an officer in 1971, is Senior Vice President, Finance and Chief Financial Officer. From January 1993 through May 1994, he also served as Treasurer.

    Charles R. Pottenger (age 56), first elected an officer in 1991, has served as Group Vice President, Pulp and Paperboard since August 1993. Prior to that, he was Vice President, Northwest Paper Division.

    Thomas J. Smrekar (age 53), first elected an officer in 1992, has served as Group Vice President, Wood Products since March 1992. Prior to March 1992, he was an appointed officer serving as Minnesota Wood Products Division Vice President.

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

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

    The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                             1995                              1994
Quarter              High             Low              High             Low
   1st              $44.00          $37.13            $49.50          $40.50
   2nd               44.00           41.25             42.25           38.00
   3rd               44.13           39.50             44.25           38.00
   4th               42.25           38.63             41.38           35.50
   Year              44.13           37.13             49.50           35.50

    In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 3,300 common stockholders of record at December 31, 1995.

Quarterly dividend payments per common share for the past two years were:

Quarter                      1995              1994
    1st                     $ .40             $ .39
    2nd                       .40               .39
    3rd                       .40               .39
    4th                       .415              .40
                            ------            -----
                            $1.615            $1.57
                            ======            =====

ITEMS 6, 7 and 8.

    The information called for by Items 6, 7 and 8, inclusive, of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

                                                              Page
                                                             Number

   ITEM 6      Selected Financial Data                          12

   ITEM 7      Management's Discussion
               and Analysis of Financial
               Condition and Results of
               Operations                                  12 - 17

   ITEM 8      Financial Statements and
               Supplementary Data                          18 - 38

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

    Information regarding the directors of the company is set forth under the heading "Information with Respect to Nominees for Election and Directors Continuing in Office" on pages 3-5 of the company's definitive proxy statement, dated March 27, 1996, for the 1996 annual meeting of stockholders (the "1996 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4.

ITEM 11.  Executive Compensation

    Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 9-19 of the 1996 Proxy Statement, is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    Information regarding security ownership of management, included under the heading "Stock Ownership of Directors and Executive Officers" on pages 7-8 of the 1996 Proxy Statement, is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

    Information set forth under the heading "Certain Transactions" on page 19 of the 1996 Proxy Statement, is incorporated herein by reference.


                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Exhibits are listed in the Exhibit Index on pages 39-41 of this Form 10-K.

2. Financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 11 of this Form 10-K.

3. The company filed a current report on Form 8-K under Item 5, Other Events dated December 8, 1995, which reported the filing of a lawsuit against Beloit Corporation.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        POTLATCH CORPORATION
                                                            (Registrant)

Date: March 26, 1996                                By  John M. Richards
                                                        ---------------------
                                                        John M. Richards
                                                        Chairman of the Board
                                                        and Chief Executive
                                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996, by the following persons on behalf of the company in the capacities indicated.

By   John M. Richards
     -----------------------------
     John M. Richards                               RICHARD A. CLARKE*
     Director and Chairman of                       Director
     the Board and Chief                            KENNETH T. DERR*
     Executive Officer                              Director
     (Principal Executive Officer)                  ALLEN F. JACOBSON*
                                                    Director
By   L. Pendleton Siegel                            GEORGE F. JEWETT, JR.*
     -----------------------------                  Director
     L. Pendleton Siegel                            RICHARD B. MADDEN*
     President and Chief                            Director
     Operating Officer                              RICHARD M. MORROW*
     (Principal Operating Officer)                  Director
                                                    VIVIAN W. PIASECKI*
By   George E. Pfautsch                             Director
     -----------------------------                  TONI REMBE*
     George E. Pfautsch                             Director
     Senior Vice President,                         REUBEN F. RICHARDS*
     Finance and Chief                              Director
     Financial Officer                              RICHARD M. ROSENBERG*
     (Principal Financial Officer)                  Director
                                                    ROBERT G. SCHWARTZ*
By   Terry L. Carter                                Director
     -----------------------------                  CHARLES R. WEAVER*
     Terry L. Carter                                Director
     Controller                                     FREDERICK T. WEYERHAEUSER*
     (Principal Accounting Officer)                 Director
                                                    DR. WILLIAM T. WEYERHAEUSER*
                                                    Director


                                                   *By Betty R. Fleshman
                                                       ------------------
                                                       Betty R. Fleshman
                                                       (Attorney-in-fact)

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules


                                                                         Page
                                                                        Number

The following documents are filed as part of this Report:

Consolidated Financial Statements:

   Selected Financial Data                                                 12

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   12 - 17

   Statements of Earnings for the years ended December 31,
      1995, 1994 and 1993                                                  18

   Balance Sheets at December 31, 1995 and 1994                            19

   Statements of Cash Flows for the years ended December 31,
      1995, 1994 and 1993                                                  20

   Statements of Stockholders' Equity for the years ended
      December 31, 1995, 1994 and 1993                                     21

   Summary of Principal Accounting Policies                           22 - 23

   Notes to Financial Statements                                      24 - 36

   Independent Auditors' Report                                            37

Schedules:

   II.     Valuation and Qualifying Accounts                               38

              All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

                      Potlatch Corporation and Consolidated Subsidiaries
                                    Selected Financial Data
                       (Dollars in thousands - except per-share amounts)
                                              1995              1994             1993              1992             1991
------------------------------------------------------------------------------------------------------------------------
Net sales                               $1,605,206        $1,471,258       $1,368,854        $1,326,612       $1,236,988
Net earnings:
  Before accounting changes                108,546            48,995           38,339            78,914           55,802
  After accounting changes                 108,546            48,995            6,635            78,914           55,802
Working capital                            128,066           142,728          129,138           153,537          125,190
Current ratio                             1.4 to 1          1.6 to 1         1.7 to 1          1.9 to 1         1.7 to 1

Long-term debt
  (noncurrent portion)                  $  616,132        $  633,473       $  707,131        $  634,209       $  563,014
Stockholders' equity                       962,492           920,207          919,664           955,581          914,750
Debt to stockholders'
  equity ratio                            .64 to 1          .69 to 1         .77 to 1          .66 to 1         .62 to 1

Capital expenditures                    $  170,654        $  104,389       $  201,655        $  179,539       $  267,038
Total assets                             2,265,311         2,081,229        2,085,652         2,015,747        1,908,631

Net earnings per common share:
  Before accounting changes                 $ 3.72             $1.68           $ 1.31            $ 2.71            $1.92
  After accounting changes                    3.72              1.68              .22              2.71             1.92
Cash dividends
  per common share                           1.615              1.57            1.515             1.425             1.34
========================================================================================================================

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

    Liquidity of a company can be measured by several factors. Of major importance are:

        Capability of generating earnings and cash flow
        Maintenance of a sound financial structure
        Access to capital markets
        Maintenance of adequate working capital

    In 1995, the company's net cash provided by operations, excluding working capital changes, as presented in the Statements of Cash Flows on page 20, totaled $273.4 million, compared with $197.9 million in 1994 and $170.7 million in 1993.

    The ratio of long-term debt to stockholders' equity was .64 to 1 at December 31, 1995, compared with .69 to 1 at December 31, 1994, and .77 to 1 at December 31, 1993. Several transactions during the year affected the ratio. In August the company issued $25.0 million of revenue bonds to fund qualifying capital projects in Arkansas. Also during 1995, the company repaid $20.0 million of commercial paper, which was classified as long-term debt at December 31, 1994. In addition, the company reclassified $35.0 million of medium-term notes to current, due to the notes maturing in 1996. The net effect of these transactions, combined with an increase in stockholders' equity, was largely responsible for the favorable comparison to the December 31, 1994 ratio.

    In December 1995 the company issued $100.0 million of corporate debentures, bearing an interest rate of 6.95 percent. The company intends to use the proceeds to redeem $100.0 million of its 9.625 percent sinking fund debentures due 2016. The redemption is scheduled to take place on or after April 15, 1996. The company plans to redeem $85.0 million of the debentures in 1996, with the balance to be redeemed in early 1997. Because the company intends to redeem $85.0 million of the sinking fund debentures in 1996, that portion of the debt was classified as current at December 31, 1995.

    At December 31, 1995, the company had credit lines totaling $150.0 million for general corporate purposes. Of that amount, $50.0 million was in short-term lines and $100.0 million was in a revolving credit and term loan agreement. At December 31, 1995, there were no borrowings by the company under any credit lines.

    One of the company's stated objectives is to maintain a sound financial structure. In that regard, the company believes that debt ratings within investment grade categories are important for long-term access to capital markets. At the end of 1995, the company's senior long-term debt was rated
A- by Standard & Poors and Duff and Phelps, and Baa1 by Moody's. With the company's ability to generate cash flow and its access to capital markets, the company believes it is capable of funding capital expenditures, working capital and other liquidity needs for the foreseeable future.

    At December 31, 1995, working capital was $128.1 million, compared with $142.7 million at December 31, 1994, and $129.1 million at December 31, 1993. The change during 1995 was largely due to increases of $103.2 million in current installments on long-term debt and $30.3 million in accounts payable and accrued liabilities. Partially offsetting these amounts were increases of $55.8 million in short-term investments, $15.0 million in receivables and $38.9 million in inventories.

Capital Resources and Funding

    Capital expenditures totaled $170.7 million in 1995, compared with $104.4 million in 1994 and $201.7 million in 1993.

    In 1995, the company spent $41.8 million in the wood products segment. A significant portion of this amount related to the installation of pollution control equipment at the company's three oriented strand board plants in Minnesota. At the Prescott, Arkansas, sawmill, a modernization of the mill's dry end commenced. The project will remove a bottleneck in the sawmill, improve efficiency and allow significant gains in productivity. Other important projects begun in 1995 include the modernization of the company's two plywood plants in Idaho. The investment will enable the two plants to compete in the higher-realization industrial plywood markets instead of commodity sheathing markets.

    Capital spending in the printing papers segment totaled $90.6 million. The modernization and expansion of the Cloquet, Minnesota, pulp mill continued throughout the year, where major emphasis was on the new fiber line portion of the project. The rebuild of a paper machine at the Brainerd, Minnesota, facility was completed in late 1995. The rebuild will help maintain the machine's dependability and product quality, which is critical in the manufacture of high-line coated papers.

    Spending in the other pulp-based products segment totaled $38.0 million.
A large portion of these expenditures was for the development of the company's hybrid poplar plantation in Boardman, Oregon. The fiber produced by these trees will be used by the Lewiston, Idaho, pulp mill. Harvesting of these
trees is expected to begin in 1999.   Capital additions in this segment also
included expenditures for numerous small projects designed to improve efficiency and product quality.

    Authorized but unexpended appropriations totaled $489.9 million at December 31, 1995. Of that amount, $313.2 million is budgeted to be expended in 1996. Such expenditures will include the continuing modernization and expansion of the Cloquet pulp mill, where work on a recovery boiler and turbine generator are scheduled to begin and work on the fiber line will continue; the continued development of the hybrid poplar plantation in Boardman; the upgrade of the dry end at the Prescott, Arkansas, sawmill; and the modernization of the Idaho plywood plants. The company also plans to begin replacing the washers at its Lewiston pulp mill. As in 1995, the 1996 capital program will be funded primarily from internally generated sources.

    Historically, the company has spent less on capital expenditures than the annual amount budgeted. In 1995, the company spent $54.4 million less than the $225.1 million budgeted. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors. It is likely that the company will again spend less than the budgeted amount in 1996.

    In December 1994, the company announced a stock repurchase program which authorizes the company to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. In conjunction with the program, the company issued put options on 400,000 shares of its stock in 1995. The put options gave the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $40.38 to $41.50 per share on specific dates in 1995, 1996 and 1997. In 1995, 100,000 of the put options became exercisable and as a result the company purchased 100,000 shares of its stock for $4.2 million. Together with 171,600 shares purchased on the open market, the company purchased a total of 271,600 shares under the program in 1995.

Environment

    The company is subject to extensive federal and state environmental control regulations at its operating facilities. The company endeavors to comply with all environmental regulations and monitors its activities on a regular basis for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $20.0 million during 1995 and are budgeted to be $22.0 million in 1996. In addition, the company made expenditures for pollution control facilities as part of major mill modernizations and expansions currently under way.

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

Results of Operations
Comparison of 1995 with 1994

    Potlatch consolidated net sales of $1.61 billion increased 9 percent from 1994's $1.47 billion. Net earnings were $108.5 million, significantly improved when compared with the $49.0 million earned in 1994. Net earnings per common share for 1995 were $3.72 versus $1.68 for 1994. The 1994 amount included a $.21 per share first quarter charge for early retirement programs.

    Market improvements throughout the company's pulp-based businesses in 1995 resulted in increased earnings for this portion of Potlatch's operations, which more than offset lower results for solid wood products. At the end of 1995, most markets for pulp-based products had begun to soften.

    The wood products segment reported operating income of $122.2 million, down from the $160.3 million earned in 1994. Lower net sales realizations for most of the company's lumber and panel products were the primary factor in the decline. Realizations were lower due to decreased demand from the high levels in 1994 and also due to increased imports from Canada. Results for 1995 include a $2.0 million charge related to early retirement programs in Arkansas.

    At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed largely due to environmental pressures that are expected to continue into the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has had an adverse effect on wood costs. The long-term effect of this trend on company earnings cannot be predicted. However, the company has implemented plans to develop additional chip fiber supplies for the Lewiston, Idaho, pulp mill and by the year 2000 expects to provide approximately 70 percent of chip fiber requirements for this mill from resources it owns, compared with approximately 30 percent for 1995.

    Operating income for the printing papers segment was $50.6 million, a 26 percent increase over 1994's $40.2 million. Higher net sales realizations were largely responsible for the increase. Higher pulp costs and slightly lower shipments partially offset the improved results.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported operating income of $70.8 million versus a loss of $53.5 million for 1994. The 1994 results included a first quarter charge for early retirement programs of $10.0 million, which is included in Other income (expense), net, in the Statements of Earnings. Substantially higher net sales realizations for pulp, paperboard and tissue combined with higher shipments were the primary reasons behind the favorable comparison. The Consumer Products Division operated well during 1995. Also, during the first half of 1995, both of the company's pulp and paperboard mills in Lewiston, Idaho, and McGehee, Arkansas, operated at improved levels over 1994. The Arkansas mill continued to operate well during the second half of 1995. However, during the annual maintenance shutdown at the Lewiston mill in September, additional structural problems with the pulp mill washers were discovered. Temporary repairs were made during the fourth quarter. These problems had an adverse effect upon segment earnings. The company will begin replacing the pulp mill washers in 1996. The company anticipates the washers will be replaced with minimal disruption of chip pulp production at the mill. The company has commenced a legal action against the washer manufacturer for reimbursement of the replacement cost as well as other damages.

Comparison of 1994 with 1993

    Potlatch consolidated net sales of $1.47 billion in 1994 increased 7 percent from 1993's $1.37 billion. Net earnings were $49.0 million, compared with $38.3 million before the one-time effects of accounting changes for 1993. Net earnings per common share for 1994 were $1.68, which included a $.21 per share first quarter charge for early retirement programs. Earnings per share for 1993 were $1.31 before the one-time effects of accounting changes.

    Market improvements in most of the company's pulp-based businesses, along with continued favorable market conditions for wood products, resulted in higher earnings for 1994. The operating difficulties experienced by the Lewiston, Idaho, pulp and paperboard mill in 1993 were reduced in 1994, but some problems continued with the pulp mill washers.

    The wood products segment reported operating income of $160.3 million, approximately equal to the $160.2 million earned in 1993. Higher net sales realizations for the company's lumber and panel products were offset by startup costs of the new sawmill in Warren, Arkansas, and costs associated with the installation of new log processing equipment at the Lewiston, Idaho, sawmill.

    Operating income for the printing papers segment was $40.2 million, a substantial improvement over 1993's $15.8 million. Higher shipments and net sales realizations, resulting from a strengthening marketplace, along with production improvements at the segment's facilities, were largely responsible for the increase. An improved product mix also contributed to the positive results.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported a loss of $53.5 million versus a loss of $40.9 million for 1993. The 1994 results included the first quarter charge for early retirement programs of $10.0 million. Higher paperboard shipments for the Pulp and Paperboard Group were partially offset by lower paperboard net sales realizations and costs associated with operating problems during the year. Sales of market pulp, which had been curtailed since late 1993, resumed during the second quarter of 1994. The Consumer Products Division increased product shipments 10 percent in 1994, but higher pulp costs and a very competitive tissue market more than offset this improvement.

Income Taxes

    The company's effective tax rates for 1995, 1994 and 1993 were 36.5 percent, 35.5 percent and 41.0 percent, respectively.

                                     Potlatch Corporation and Consolidated Subsidiaries
                                                   Statements of Earnings
                                      (Dollars in thousands - except per-share amounts)

For the years ended December 31                                              1995                1994             1993
----------------------------------------------------------------------------------------------------------------------
Net sales                                                              $1,605,206          $1,471,258       $1,368,854
----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                                                  137,031             138,251          123,544
  Materials, labor and other operating
    expenses                                                            1,158,002           1,121,491        1,064,260
  Selling, general and administrative
    expenses                                                               90,569              82,799           83,958
----------------------------------------------------------------------------------------------------------------------
                                                                        1,385,602           1,342,541        1,271,762
----------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                  219,604             128,717           97,092

Interest expense, net of capitalized
  interest of $4,083 ($2,799 in 1994 and
  $6,384 in 1993)                                                         (47,976)            (51,137)         (46,230)
Interest and dividend income                                                2,019                 348            1,352
Other income (expense), net (Note 14)                                      (2,708)             (1,967)          12,790
----------------------------------------------------------------------------------------------------------------------
Earnings before taxes on income and cumulative
  effect of accounting changes                                            170,939              75,961           65,004

Provision for taxes on income (Note 4)                                     62,393              26,966           26,665
----------------------------------------------------------------------------------------------------------------------
Net earnings before cumulative
  effect of accounting changes                                            108,546              48,995           38,339
Cumulative effect of accounting
  changes for postretirement
  benefits and income taxes,
  net of tax (Notes 4 and 11)                                                   -                   -          (31,704)
----------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $  108,546          $   48,995       $    6,635
======================================================================================================================
Net earnings per common share:
  Before accounting changes*                                                $3.72               $1.68            $1.31
  After accounting changes*                                                  3.72                1.68              .22
======================================================================================================================

* Net earnings per common share for 1994 include a charge of $.21 for early retirement programs.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                            Potlatch Corporation and Consolidated Subsidiaries
                                              Balance Sheets
                             (Dollars in thousands - except per-share amounts)

At December 31                                                                               1995                1994
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash (Note 9)                                                                        $    7,571          $    9,018
  Short-term investments (Note 9)                                                         102,583              46,789
  Receivables, net of allowance for doubtful
    accounts of $2,365 ($2,625 in 1994)                                                   152,407             137,418
  Inventories (Note 1)                                                                    191,102             152,236
  Prepaid expenses (Note 4)                                                                23,586              25,857
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      477,249             371,318
Land, other than timberlands                                                                9,089               9,089
Plant and equipment, at cost less
  accumulated depreciation of $1,096,984
  ($1,018,500 in 1994) (Note 2)                                                         1,356,020           1,313,939
Timber, timberlands and related logging
  facilities, net (Note 3)                                                                352,321             346,199
Other assets                                                                               70,632              40,684
---------------------------------------------------------------------------------------------------------------------
                                                                                       $2,265,311          $2,081,229
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note  9)                                                              $        -          $   12,881
  Current installments on long-term debt (Notes 5 and 9)                                  122,018              18,831
  Accounts payable and accrued liabilities (Note 6)                                       227,165             196,878
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 349,183             228,590
---------------------------------------------------------------------------------------------------------------------

Long-term debt (Notes 5 and 9)                                                            616,132             633,473
---------------------------------------------------------------------------------------------------------------------

Other long-term obligations (Note 7)                                                      145,022             147,877
---------------------------------------------------------------------------------------------------------------------

Deferred taxes (Note 4)                                                                   180,235             151,082
---------------------------------------------------------------------------------------------------------------------

Put options (Notes 8 and 9)                                                                12,247                   -
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock
    Authorized 4,000,000 shares                                                                 -                   -
  Common stock, $1 par value
    Authorized 40,000,000 shares, issued 32,721,980 shares                                 32,722              32,722
  Additional paid-in capital                                                              125,650             125,564
  Retained earnings                                                                       901,420             836,628
  Common shares in treasury 3,760,124 (3,497,499 in 1994)                                 (97,300)            (74,707)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                962,492             920,207
---------------------------------------------------------------------------------------------------------------------
                                                                                       $2,265,311          $2,081,229
=====================================================================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                     -19-

                                     Potlatch Corporation and Consolidated Subsidiaries
                                                  Statements of Cash Flows
                                                   (Dollars in thousands)
For the years ended December 31                                           1995                1994                1993
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Net earnings                                                         $ 108,546           $  48,995           $   6,635
Adjustments to reconcile net earnings
  to cash provided by operations:
  Cumulative effect of accounting changes                                    -                   -              31,704
  Depreciation, amortization and cost of
    fee timber harvested                                               137,031             138,251             123,544
  Deferred taxes                                                        29,153              12,764              18,069
  Net gain on disposition of plant
    and properties                                                      (1,312)             (2,131)             (9,254)
----------------------------------------------------------------------------------------------------------------------
Cash provided by operations excluding
  working capital changes                                              273,418             197,879             170,698
----------------------------------------------------------------------------------------------------------------------
Increase in receivables                                                (14,989)            (18,817)             (3,583)
Decrease (increase) in inventories                                     (38,866)              3,324              (3,931)
Decrease (increase) in prepaid expenses                                  2,271                 (99)             (5,619)
Increase in accounts payable
  and accrued liabilities                                               25,721                 618              14,638
----------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) working
  capital changes                                                      (25,863)            (14,974)              1,505
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                        247,555             182,905             172,203
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
Change in book overdrafts                                                4,566               5,302               1,953
Increase (decrease) in notes payable                                   (12,881)             12,881                   -
Proceeds from long-term debt                                           124,785                   -              79,525
Reduction of long-term debt                                            (38,939)            (61,884)             (3,488)
Issuance of treasury stock                                                 193                 542               1,181
Purchase of treasury stock                                             (11,285)                  -                   -
Dividends on common stock                                              (47,096)            (45,870)            (44,214)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing                               19,343             (89,029)             34,957
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments                         (100,411)             19,816              (7,094)
Additions to investments                                               (46,418)            (15,244)            (21,472)
Reductions in investments                                               66,717               4,012               8,313
Additions to plant and equipment, and to
  land other than timberlands                                         (160,222)            (95,254)           (137,898)
Additions to timber, timberlands and
  related logging facilities                                           (10,432)             (9,135)            (63,757)
Disposition of plant and properties                                      3,293               4,561              10,349
Other, net                                                             (20,872)               (427)             (5,496)
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing                                           (268,345)            (91,671)           (217,055)
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                             (1,447)              2,205              (9,895)
Balance at beginning of year                                             9,018               6,813              16,708
----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $   7,571           $   9,018           $   6,813
======================================================================================================================

Certain balances for 1994 and 1993 have been restated to conform to the 1995 presentation.

Net interest paid (net of amounts capitalized) in 1995, 1994 and 1993 was $47.7 million, $51.2 million and $44.0 million, respectively.  Net income taxes paid in 1995, 1994 and 1993 were $36.0 million, $12.4 million and $13.0 million, respectively.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                     -20-

                            Potlatch Corporation and Consolidated Subsidiaries
                                    Statements of Stockholders' Equity
                            (Dollars in thousands - except per-share amounts)
For the years ended December 31                                           1995               1994                1993
---------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                          $125,564           $125,346            $124,865
Exercise of stock options                                                   86                218                 481
---------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $125,650           $125,564            $125,346
=====================================================================================================================

RETAINED EARNINGS
Balance at beginning of year                                          $836,628           $836,845            $874,424
Net earnings                                                           108,546             48,995               6,635
Common dividends, $1.615 per share ($1.57 per
  share in 1994 and $1.515 per share in 1993)                          (47,096)           (45,870)            (44,214)
Minimum pension liability adjustment                                     3,342             (3,342)                  -
---------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $901,420           $836,628            $836,845
=====================================================================================================================

COMMON SHARES IN TREASURY
Balance at beginning of year 3,497,499 shares
  (3,522,834 in 1994 and 3,578,159 in 1993)                           $ 74,707           $ 75,249            $ 76,430
Shares purchased at cost 271,600 shares                                 11,285                  -                   -
Exercise of stock options 8,975 shares
  (25,335 in 1994 and 55,325 in 1993)                                     (193)              (542)             (1,181)
Put options                                                             12,247                  -                   -
Premium on issuance of put options                                        (746)                 -                   -
---------------------------------------------------------------------------------------------------------------------
Balance at end of year 3,760,124 shares
  (3,497,499 in 1994 and 3,522,834 in 1993)                           $ 97,300           $ 74,707            $ 75,249
=====================================================================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                     -21-

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

Earnings Per Common Share

    Earnings per common share are computed on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents but are excluded from earnings per common share computations due to immateriality. The weighted average number of common shares used in earnings per common share computations for 1995, 1994 and 1993 were 29,156,681; 29,217,261; and 29,183,871, respectively.

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

Environment

    As part of its corporate policy, the company has an ongoing process to monitor, report and comply on environmental matters. Based on this ongoing process, reserves for environmental liabilities are established in accordance with Statement of Financial Accounting Standards No. 5.

                          Potlatch Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements

Note 1.  Inventories

(Dollars in thousands)                                                        1995                1994
------------------------------------------------------------------------------------------------------
Logs, pulpwood, chips and sawdust                                         $ 27,710            $ 18,401
Lumber and other manufactured wood products                                  7,324               7,369
Pulp, paper and converted paper products                                    95,580              66,937
Materials and supplies                                                      60,488              59,529
------------------------------------------------------------------------------------------------------
                                                                          $191,102            $152,236
======================================================================================================

Valued at lower of cost or market:
  Last-in, first-out basis                                                $ 32,322            $ 21,935
  Average cost basis                                                       158,780             130,301
------------------------------------------------------------------------------------------------------
                                                                          $191,102            $152,236
======================================================================================================

    If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $30.7 million higher at December 31, 1995, and $32.3 million higher at December 31, 1994.
In 1995 and 1994, reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by approximately $2.1 million ($.07 per common share) and $1.6 million ($.06 per common share), respectively.

Note 2. Plant and Equipment

(Dollars in thousands)                                                        1995                1994
------------------------------------------------------------------------------------------------------
Land improvements                                                       $   56,170          $   55,012
Buildings and structures                                                   369,800             367,630
Machinery and equipment                                                  1,763,660           1,744,809
Other                                                                       81,701              81,296
Construction in progress                                                   181,673              83,692
------------------------------------------------------------------------------------------------------
                                                                        $2,453,004          $2,332,439
======================================================================================================

    Depreciation charged against income amounted to $116.9 million in 1995 ($119.6 million in 1994 and $108.4 million in 1993).

    Authorized but unexpended appropriations for capital projects totaled $489.9 million at December 31, 1995. Of that amount, $313.2 million is budgeted to be expended in 1996.

Note 3.  Timber, Timberlands and Related Logging Facilities

(Dollars in thousands)                                                        1995                1994
------------------------------------------------------------------------------------------------------
Timber and timberlands                                                    $321,439            $319,482
Related logging facilities                                                  30,882              26,717
------------------------------------------------------------------------------------------------------
                                                                          $352,321            $346,199
======================================================================================================

    Timber, timberlands and related logging facilities are stated at cost less cost of fee timber harvested and amortization. Cost of fee timber harvested amounted to $16.2 million in 1995 ($15.1 million in 1994 and $12.0 million in 1993). Amortization of logging roads and related facilities amounted to $1.3 million in 1995 ($1.1 million in 1994 and $.7 million in 1993).

    The company purchases logs under cutting contracts from federal, state and local governments and from private landowners. Such cutting contracts cover areas of varying size and generally have terms ranging from a few months to several years. The company enters into many such contracts each year. At December 31, 1995, the company estimated its total commitment under such contracts was $74.1 million. The market value of uncut timber remaining under timber cutting contracts approximated $59.7 million at December 31, 1995. Depending on the market value of timber at time of harvest, the difference between the current market value and the commitment amount at December 31, 1995, may or may not result in an economic disadvantage for the company and therefore no accrual has been made.

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

    Significant components of the provision for taxes on income:

(Dollars in thousands)                                        1995              1994              1993
------------------------------------------------------------------------------------------------------
Current:
  Federal                                                 $ 27,111          $ 16,653          $ 15,311
  State                                                      5,661             2,118             1,646
------------------------------------------------------------------------------------------------------
Total current                                               32,772            18,771            16,957
------------------------------------------------------------------------------------------------------
Deferred:
  Depreciation                                              21,836            25,271            26,139
  Alternative minimum tax                                      (38)          (14,370)          (15,222)
  Pension costs                                             10,228               739             2,803
  Postretirement benefits and
    related funding                                         (2,984)           (4,527)           (4,943)
  Net operating loss                                           203                 -            (1,897)
  Federal tax rate change                                        -                 -             3,245
  Other                                                        376             1,082              (417)
------------------------------------------------------------------------------------------------------
Total deferred                                              29,621             8,195             9,708
------------------------------------------------------------------------------------------------------
Provision for taxes on income                             $ 62,393          $ 26,966          $ 26,665
======================================================================================================

                                     -25-

    The provision for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income and cumulative effect of accounting changes due to the following:

(Dollars in thousands)                                        1995              1994              1993
------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                            $59,829           $26,586           $22,751
State and local taxes, net of federal
  income tax benefits                                        6,101             2,755             2,695
Federal tax rate change                                          -                 -             3,245
All other items                                             (3,537)           (2,375)           (2,026)
------------------------------------------------------------------------------------------------------
Provision for taxes on income                              $62,393           $26,966           $26,665
Effective tax rate                                           36.5%             35.5%             41.0%
======================================================================================================

    Principal current and noncurrent deferred tax assets and liabilities at December 31:

(Dollars in thousands)                                                          1995              1994
------------------------------------------------------------------------------------------------------
Current deferred tax assets:
  Employee benefits                                                        $  17,441         $  15,101
  Inventories                                                                  1,927             1,961
  Net operating loss                                                           1,694             1,897
  Other                                                                         (994)            1,713
------------------------------------------------------------------------------------------------------
Total current asset(1)                                                        20,068            20,672
------------------------------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
  Postretirement benefits                                                     45,256            42,272
  Alternative minimum tax                                                     35,889            35,851
  Depreciation                                                              (250,627)         (228,790)
  Pensions                                                                   (11,513)           (1,286)
  Other, net                                                                     760               871
------------------------------------------------------------------------------------------------------
Total net noncurrent liability                                              (180,235)         (151,082)
------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                 $(160,167)        $(130,410)
======================================================================================================

(1) Included in Prepaid expenses in the Balance Sheets.

    Noncurrent deferred tax assets at December 31, 1995 and 1994, are net of valuation allowances of $2.9 million and $8.9 million, respectively. Based on the company's history of operating earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize fully all other deferred tax assets.

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

Note 5.  Debt

(Dollars in thousands)                                                          1995              1994
------------------------------------------------------------------------------------------------------
Revenue bonds fixed rate 5.8% to 9% due 1997
  through 2013                                                              $140,952          $140,946
Revenue bonds variable rate due 2007 through 2014                             59,813            34,928
Debentures 6.95% due 2015                                                     99,786                 -
Credit sensitive debentures 9.125% due 2009                                  100,000           100,000
Sinking fund debentures 9.625% due 2016                                      100,000           100,000
Medium-term notes fixed rate 7.55% to 9.46%
  due 1995 through 2022                                                      235,000           250,000
Commercial paper 6.12% to 6.425%                                                   -            20,000
Other notes                                                                    2,599             6,430
------------------------------------------------------------------------------------------------------
                                                                             738,150           652,304
Less current installments on long-term debt                                  122,018            18,831
------------------------------------------------------------------------------------------------------
Long-term debt                                                              $616,132          $633,473
======================================================================================================

    In December 1995, the company issued $100.0 million of corporate debentures at an interest rate of 6.95 percent. The company intends to use the proceeds to redeem the $100.0 million of 9.625 percent sinking fund debentures due 2016. The redemption is scheduled to take place on or after April 15, 1996. The company plans to redeem $85.0 million of the debentures in 1996, with the balance to be redeemed in early 1997. Because the company intends to redeem $85.0 million of the sinking fund debentures in 1996, that portion of the debt was classified as current at December 31, 1995.

    The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable has occurred.

    Certain credit agreements have restrictive covenants. At December 31, 1995, the company was in compliance with such covenants. The company does not currently have any covenants in any of its loan agreements which limit the payment of dividends. The company also has no significant assets which have been pledged, mortgaged or otherwise subjected to liens.

    Payments due on long-term debt during each of the five years subsequent to December 31, 1995:

(Dollars in thousands)
------------------------------------------------------------------------------
1996                                                                  $122,000
------------------------------------------------------------------------------
1997                                                                    31,000
------------------------------------------------------------------------------
1998                                                                        22
------------------------------------------------------------------------------
1999                                                                    10,000
------------------------------------------------------------------------------
2000                                                                    13,000
------------------------------------------------------------------------------

    At December 31, 1995, the company had credit lines totaling $150.0 million for general corporate purposes. Of that amount, $50.0 million was in short-term lines and $100.0 million was in a revolving credit and term loan agreement. The short-term credit lines are LIBOR-based, permit the company to borrow at any time through May 31, 1996, and may be renewed at that time. The revolving credit and term loan agreement dated September 1, 1994, contains a 364-day commitment period, is renewable annually and includes a two-year term loan option. At December 31, 1995, there were no borrowings by the company under any credit lines.

Note 6.  Accounts Payable and Accrued Liabilities

(Dollars in thousands)                                                          1995              1994
------------------------------------------------------------------------------------------------------
Trade accounts payable                                                      $ 73,650          $ 57,016
Accrued wages, salaries and employee benefits                                 58,208            53,678
Accrued taxes other than taxes on income                                      17,734            16,570
Accrued interest                                                              14,946            13,224
Accrued taxes on income                                                        8,124             9,926
Book overdrafts                                                               28,761            24,195
Other                                                                         25,742            22,269
------------------------------------------------------------------------------------------------------
                                                                            $227,165          $196,878
======================================================================================================

Note 7.  Other Long-Term Obligations

(Dollars in thousands)                                                          1995              1994
------------------------------------------------------------------------------------------------------
Postretirement benefits                                                     $116,041          $111,034
Pension and related liabilities                                               18,950            26,517
Other                                                                         10,031            10,326
------------------------------------------------------------------------------------------------------
                                                                            $145,022          $147,877
======================================================================================================

Note 8.  Put Options

    In December 1994, the company announced a stock repurchase program which authorizes the company to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management.

    In conjunction with the repurchase program, the company issued put options which gave the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $40.38 to $41.50 per share on specific dates in 1995, 1996 and 1997. Activity during the year is summarized as follows:

                                                                        Put Options Outstanding
                                                                        Number of     Potential
(Dollars in thousands)                                                  Options       Obligation
------------------------------------------------------------------------------------------------
December 31, 1994                                                              -         $     -
  Sales                                                                  400,000          16,397
  Repurchases                                                           (100,000)         (4,150)
------------------------------------------------------------------------------------------------
December 31, 1995                                                        300,000         $12,247
================================================================================================

    The company's potential obligation of $12.2 million at December 31, 1995, is classified as Put options in the Balance Sheets and the related offset is recorded in Common shares in treasury under Stockholders' equity.

Note 9.  Disclosures about Fair Value of Financial Instruments

    Estimated fair values of the company's financial instruments:

                                                            1995                         1994
                                                   Carrying        Fair         Carrying        Fair
(Dollars in thousands)                              Amount         Value         Amount         Value
------------------------------------------------------------------------------------------------------
Cash and short-term investments                    $110,154      $110,154       $ 10,494      $ 10,494
Current notes payable                                     -             -         12,881        12,880
Long-term debt                                      738,150       792,448        652,304       658,541
Put options                                          12,247        12,247              -             -
======================================================================================================

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND SHORT-TERM INVESTMENTS

     For short-term investments, the carrying amount approximates fair value. Short-term investments include bank certificates of deposit, repurchase agreements, money market preferreds and various other investment grade securities which can be readily purchased or sold using established markets. Short-term investments at December 31, 1994, included $45.3 million for the company's investment in corporate owned life insurance (COLI). COLI does not qualify as a financial instrument and therefore is not included in the fair values stated above.

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

PUT OPTIONS

     The fair value of the company's put options is estimated based upon the underlying contracts for the options.

Note 10.  Retirement, Incentive and Savings Plans

    Substantially all employees and directors of the company are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. Total pension expense was $6.3 million in 1995, $4.5 million in 1994 and $6.3 million in 1993. The 1995 and 1994 pension expense presented above excludes $1.0 million and $4.6 million, respectively, for early retirement programs which is included in Other income (expense), net in the Statements of Earnings.

    The salaried plan provides benefits based on the participants' final average pay and years of service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The directors' plan provides a benefit equal to the retainer in effect at the time the participant ceases to be a director if the participant has completed five years of service as a nonemployee director. Benefits are paid for the lesser of 10 years or the number of years of service as a nonemployee director.

    Pension cost for company-sponsored plans:

(Dollars in thousands)                                              1995          1994            1993
------------------------------------------------------------------------------------------------------
Service cost - benefits earned during year                      $  8,312      $  8,440        $  7,512
Interest cost on projected benefit obligation                     27,366        24,949          24,641
Actual return on assets                                          (94,103)        3,670         (48,160)
Net amortization and deferral                                     62,013       (35,208)         19,649
------------------------------------------------------------------------------------------------------
Net periodic pension cost                                       $  3,588      $  1,851        $  3,642
======================================================================================================

    Funded status and related balance sheet amounts for company-sponsored pension plans at December 31:

                                             Plans Where            Plans Where
                                            Assets Exceed           Accumulated
                                             Accumulated             Benefits
                                               Benefits            Exceed Assets            Total
(Dollars in thousands)                     1995       1994       1995       1994       1995       1994
------------------------------------------------------------------------------------------------------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation           $ 328,964  $ 214,012   $ 23,920  $  95,095  $ 352,884  $ 309,107
  Accumulated benefit obligation        342,238    219,562     25,245    105,505    367,483    325,067
  Projected benefit obligation          360,433    232,183     27,532    111,907    387,965    344,090
======================================================================================================

Plan assets at fair value,
  primarily publicly traded
  equity and fixed income
  securities                          $ 401,406  $ 252,204   $ 12,439  $  83,268  $ 413,845  $ 335,472
Projected benefit obligation           (360,433)  (232,183)   (27,532)  (111,907)  (387,965)  (344,090)
------------------------------------------------------------------------------------------------------
Plan assets above (below)
  projected benefit obligation           40,973     20,021    (15,093)   (28,639)    25,880     (8,618)
Unrecognized prior service cost          11,940     (3,203)     4,880     19,709     16,820     16,506
Unrecognized net (gain) loss            (20,968)      (184)    (4,750)     5,710    (25,718)     5,526
Unrecognized net transition asset        (3,812)    (5,477)      (578)    (1,385)    (4,390)    (6,862)
Adjustment required to recognize
  minimum liability                           -          -       (395)   (20,271)      (395)   (20,271)
------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost        $  28,133  $  11,157   $(15,936) $ (24,876) $  12,197  $ (13,719)
======================================================================================================

    The projected benefit obligation for the company's unfunded, nonqualified plans at December 31, 1995 and 1994, was $14.2 million and $16.2 million, respectively. These amounts are included in the total for Plans Where Accumulated Benefits Exceed Assets.

    As of December 31, 1994, $20.3 million of minimum pension liabilities for underfunded plans was included in other long-term obligations, with corresponding intangible assets of $14.8 million and a charge of $3.4 million to retained earnings, which is net of deferred taxes of $2.1 million.

    The projected benefit obligation at December 31, 1995, 1994 and 1993, was determined using an assumed discount rate of 7.50 percent, 8.25 percent and
7.75 percent, respectively, and an assumed long-term rate of salaried compensation increase of 5 percent for each year. The assumed rate of return on plan assets was 9.5 percent for 1995, 1994 and 1993. The actual annual return on plan assets has averaged approximately 12.5 percent over the past 18 years.

    Funding of company-sponsored plans is based on accepted actuarial methods in accordance with applicable governmental regulations and is determined separately from the net periodic cost presented above.

    Hourly employees at two of the company's manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper Industry Union-Management Pension Fund. Company contributions were $2.7 million for 1995, $2.6 million for 1994 and $2.7 million for 1993 and equaled the amounts charged to pension expense.

    Key management employees participate in a management performance award plan under which awards are based on certain minimum and standard performance criteria established each year. All company employees are eligible to participate in 401(k) savings plans.

Note 11.  Postretirement Benefits Other Than Pensions

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

    Net periodic postretirement benefit cost:

(Dollars in thousands)                                                 1995         1994         1993
-----------------------------------------------------------------------------------------------------
Service cost - benefits earned during year                          $ 3,437      $ 3,931      $ 3,450
Interest cost on accumulated
  postretirement benefit obligation                                  12,370       11,054       11,510
Actual return on assets                                              (7,063)         330       (2,259)
Net amortization and deferral                                         5,674       (2,026)         449
-----------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                            $14,418      $13,289      $13,150
=====================================================================================================

    The 1995 and 1994 postretirement benefit costs presented above exclude $.5 million and $1.9 million, respectively, for early retirement programs which are included in Other income (expense), net in the Statements of Earnings.

    Funded status and related balance sheet amounts for postretirement health care and life insurance plans at December 31:

(Dollars in thousands)                                                          1995             1994
-----------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                                                $ (92,720)       $ (79,359)
   Fully eligible active plan participants                                   (22,426)         (25,541)
   Other active plan participants                                            (63,572)         (47,427)
-----------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                         (178,718)        (152,327)
Plan assets at fair value, primarily publicly
   traded equity and fixed income securities                                  34,769           25,392
-----------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
   in excess of plan assets                                                 (143,949)        (126,935)
Unrecognized prior service cost                                                7,147            8,242
Unrecognized net loss                                                         20,761            7,659
-----------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                        $(116,041)       $(111,034)
=====================================================================================================

    The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1995, 1994 and 1993, was 7.50 percent, 8.25 percent and 7.75 percent, respectively. The expected long-term rate of return on plan assets for 1995, 1994 and 1993 was 9.5 percent.

    The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation at December 31, 1995, 1994 and 1993 is based on an initial rate of 10 percent, decreasing incrementally to 5 percent over an 8-year period and remaining at that level thereafter. This assumption has a significant effect on the amounts reported. For example, a 1 percent increase in the health care cost trend rates would have increased the accumulated postretirement benefit obligation at December 31, 1995, to $207.3 million and increased the net periodic cost for 1995 to $17.6 million from the $14.4 million actually recorded.

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

Note 12.  Stock Options

    Under the company's stock option plans, options for shares of the company's common stock have been issued to directors and certain key personnel. Options are granted at market value and may include a stock appreciation right.
Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 1995. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. Stock option information presented for the year ending December 31, 1995, includes options for shares granted and shares reserved for future grants under a plan approved by the board of directors in 1995, which will be submitted to stockholders for approval at the 1996 annual meeting.

    Information with respect to the company's stock options:

For the years ended December 31                                              1995                1994
-----------------------------------------------------------------------------------------------------
Option (share) price range,                                                $26.25             $ 14.50
   fair market value                                                         to                  to
   at date of grant                                                       $46.375             $46.375
-----------------------------------------------------------------------------------------------------
Options (shares) outstanding at January 1                               1,164,800             990,085
Granted                                                                   323,000             279,050
Shares exercised                                                           (8,975)            (25,335)
SARs(1) exercised                                                         (20,050)            (42,075)
Canceled or expired                                                       (12,325)            (36,925)
-----------------------------------------------------------------------------------------------------
Options (shares) outstanding at December 31                             1,446,450           1,164,800
=====================================================================================================

At December 31                                                               1995                1994
-----------------------------------------------------------------------------------------------------
Options (shares) exercisable                                              986,600             770,200
Options (shares) outstanding which include
   a stock appreciation right                                             717,600             722,925
Shares reserved for future grants                                       1,641,075             251,750
=====================================================================================================

(1) Stock appreciation rights (an appropriate accrual has been made).

Note 13.  Segment Information

    Potlatch Corporation is an integrated forest products company with substantial timber resources. It is engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and other pulp-based products. Its timberlands and all of its manufacturing facilities are located within the United States.

    Following is a tabulation of business segment information for each of the past three years:

<CAPTION.
(Dollars in thousands)                                              1995           1994           1993
------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers:(1)
   Wood products:
     Oriented strand board                                    $  204,250     $  224,586     $  194,514
     Lumber                                                      173,424        196,577        196,544
     Plywood                                                      73,954         73,413         72,815
     Particleboard                                                15,564         17,058         14,593
     Other                                                        39,055         41,078         25,159
------------------------------------------------------------------------------------------------------
                                                                 506,247        552,712        503,625
------------------------------------------------------------------------------------------------------
   Printing papers                                               442,412        405,553        369,012
------------------------------------------------------------------------------------------------------
   Other pulp-based products:
     Pulp                                                         21,797         10,812         12,915
     Paperboard                                                  438,196        335,803        343,419
     Tissue                                                      196,554        166,378        139,883
------------------------------------------------------------------------------------------------------
                                                                 656,547        512,993        496,217
------------------------------------------------------------------------------------------------------
Total                                                         $1,605,206     $1,471,258     $1,368,854
======================================================================================================

Intersegment Sales or Transfers:(2)
   Wood products                                              $   76,130     $   64,111     $   63,618
   Printing papers                                                   160             10              -
   Other pulp-based products                                         146            159            948
------------------------------------------------------------------------------------------------------
Total                                                         $   76,436     $   64,280     $   64,566
======================================================================================================

(Dollars in thousands)                                              1995           1994           1993
------------------------------------------------------------------------------------------------------
Operating Income (Loss):
   Wood products                                              $  122,231     $  160,345     $  160,220
   Printing papers                                                50,618         40,174         15,796
   Other pulp-based products                                      70,776        (53,462)       (40,944)
------------------------------------------------------------------------------------------------------
                                                                 243,625        147,057        135,072
Corporate Items:
   Administration expense                                        (26,875)       (21,389)       (26,922)
   Interest expense                                              (47,976)       (51,137)       (46,230)
   Interest and dividend income                                    2,019            348          1,352
   Other, net                                                        146          1,082          1,732
------------------------------------------------------------------------------------------------------
Earnings before taxes on income and
cumulative effect of accounting changes                       $  170,939     $   75,961     $   65,004
======================================================================================================

Identifiable Assets:
   Wood products                                              $  696,175     $  697,144     $  689,598
   Printing papers                                               531,272        462,721        458,276
   Other pulp-based products                                     835,378        804,267        824,015
   Corporate                                                     202,486        117,097        113,763
------------------------------------------------------------------------------------------------------
Total                                                         $2,265,311     $2,081,229     $2,085,652
======================================================================================================

Depreciation, Amortization and
Cost of Fee Timber Harvested:
   Wood products                                              $   47,305     $   49,510     $   39,909
   Printing papers                                                32,587         31,754         30,521
   Other pulp-based products                                      55,870         55,962         52,142
   Corporate                                                       1,269          1,025            972
------------------------------------------------------------------------------------------------------
Total                                                         $  137,031     $  138,251     $  123,544
======================================================================================================

Capital Expenditures:
   Wood products                                              $   41,802     $   37,918     $   97,612
   Printing papers                                                90,610         25,247         42,482
   Other pulp-based products                                      38,036         40,771         59,559
   Corporate                                                         206            453          2,002
------------------------------------------------------------------------------------------------------
Total                                                         $  170,654     $  104,389     $  201,655
======================================================================================================

(1) Total export sales, including those made through brokers and agents, amounted to $204.1 million, $133.1 million and $106.1 million in 1995, 1994 and 1993, respectively. Export paperboard sales for these years (a majority of which were shipped to Japan, Australia and China) amounted to 88 percent, 85 percent and 86 percent, respectively, of total export sales.

(2) Intersegment sales for 1993-1995, the majority of which are based on prevailing market prices, consisted primarily of chips, pulp logs and other fiber sales to the pulp and papermaking facilities. The company's timber, timberlands and related logging facilities generally have been assigned to the wood products segment.

Note 14.   Other Income (Expense), Net

     The following is a summary of items included in Other income (expense), net:

(Dollars in thousands)                                              1995           1994           1993
------------------------------------------------------------------------------------------------------
Early retirement programs                                        $(1,979)       $(8,157)       $     -
Sale of timber and timberlands                                     1,555          1,566          8,574
Other                                                             (2,284)         4,624          4,216
------------------------------------------------------------------------------------------------------
                                                                 $(2,708)       $(1,967)       $12,790
======================================================================================================

                                     -35-

Note 15.  Financial Results by Quarter (Unaudited)

(Dollars in thousands - except per-share amounts)                        Three Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                       March 31                   June 30                 September 30              December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                    1995         1994         1995         1994         1995         1994         1995         1994
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                       $394,608     $365,282     $397,243     $345,120     $411,186     $373,324     $402,169     $387,532
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Depreciation, amortization
   and cost of fee timber
   harvested                      32,707       35,023       32,491       34,387       35,598       35,016       36,235       33,825
 Materials, labor and other
   operating expenses            288,929      280,351      292,804      270,982      293,432      287,014      282,837      283,144
 Selling, general and
   administrative expenses        23,194       19,514       22,207       20,915       21,826       22,488       23,342       19,882
-----------------------------------------------------------------------------------------------------------------------------------
                                 344,830      334,888      347,502      326,284      350,856      344,518      342,414      336,851
-----------------------------------------------------------------------------------------------------------------------------------
Earnings from operations        $ 49,778     $ 30,394     $ 49,741     $ 18,836     $ 60,330     $ 28,806     $ 59,755     $ 50,681
===================================================================================================================================
Net earnings                    $ 23,533     $  5,314     $ 23,904     $  6,052     $ 31,749     $ 10,741     $ 29,360     $ 26,888
===================================================================================================================================
Net earnings per common share       $.81         $.18         $.81         $.21        $1.09         $.37        $1.01         $.92
===================================================================================================================================

                                     -36-

INDEPENDENT AUDITORS' REPORT

The Board of Directors:

     We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 1995 and 1994 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 38. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

KPMG Peat Marwick LLP

Portland, Oregon

January 24, 1996

                      POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES        Schedule II
                              Valuation and Qualifying Accounts
                     For the Years Ended December 31, 1995, 1994 and 1993
                                    (Dollars in thousands)

                                                        Amounts
                                          Balance at  charged to
                                          beginning    costs and               Balance at
      Description                          of year     expenses     Deductions end of year
      -----------                         ----------  ----------    ---------- -----------
  Reserve deducted from related assets:
    Doubtful accounts - Accounts receivable

    Year ended December 31, 1995             $2,625        $109      $(369)(1)     $2,365
                                             ============================================

    Year ended December 31, 1994             $2,057        $621      $ (53)(1)     $2,625
                                             ============================================

    Year ended December 31, 1993             $1,781        $ 92      $ 184 (1)     $2,057
                                             ============================================

 1 - Accounts written off - net of recoveries.

                                     -38-

                  POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     Exhibit Index

Exhibit

*(3)(a) Restated Certificate of Incorporation, restated and filed with the state of Delaware on May 1, 1987, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("1992 Form 10-K").

 (3)(c)                By-laws, as amended through March 1, 1996.

 (4) See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

 (4)(a)                Form of Indenture, dated as of November 27, 1990.

 (4)(a)(i)             Officers' Certificate, dated January 24, 1991.

*(4)(a)(ii)            Officers' Certificate, dated December 12, 1991, filed as
                       Exhibit (4)(g) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 ("1991 Form 10-K").

 (10)(a) Potlatch Corporation Management Performance Award Plan, as amended effective March 1, 1996.

*(10)(b) Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of February 24, 1989, filed as Exhibit (10)(b)(iv) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("1993 Form 10-K").

 (10)(c) Letter agreement, dated May 21, 1979, between Potlatch Corporation and George F. Jewett, Jr., regarding consulting services and amendment thereto dated February 19, 1986.

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

*(10)(d)(i)            Amendment, effective as of December 31, 1992, to Plan
                       described in Exhibit (10)(d), filed as Exhibit
                       (10)(d)(ii) to the 1992 Form 10-K.

*(10)(e) Supplemental Retirement Benefit and Life Insurance Agreement, dated February 19, 1988, together with Amendment to Agreement thereto, dated as of January 1, 1992, between Potlatch Corporation and Richard B. Madden, filed as Exhibit (10)(f)(iii) to the 1992 Form 10-K.


*Incorporated by reference.

*(10)(f) Potlatch Corporation 1983 Stock Option Plan (effective September 24, 1983), together with amendments thereto, dated December 14, 1984, February 24, 1989 and
                       February 22, 1990, filed as Exhibit (10)(r) to the 1993 Form 10-K.

*(10)(f)(i)            Form of Stock Option Agreement for the Potlatch
                       Corporation 1983 Stock Option Plan together with the
                       Addendum thereto as used for options granted on December 14, 1989, filed as Exhibit (10)(g)(i) to the
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1994 ("1994 Form 10-K").

*(10)(f)(ii)           Form of Amendment to Stock Option Agreement together with
                       the Addendum thereto to add stock appreciation rights to stock option agreements issued under the Potlatch
                       Corporation 1983 Stock Option Plan, filed as Exhibit
                       (10)(g)(ii) to the 1994 Form 10-K.

 (10)(f)(iii) Form of Stock Option Agreement for the Potlatch Corporation 1983 Stock Option Plan together with the Addendum thereto as used for options granted in each December of 1990-1992.

*(10)(g) Potlatch Corporation Deferred Compensation Plan for Directors, as amended and restated as of May 1991, filed as Exhibit (10)(h) to the 1994 Form 10-K.

*(10)(h) Potlatch Corporation Directors' Retirement Plan, effective October 1, 1989, filed as Exhibit (10)(i) to the 1994 Form 10-K.

 (10)(i)               Compensation of Directors, dated May 18, 1995.

*(10)(j) Form of Indemnification Agreement with each director of Potlatch Corporation, dated as of the dates set forth on Schedule A and Amendments 1, 2, 3 and 4 to Schedule A, filed as Exhibit (10)(x) to the 1991 Form 10-K.

*(10)(j)(i)            Amendment No. 5 to Schedule A to Exhibit (10)(k), filed
                       as Exhibit (10)(x)(i) to the 1992 Form 10-K.

*(10)(j)(ii)           Amendment No. 6 to Schedule A to Exhibit (10)(k), filed
                       as Exhibit (10)(x)(ii) to the 1993 Form 10-K.

*(10)(k) Form of Indemnification Agreement with certain officers of Potlatch Corporation identified on Schedule A and Amendments 1, 2, and 3 to Schedule A, filed as Exhibit
                       (10)(y) to the 1991 Form 10-K.

*(10)(k)(i)            Amendment No. 4 to Schedule A to Exhibit (10)(l), filed
                       as Exhibit (10)(y) to the 1992 Form 10-K.




*Incorporated by reference.

*(10)(k)(ii)           Amendment No. 5 to Schedule A to Exhibit (10)(l), filed
                       as Exhibit (10)(y)(ii) to the 1993 Form 10-K.

*(10)(l) Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated
                       February 24, 1989, filed as Exhibit (10)(z) to the 1993 Form 10-K.

*(10)(l)(i)            Form of Stock Option Agreement for the Potlatch
                       Corporation 1989 Stock Incentive Plan together with the
                       Addendum thereto as used for options granted on December 14, 1989, filed as Exhibit (10)(m)(i) to the
                       1994 Form 10-K.

 (10)(l)(ii) Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1995.

 (10)(m) Form of Amendments to Stock Options and Stock Incentive Plans, dated March 30, 1990.

 (10)(n)               Potlatch Corporation 1995 Stock Incentive Plan adopted
                       December 7, 1995.

 (10)(n)(i) Form of Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995.

 (22)                  Potlatch Corporation Subsidiaries.

 (23)                  Consent of Independent Auditors.

 (24)                  Powers of Attorney.


*Incorporated by reference.