Form 10-Q
period 1996-03-31
POTLATCH CORP
filed 1996-04-30
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended     March 31, 1996    Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock outstanding as of March 31, 1996:
28,942,181 shares of Common Stock, par value $1 per share.

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                          Page Number

  Item 1. Financial Statements

    Statements of Earnings for the three months
    ended March 31, 1996 and 1995                                2

    Condensed Balance Sheets at March 31, 1996
    and December 31, 1995                                        3

    Condensed Statements of Cash Flows for the three
    months ended March 31, 1996 and 1995                         4

    Notes to Financial Statements                                5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations     5 -  8


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                      10


EXHIBIT INDEX                                                   11

                                PART I

Item 1.  Financial Statements


Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
- ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
                                                    1996          1995
- ----------------------------------------------------------------------
Net sales                                        $388,621     $394,608
- ----------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                          35,064        32,707
  Materials, labor and other operating
    expenses                                     308,549       288,929
  Selling, general and administrative
    expenses                                      24,631        23,194
- ----------------------------------------------------------------------
                                                 368,244       344,830
- ----------------------------------------------------------------------
      Earnings from operations                    20,377        49,778

Interest expense                                 (12,223)      (12,604)

Interest and dividend income                         812            61

Other income (expense), net                         (961)          722
- ----------------------------------------------------------------------
      Earnings before taxes on income              8,005        37,957

Provision for taxes on income (Note 2)             3,042        14,424
- ----------------------------------------------------------------------
Net earnings                                    $  4,963      $ 23,533
======================================================================

Net earnings per common share (Note 3)             $ .17         $ .81
Dividends per common share (annual rate)            1.66          1.60
Average shares outstanding (in thousands)         28,941        29,224
- ----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1996 amounts unaudited (Dollars in thousands - except per-share amounts)

- ----------------------------------------------------------------------
                                               March 31,  December 31,
                                                    1996          1995
- ----------------------------------------------------------------------
Assets
  Current assets:
    Cash                                      $    3,800    $    7,571
    Short-term investments                         9,296       102,583
    Receivables, net                             162,394       152,407
    Inventories (Note 4)                         183,830       191,102
    Prepaid expenses                              24,638        23,586
- ----------------------------------------------------------------------
      Total current assets                       383,958       477,249
  Land, other than timberlands                     9,089         9,089
  Plant and equipment, at cost less
    accumulated depreciation                   1,384,474     1,356,020
  Timber, timberlands and related
    logging facilities                           351,018       352,321
  Other assets                                    92,210        70,632
- ----------------------------------------------------------------------
                                              $2,220,749    $2,265,311
======================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Current installments on long-term debt    $   91,928    $  122,018
    Accounts payable and accrued liabilities     223,426       227,165
- ----------------------------------------------------------------------
      Total current liabilities                  315,354       349,183
  Long-term debt                                 610,949       616,132
  Other long-term obligations                    146,140       145,022
  Deferred taxes                                 181,452       180,235
  Put options                                     12,247        12,247
  Stockholders' equity                           954,607       962,492
- ----------------------------------------------------------------------
                                              $2,220,749    $2,265,311
======================================================================

Stockholders' equity per common share             $32.98        $33.23
Working capital                                  $68,604      $128,066
Current ratio                                      1.2:1         1.4:1
- ----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
- ----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
                                                    1996          1995
- ----------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                  $  4,963      $ 23,533
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                        35,064        32,707
    Deferred taxes                                 1,217         4,327
    Working capital changes                         (851)       20,214
    Other, net                                       (83)         (131)
- ----------------------------------------------------------------------
    Net cash provided by operations               40,310        80,650
- ----------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                       (6,655)       (2,192)
  Decrease in notes payable                            -        (5,391)
  Repayment of long-term debt                    (35,273)      (35,313)
  Issuance of treasury stock                         170             -
  Purchase of treasury stock                      (1,089)            -
  Dividends                                      (12,010)      (11,690)
- ----------------------------------------------------------------------
    Net cash used for financing                  (54,857)      (54,586)
- ----------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments              93,011           200
  Funding of qualified pension plans             (19,734)            -
  Additions to plant and properties              (61,453)      (22,874)
  Disposition of plant and properties              3,105           362
  Other, net                                      (4,153)       (5,682)
- ----------------------------------------------------------------------
    Net cash provided by
      (used for) investing                        10,776       (27,994)
- ----------------------------------------------------------------------
Decrease in cash                                  (3,771)       (1,930)
Balance at beginning of period                     7,571         9,018
- ----------------------------------------------------------------------
Balance at end of period                        $  3,800      $  7,088
======================================================================

Certain 1995 amounts have been restated to conform to the 1996 presentation.

Net interest payments (net of amounts capitalized) for the three months ended March 31, 1996 and 1995 were $2.6 million and $3.7 million, respectively.
Net income tax payments (refunds) for the three months ended March 31, 1996 and 1995 were $(1.0) million and $6.7 million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
_______________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at March 31, 1996 and December 31, 1995, and the statements of earnings and the condensed statements of cash flows for the three months ended March 31, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation ("the company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for the quarters ended March 31, 1996 and 1995.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                            March 31, 1996      December 31, 1995
                            --------------      -----------------
    Raw materials              $102,996              $105,067
    Work in process               9,436                 5,972
    Finished goods               71,398                80,063
                               --------              --------
                               $183,830              $191,102
                               ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Liquidity and Capital Funding

    Net cash provided by operations (as presented in the Condensed Statements of Cash Flows on page 4) totaled $40.3 million, compared with $80.7 million for the first quarter of 1995.

    The company's ratio of long-term debt to stockholders' equity was .64 to 1 at March 31, 1996, unchanged from December 31, 1995. A $5.2 million decrease in long-term debt and a $7.9 million decrease in stockholders' equity resulted in no change to the ratio for the period.

    Working capital of $68.6 million at March 31, 1996, decreased $59.5 million from December 31, 1995. The change in working capital was largely due to a decrease in cash and short-term investments of $97.1 million, which was partially offset by a $30.1 million decrease in current installments on long-term debt.

    Capital expenditures totaled $61.5 million for the first three months of 1996. Of this amount, the company spent $8.5 million in the wood products segment, which included expenditures for the upgrade of the dry end at the Prescott, Arkansas, sawmill and the modernization of the company's two plywood plants in Idaho. In the printing papers segment the company spent $24.7 million, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $28.3 million. A significant portion of this total related to the continued development of the hybrid poplar plantation in Boardman, Oregon, including the purchase of additional acreage to expand the project.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 8 of this Form 10-Q.
- ----------------------------------------------------------------------

Segment Information                             (Dollars in thousands)
- ----------------------------------------------------------------------
                                                     Three Months
                                                 1996             1995
- ----------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board                    $ 39,945         $ 52,506
    Lumber                                     40,560           43,661
    Plywood                                    16,277           18,884
    Particleboard                               3,472            4,749
    Other                                       9,152            8,592
- ----------------------------------------------------------------------
                                              109,406          128,392
- ----------------------------------------------------------------------
  Printing papers                             113,812          108,500
- ----------------------------------------------------------------------
  Other pulp-based products
    Pulp                                        2,154            3,688
    Paperboard                                 99,769          105,031
    Tissue                                     63,480           48,997
- ----------------------------------------------------------------------
                                              165,403          157,716
- ----------------------------------------------------------------------
Total net sales                              $388,621         $394,608
======================================================================

Operating Income
  Wood products                              $ 11,034         $ 31,855
  Printing papers                              11,974           17,641
  Other pulp-based products                     4,330            8,424
- ----------------------------------------------------------------------
                                               27,338           57,920
Corporate                                     (19,333)         (19,963)
- ----------------------------------------------------------------------
Earnings before taxes on income              $  8,005         $ 37,957
======================================================================

    Lower earnings for the first quarter of 1996 were due to severe flooding, other weather-related problems and weaker markets in several product lines. The weather-related problems caused slightly less than break-even results for the first two months of the quarter. Net earnings for the first quarter of 1996 were $5.0 million, or $.17 per common share. First quarter 1995 earnings were $23.5 million, or $.81 per share. Net sales for the first quarter of 1996 were $388.6 million, compared with $394.6 million a year ago.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $35.1 million, a 7 percent increase from the $32.7 million reported a year ago.

    The wood products segment reported operating income of $11.0 million for the first quarter of 1996, down from 1995's $31.9 million. Lower net sales realizations for all wood products, especially panels, reduced earnings. Oriented strand board net sales realizations have declined 20 percent from a year ago, largely due to increased capacity in the industry. Flooding in Idaho also adversely affected first quarter earnings for this segment.

    The printing papers segment reported first quarter 1996 operating income of $12.0 million, compared with $17.6 million earned in 1995. Slightly higher shipments were more than offset by lower net sales realizations. Realizations were affected by discounting in mid-line grades and by a less favorable product mix.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported operating income for the first quarter of 1996 of $4.3 million, compared with income of $8.4 million in 1995's first quarter. The company's pulp mill in Lewiston, Idaho, was shut down for six days in February due to an inability to obtain clean water as a result of area flooding. The paperboard and tissue mills at Lewiston were also forced to shut down during the same time period because of a lack of water. Production costs increased significantly during February because of these shutdowns. Product shipments were adversely affected by the floods as well. Lower net sales realizations for pulp also contributed to the earnings decline. Despite the weather related problems in Idaho, the Consumer Products Division benefited from higher shipments and substantially higher net sales realizations to post improved results compared with 1995's first quarter.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Changes in Statements of Earnings
                         (Dollars in thousands)



                                          Three Months Ended March 31
                                                              Increase
                                         1996        1995    (Decrease)
- ----------------------------------------------------------------------
Net sales                              $388,621    $394,608        (2%)
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested         35,064      32,707         7%
  Materials, labor and other
    operating expenses                  308,549     288,929         7%
  Selling, general and
    administrative expenses              24,631      23,194         6%
Earnings from operations                 20,377      49,778       (59%)
Interest expense                        (12,223)    (12,604)       (3%)
Interest and dividend income                812          61     1,231%
Other income (expense), net                (961)        722         *
Provision for taxes on income             3,042      14,424       (79%)
Net earnings                              4,963      23,533       (79%)

*Not a meaningful figure.

                                  PART II




ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 11 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended March 31, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       POTLATCH CORPORATION
                                           (Registrant)



                                       By G. E. Pfautsch
                                          ------------------------------
                                          G. E. Pfautsch
                                          Senior Vice President, Finance
                                          and Chief Financial Officer
                                          (Duly Authorized; Principal
                                            Financial Officer)



                                       By T. L. Carter
                                          ------------------------------
                                          T. L. Carter
                                          Controller
                                          (Duly Authorized; Principal
                                            Accounting Officer)



Date: April 30, 1996

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              Exhibit Index



Exhibit


                                 PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.