Form 10-Q
period 1996-06-30
POTLATCH CORP
filed 1996-08-02
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  Form 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended      June 30, 1996    Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of June 30, 1996:
28,843,881 shares of Common Stock, par value $1 per share.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                          Page Number

  Item 1. Financial Statements

    Statements of Earnings for the quarter and six
    months ended June 30, 1996 and 1995                          2

    Condensed Balance Sheets at June 30, 1996
    and December 31, 1995                                        3

    Condensed Statements of Cash Flows for the six
    months ended June 30, 1996 and 1995                          4

    Notes to Financial Statements                                5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5 - 9


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
          Holders                                               10

  Item 6. Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                      11


EXHIBIT INDEX                                                   12

                                     PART I

Item 1.  Financial Statements


Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
- ------------------------------------------------------------------------
                                      Quarter Ended     Six Months Ended
                                         June 30             June 30
                                      1996      1995      1996      1995
- ------------------------------------------------------------------------
Net sales                         $386,068  $397,243  $774,689  $791,851
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    33,244    32,491    68,308    65,198
  Materials, labor and other
    operating expenses             290,451   292,804   599,000   581,733
  Selling, general and
    administrative expenses         23,624    22,207    48,255    45,401
- ------------------------------------------------------------------------
                                   347,319   347,502   715,563   692,332
- ------------------------------------------------------------------------
      Earnings from operations      38,749    49,741    59,126    99,519

Interest expense                   (11,011)  (11,885)  (23,234)  (24,489)

Interest and dividend income           695       269     1,507       330

Other income (expense), net            835       429      (126)    1,151
- ------------------------------------------------------------------------
      Earnings before taxes on
        income and extraordinary
        item                        29,268    38,554    37,273    76,511

Provision for taxes on
  income (Note 2)                   11,122    14,650    14,164    29,074
- ------------------------------------------------------------------------
Net earnings before
  extraordinary item                18,146    23,904    23,109    47,437

Extraordinary item - loss from
  early extinguishment of debt,
  net of taxes (Note 3)             (2,946)        -    (2,946)        -
- ------------------------------------------------------------------------
Net earnings                      $ 15,200  $ 23,904  $ 20,163  $ 47,437
========================================================================
Net earnings per
  common share (Note 4):
  Before extraordinary item          $ .63     $ .81     $ .80     $1.62
  After extraordinary item             .53       .81       .70      1.62
Dividends per common share
  (annual rate)                       1.66      1.60      1.66      1.60
Average shares outstanding
  (in thousands)                    28,910    29,223    28,925    29,224
- ------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                                       -2-

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1996 amounts unaudited (Dollars in thousands -
  except per-share amounts)
- ---------------------------------------------------------------------------
                                                 June 30,      December 31,
                                                     1996              1995
- ---------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                       $    9,855        $    7,571
    Short-term investments                          2,682           102,583
    Receivables, net                              150,752           152,407
    Inventories (Note 5)                          162,723           191,102
    Prepaid expenses                               27,433            23,586
- ---------------------------------------------------------------------------
      Total current assets                        353,445           477,249
  Land, other than timberlands                      9,089             9,089
  Plant and equipment, at cost less
    accumulated depreciation                    1,430,843         1,356,020
  Timber, timberlands and related
    logging facilities                            352,058           352,321
  Other assets                                     76,459            70,632
- ---------------------------------------------------------------------------
                                               $2,221,894        $2,265,311
===========================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                              $   57,802        $        -
    Current installments on long-term debt         31,379           122,018
    Accounts payable and accrued liabilities      210,211           227,165
- ---------------------------------------------------------------------------
      Total current liabilities                   299,392           349,183
  Long-term debt                                  622,951           616,132
  Other long-term obligations                     148,428           145,022
  Deferred taxes                                  185,178           180,235
  Put options                                       8,097            12,247
  Stockholders' equity                            957,848           962,492
- ---------------------------------------------------------------------------
                                               $2,221,894        $2,265,311
===========================================================================

Stockholders' equity per common share              $33.21            $33.23
Working capital                                   $54,053          $128,066
Current ratio                                       1.2:1             1.4:1
- ---------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                       -3-


Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
- ---------------------------------------------------------------------------
                                                         Six Months Ended
                                                             June 30
                                                       1996            1995
- ---------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                    $  20,163        $ 47,437
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                           68,308          65,198
    Deferred taxes                                    4,943           8,706
    Working capital changes                          11,345           4,903
    Other, net                                        4,708             201
- ---------------------------------------------------------------------------
    Net cash provided by operations                 109,467         126,445
- ---------------------------------------------------------------------------

Cash Flows From Financing
  Change in bank overdrafts                          (2,112)          2,556
  Increase (decrease) in notes payable               57,802         (12,881)
  Proceeds from long-term debt                       40,000               -
  Repayment of long-term debt                      (123,820)        (36,912)
  Issuance of treasury stock                            209              11
  Purchase of treasury stock                         (5,239)           (208)
  Premium on early retirement of debt                (4,088)              -
  Dividends                                         (24,021)        (23,380)
- ---------------------------------------------------------------------------
    Net cash used for financing                     (61,269)        (70,814)
- ---------------------------------------------------------------------------

Cash Flows From Investing
  Decrease (increase) in short-term investments     100,411         (30,900)
  Additions to investments                          (44,037)        (17,092)
  Reductions in investments                          52,209          60,465
  Funding of qualified pension plans                (19,734)              -
  Additions to plant and properties                (138,250)        (63,419)
  Disposition of plant and properties                 2,722           1,049
  Other, net                                            765          (4,738)
- ---------------------------------------------------------------------------
    Net cash used for investing                     (45,914)        (54,635)
- ---------------------------------------------------------------------------

Increase in cash                                      2,284             996
Balance at beginning of period                        7,571           9,018
- ---------------------------------------------------------------------------
Balance at end of period                          $   9,855        $ 10,014
===========================================================================

Certain 1995 amounts have been restated to conform to the 1996 presentation.

Net interest payments (net of amounts capitalized) for the six months ended June 30, 1996 and 1995 were $25.1 million and $24.7 million, respectively. Net income tax payments for the six months ended June 30, 1996 and 1995 were $5.8 million and $27.9 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                       -4-

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
________________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at June 30, 1996 and December 31, 1995, and the statements of earnings for the quarter and six months ended June 30, 1996 and 1995, and the condensed statements of cash flows for the six months ended June 30, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAX - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for the quarters and six months ended June 30, 1996 and 1995.

NOTE 3. EXTRAORDINARY ITEM - On April 15, 1996, the company redeemed $85.0 million of its 9.625 percent debentures due 2016. The company recorded an extraordinary loss of $4.8 million ($2.9 million net of taxes), consisting of redemption premiums and the write-off of deferred financing costs.

NOTE 4. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 5. INVENTORIES - Inventories at the balance sheet dates consist of:

                            June 30, 1996       December 31, 1995
                            -------------       -----------------
    Raw materials              $ 91,673              $105,067
    Work in process               7,542                 5,972
    Finished goods               63,508                80,063
                               --------              --------
                               $162,723              $191,102
                               ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Funding

    Net cash provided by operations for the first six months of 1996, as presented in the Condensed Statements of Cash Flows on page 4, totaled $109.5 million, compared with $126.4 million for the same period in 1995.

    The company's ratio of long-term debt to stockholders' equity was .65 to 1 at June 30, 1996, compared with .64 to 1 at December 31, 1995.

The ratio was primarily affected by the issuance of $40.0 million of revenue bonds for qualifying capital projects in Minnesota and the reclassification of $30.0 million of long-term debt to current liabilities: $15.0 million of medium term notes due within one year and $15.0 million of 9.625 percent sinking fund debentures the company intends to redeem within one year.

    Working capital of $54.1 million at June 30, 1996, decreased $74.0 million from December 31, 1995. The decrease was due to changes in several components of working capital. A decrease of $99.9 million in short-term investments and $28.4 million in inventories and an increase of $57.8 million in notes payable were only partially offset by a $90.6 million reduction in current installments on long-term debt and a $17.0 million decrease in accounts payable and accrued liabilities. A significant portion of the reduction in current installments on long-term debt related to the redemption of $85.0 million of the company's
9.625 percent sinking fund debentures due 2016.

    Capital expenditures totaled $138.3 million for the first six months of 1996. Of this amount, the company spent $20.6 million in the wood products segment, which included expenditures for the upgrade of the dry end at the Prescott, Arkansas, sawmill and the modernization of the company's two plywood plants in Idaho. The company spent $61.8 million in the printing papers segment, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $55.8 million. A significant portion of this total related to the replacement of washers at the Lewiston, Idaho, pulp mill. The total also includes spending for the continued development of the hybrid poplar tree farm in Boardman, Oregon, including the purchase of additional acreage to expand the project.

                            Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 9 of this Form 10-Q.
- ----------------------------------------------------------------------
Segment Information                             (Dollars in thousands)
______________________________________________________________________
                                 Second Quarter         Six Months
                                 1996      1995       1996      1995
- ----------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board      $ 40,606  $ 45,364   $ 80,551  $ 97,870
    Lumber                       54,357    45,798     94,917    89,459
    Plywood                      15,834    19,066     32,111    37,950
    Particleboard                 3,244     3,683      6,716     8,432
    Other                         7,114     7,230     16,266    15,822
- ----------------------------------------------------------------------
                                121,155   121,141    230,561   249,533
- ----------------------------------------------------------------------
  Printing papers               107,552   112,289    221,364   220,789
- ----------------------------------------------------------------------
  Other pulp-based products
    Pulp                          2,591     7,831      4,745    11,519
    Paperboard                  100,681   114,078    200,450   219,109
    Tissue                       54,089    41,904    117,569    90,901
- ----------------------------------------------------------------------
                                157,361   163,813    322,764   321,529
- ----------------------------------------------------------------------
Total net sales                $386,068  $397,243   $774,689  $791,851
======================================================================

                                       -6-

- ----------------------------------------------------------------------
Segment Information (continued)                 (Dollars in thousands)
______________________________________________________________________
                                 Second Quarter         Six Months
                                 1996      1995       1996      1995
- ----------------------------------------------------------------------
Operating Income
  Wood products                $ 19,284  $ 22,371  $ 30,318   $ 54,226
  Printing papers                11,406    15,149    23,380     32,790
  Other pulp-based products      13,392    19,508    17,722     27,932
- ----------------------------------------------------------------------
                                 44,082    57,028    71,420    114,948
Corporate                       (14,813)  (18,474)  (34,146)   (38,437)
- ----------------------------------------------------------------------
Earnings before taxes
  on income and
  extraordinary item           $ 29,269  $ 38,554  $ 37,274   $ 76,511
======================================================================

    Net sales realizations declined for most of the company's solid wood and pulp-based products, resulting in lower earnings for the second quarter of 1996, compared with 1995's second quarter. Second quarter 1996 results also include the effects of an extraordinary charge for early extinguishment of debt. Net earnings for the second quarter were $18.1 million or $.63 per common share, before the extraordinary charge. Including the extraordinary charge, earnings were $15.2 million and earnings per common share were $.53. For 1995's second quarter, net earnings were $23.9 million or $.81 per common share. Net sales were $386.1 million, compared with $397.2 million in 1995's second quarter.

    Net earnings for the first half of 1996, before the extraordinary charge, were $23.1 million or $.80 per common share. Including the extraordinary charge, net earnings were $20.2 million or $.70 per common share. Net earnings for the first half of 1995 were $47.4 million or $1.62 per common share. Net sales for the first half of 1996 were $774.7 million, compared with $791.9 million for 1995's first half.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $68.3 million for the first half of 1996, a 5 percent increase from the $65.2 million reported in 1995's first half.

    The wood products segment reported operating income of $19.3 million for the second quarter of 1996, down from 1995's $22.4 million. The earnings decline was primarily due to lower net sales realizations for the company's panel products as well as lower panel product shipments. Increased oriented strand board capacity in the industry continued to adversely affect results for this product line.

    The printing papers segment second quarter operating income was $11.4 million, compared with $15.1 million reported a year ago. Lower net sales realizations were largely responsible for the decline. However, lower pulp costs partially offset the decline in net sales realizations.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported second quarter operating income of $13.4 million, versus $19.5 million last year. Net sales realizations for pulp and paperboard were lower than a year ago, with realizations for pulp less than half of 1995's level. In May the company completed an annual maintenance shutdown at its pulp and paperboard mill in Lewiston, Idaho. It was discovered during the shutdown that repairs need to be made to the facility's largest recovery boiler, which will require an additional shutdown in the fourth quarter of 1996. The costs of the second shutdown will be recognized over the remainder of the year.

    The Consumer Products Division achieved significantly improved results compared with the second quarter of 1995 due to substantially higher shipments and higher net sales realizations, combined with lower pulp costs.

                        POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Changes in Statements of Earnings
                                     (Dollars in thousands)

                                         Quarter Ended June 30           Six Months Ended June 30
                                     ----------------------------     -----------------------------
                                                        Increase                          Increase
                                     1996      1995    (Decrease)     1996       1995    (Decrease)
                                     ----      ----    ----------     ----       ----    ----------
Net sales                          $386,068  $397,243       (3%)    $774,689   $791,851      (2%)
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     33,244    32,491        2%       68,308     65,198       5%
  Materials, labor and other
    operating expenses              290,451   292,804       (1%)     599,000    581,733       3%
  Selling, general and
    administrative expenses          23,624    22,207        6%       48,255     45,401       6%
Earnings from operations             38,749    49,741      (22%)      59,126     99,519     (41%)
Interest expense                    (11,011)  (11,885)      (7%)     (23,234)   (24,489)     (5%)
Interest and dividend income            695       269      158%        1,507        330     357%
Other income (expense), net             835       429         *         (126)     1,151        *
Provision for taxes on income        11,122    14,650      (24%)      14,164     29,074     (51%)
Net earnings before
  extraordinary items                18,146    23,904      (24%)      23,109     47,437     (51%)
Extraordinary item - loss from
  early extinguishment of debt,
  net of taxes                       (2,946)        -         *       (2,946)         -        *
Net earnings                         15,200    23,904      (36%)      20,163     47,437     (57%)

* Not a meaningful figure.

                                   PART II


ITEM 4. Submission of Matters to a Vote of Security Holders

    At the annual meeting of stockholders of the company held on May 16, 1996, the company's stockholders voted in favor of the election of five directors to the company's Board of Directors, the 1995 Stock Incentive Plan, and the ratification of KPMG Peat Marwick LLP as the company's independent auditors for 1996. There were 62,146,851 votes represented which equaled 89.2 percent of the total outstanding votes of 69,634,007. The number of votes for, against or withheld, as well as the number of abstentions, as applicable, as to each matter approved at the annual meeting of stockholders were as follows:

Proposal No. 1
                                 For          Withheld
  Election of 5 Directors
  Kenneth T. Derr             61,200,510       946,341
  Toni Rembe                  61,275,640       871,211
  Richard M. Rosenberg        61,267,862       878,989
  Charles R. Weaver           61,248,939       897,912
  William T. Weyerhaeuser     60,919,143     1,227,708

Proposal No. 2                                                Broker
                              For       Against    Abstain   Non-Votes
  Approval of the 1995
  Stock Incentive Plan     55,817,613  4,208,762  2,120,476  2,422,336

Proposal No. 3
                                      For        Against    Abstain
  Ratification of Selection
  of Independent Auditors          61,198,982    291,735    656,134

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 12 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended June
30, 1996.

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



Date:  August 2, 1996

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                Exhibit Index



Exhibit


                                   PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.