Form 10-Q
period 1996-09-30
POTLATCH CORP
filed 1996-10-31
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended    September 30, 1996     Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of September 30, 1996: 28,844,731 shares of Common Stock, par value $1 per share.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                          Page Number

  ITEM 1. Financial Statements

    Statements of Earnings for the quarter and nine
    months ended September 30, 1996 and 1995                     2

    Condensed Balance Sheets at September 30, 1996
    and December 31, 1995                                        3

    Condensed Statements of Cash Flows for the nine
    months ended September 30, 1996 and 1995                     4

    Notes to Financial Statements                                5

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5 - 9


PART II.  OTHER INFORMATION

  ITEM 6. Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                      11


EXHIBIT INDEX                                                   12

                                 PART I

ITEM 1.  Financial Statements


Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
------------------------------------------------------------------------
                                    Quarter Ended      Nine Months Ended
                                     September 30         September 30
                                    1996      1995       1996       1995
------------------------------------------------------------------------
Net sales                       $398,227  $411,186 $1,172,916 $1,203,037
------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested  37,377    35,598    105,685    100,796
  Materials, labor and other
    operating expenses           299,230   293,432    898,230    875,165
  Selling, general and
    administrative expenses       25,857    21,826     74,112     67,227
------------------------------------------------------------------------
                                 362,464   350,856  1,078,027  1,043,188
------------------------------------------------------------------------
      Earnings from operations    35,763    60,330     94,889    159,849

Interest expense                 (10,138)  (11,714)   (33,372)   (36,203)

Interest and dividend income         280       721      1,787      1,051

Other income, net                  1,443       849      1,317      2,000
------------------------------------------------------------------------
      Earnings before taxes
        on income and
        extraordinary item        27,348    50,186     64,621    126,697

Provision for taxes
  on income (Note 2)               7,807    18,437     21,971     47,511
------------------------------------------------------------------------
Net earnings before
  extraordinary item              19,541    31,749     42,650     79,186

Extraordinary item - loss from
  early extinguishment of debt,
  net of taxes                         -         -     (2,946)         -
------------------------------------------------------------------------
Net earnings                    $ 19,541  $ 31,749 $   39,704 $   79,186
========================================================================
Net earnings per
  common share (Note 3):
  Before extraordinary item        $ .68     $1.09      $1.48      $2.71
  After extraordinary item           .68      1.09       1.38       2.71
Dividends per common share
  (annual rate)                     1.66      1.60       1.66       1.60
Average shares outstanding
  (in thousands)                  28,845    29,147     28,899     29,198
------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1996 amounts unaudited (Dollars in thousands -
  except per-share amounts)
---------------------------------------------------------------------------
                                            September 30,      December 31,
                                                     1996              1995
---------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                       $   11,704        $    7,571
    Short-term investments                          3,917           102,583
    Receivables, net                              141,691           152,407
    Inventories (Note 4)                          174,055           191,102
    Prepaid expenses                               25,033            23,586
---------------------------------------------------------------------------
      Total current assets                        356,400           477,249
  Land, other than timberlands                      9,089             9,089
  Plant and equipment, at cost less
    accumulated depreciation                    1,456,151         1,356,020
  Timber, timberlands and related
    logging facilities                            348,539           352,321
  Other assets                                     73,605            70,632
---------------------------------------------------------------------------
                                               $2,243,784        $2,265,311
===========================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                              $   44,868        $        -
    Current installments on long-term debt         31,379           122,018
    Accounts payable and accrued liabilities      233,424           227,165
---------------------------------------------------------------------------
      Total current liabilities                   309,671           349,183
  Long-term debt                                  622,779           616,132
  Other long-term obligations                     150,509           145,022
  Deferred taxes                                  187,091           180,235
  Put options                                      11,817            12,247
  Stockholders' equity                            961,917           962,492
---------------------------------------------------------------------------
                                               $2,243,784        $2,265,311
===========================================================================
Stockholders' equity per common share              $33.35            $33.23
Working capital                                   $46,729          $128,066
Current ratio                                       1.2:1             1.4:1
---------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
-------------------------------------------------------------------------
                                                        Nine Months Ended
                                                          September 30
                                                     1996            1995
-------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                  $  39,704       $  79,186
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                        105,685         100,796
    Deferred taxes                                  6,856          18,989
    Working capital changes                        27,336         (10,165)
    Other, net                                      3,241            (943)
-------------------------------------------------------------------------
    Net cash provided by operations               182,822         187,863
-------------------------------------------------------------------------
Cash Flows From Financing
  Change in book overdrafts                         5,239           7,905
  Increase (decrease) in notes payable             44,868         (12,881)
  Proceeds from long-term debt                     40,000          25,000
  Repayment of long-term debt                    (123,992)        (37,323)
  Issuance of treasury stock                          229             135
  Purchase of treasury stock                       (5,042)         (5,035)
  Premium on early retirement of debt              (4,088)              -
  Dividends                                       (35,992)        (35,037)
-------------------------------------------------------------------------
    Net cash used for financing                   (78,778)        (57,236)
-------------------------------------------------------------------------
Cash Flows From Investing
  Decrease (increase) in short-term investments    98,411         (32,580)
  Additions to investments                        (46,020)        (44,154)
  Reductions in investments                        57,573          62,125
  Funding of qualified pension plans              (19,734)         (3,000)
  Additions to plant and properties              (196,441)       (113,975)
  Disposition of plant and properties               4,424           2,487
  Other, net                                        1,876          (2,737)
-------------------------------------------------------------------------
    Net cash used for investing                   (99,911)       (131,834)
-------------------------------------------------------------------------
Increase (decrease) in cash                         4,133          (1,207)
Balance at beginning of period                      7,571           9,018
-------------------------------------------------------------------------
Balance at end of period                        $  11,704       $   7,811
=========================================================================

Certain 1995 amounts have been restated to conform to 1996 presentation.

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 1996 and 1995 were $27.4 million and $27.2 million, respectively. Net income tax payments for the nine months ended September 30, 1996 and 1995 were $10.2 million and $29.1 million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
_______________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 1996 and December 31, 1995, and the statements of earnings for the quarter and nine months ended September 30, 1996 and 1995, and the condensed statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAX - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 34 percent for 1996 and 37.5 percent for 1995. The third quarter provision for 1996 and 1995 reflects the adjustment of the tax rate to 34 percent and 37.5 percent, respectively, from 38 percent used for the first half of each year.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                          September 30, 1996    December 31, 1995
                          ------------------    -----------------
    Raw materials              $ 98,974              $105,067
    Work in process               6,715                 5,972
    Finished goods               68,366                80,063
                               --------              --------
                               $174,055              $191,102
                               ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Liquidity and Capital Funding

    Net cash provided by operations for the first nine months of 1996, as presented in the Condensed Statements of Cash Flows on page 4, totaled $182.8 million, compared with $187.9 million for the same period in 1995.

    The company's ratio of long-term debt to stockholders' equity was .65 to 1 at September 30, 1996, compared with .64 to 1 at December 31,
1995. The ratio was primarily affected by the issuance of $40.0 million of revenue bonds for qualifying capital projects in Minnesota and the reclassification of $30.0 million of long-term debt to current liabilities: $15.0 million of medium term notes due within one year and $15.0 million of 9.625 percent sinking fund debentures the company intends to redeem within one year.

    Working capital of $46.7 million at September 30, 1996, decreased $81.3 million from December 31, 1995. The decrease was due to changes in several components of working capital. A decrease of $98.7 million in short-term investments, $10.7 million in accounts receivable and $17.0 million in inventories, combined with an increase of $44.9 million in notes payable were only partially offset by a $90.6 million reduction in current installments on long-term debt. A significant portion of the reduction in current installments on long-term debt related to the redemption of $85.0 million of the company's 9.625 percent sinking fund debentures due 2016.

    Capital expenditures totaled $196.4 million for the first nine months of 1996. Of this amount, the company spent $34.3 million in the wood products segment, which included expenditures for the upgrade of the dry end at the Prescott, Arkansas, sawmill and the modernization of the company's two plywood plants in Idaho. The company spent $87.5 million in the printing papers segment, including expenditures for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $74.5 million. A significant portion of this total related to the replacement of washers at the Lewiston, Idaho, pulp mill. The total also includes spending for the continued development of the hybrid poplar tree farm in Boardman, Oregon, including the purchase of additional acreage to expand the project.

                          Results of Operations

    A summary of period-to-period changes in items included in the the statements of earnings is presented on page 9 of this Form 10-Q.
----------------------------------------------------------------------
Segment Information                             (Dollars in thousands)
----------------------------------------------------------------------
                                  Third Quarter          Nine Months
                                 1996      1995       1996        1995
----------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board    $ 38,726  $ 53,297 $  119,277  $  151,167
    Lumber                     54,129    44,957    149,046     134,416
    Plywood                    11,824    18,343     43,935      56,293
    Particleboard               2,588     3,171      9,304      11,603
    Other                      17,936    12,414     34,202      28,236
----------------------------------------------------------------------
                              125,203   132,182    355,764     381,715
----------------------------------------------------------------------
  Printing papers             110,805   113,791    332,169     334,580
----------------------------------------------------------------------
  Other pulp-based products
    Pulp                        3,812     6,431      8,557      17,950
    Paperboard                101,481   108,412    301,931     327,521
    Tissue                     56,926    50,370    174,495     141,271
----------------------------------------------------------------------
                              162,219   165,213    484,983     486,742
----------------------------------------------------------------------
Total net sales              $398,227  $411,186 $1,172,916  $1,203,037
======================================================================
Operating Income
  Wood products              $ 18,511  $ 30,824 $   48,829  $   85,050
  Printing papers              14,482    13,468     37,862      46,258
  Other pulp-based products    10,908    23,094     28,630      51,026
----------------------------------------------------------------------
                               43,901    67,386    115,321     182,334
Corporate                     (16,553)  (17,200)   (50,700)    (55,637)
----------------------------------------------------------------------
Earnings before taxes
  on income and
  extraordinary item         $ 27,348  $ 50,186 $   64,621  $  126,697
======================================================================

    Lower net sales realizations for the company's paperboard and panel products led to lower earnings for the third quarter of 1996. A change in the company's tax rate, due to recent legislation and a settlement of certain state tax issues, favorably affected results for the quarter. Net earnings for the third quarter were $19.5 million, down from $31.7 million for 1995's third quarter. Earnings per common share were $.68, compared with $1.09 per common share in the third quarter of 1995. Net sales were $398.2 million for the quarter, compared with 1995's $411.2 million.

    Net earnings for the first nine months of 1996 were $42.6 million, or $1.48 per common share, before a $2.9 million extraordinary charge for early extinguishment of debt or $.10 per common share. Including the extraordinary charge, earnings were $39.7 million, or $1.38 per common share. Net earnings for the first nine months of 1995 were $79.2 million, or $2.71 per common share. Net sales for the first nine months of 1996 were $1.17 billion, versus $1.20 billion in 1995.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $105.7 million for the first nine months of 1996, compared with $100.8 million reported in 1995's first nine months.

    The wood products segment reported operating income of $18.5 million for the third quarter of 1996, down from $30.8 million earned in 1995's third quarter. Lower net sales realizations for the company's panel products were largely responsible for the decline. Also, plywood shipments during the quarter were adversely affected by downtime taken at the two Idaho plywood mills to facilitate the shift to industrial grade products.

    Operating income for the printing papers segment was $14.5 million for the quarter, up from $13.5 million in the third quarter of 1995. Shipments were higher for the segment's coated papers, reflecting good strength in high line grades for this time of the year. The segment's two coated paper facilities operated well during the quarter, leading to increased production which positively affected earnings. A decline in average net sales realizations of 7 percent partially offset these benefits.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported third quarter operating income of $10.9 million, compared with $23.1 million a year ago. The decline was primarily due to lower net sales realizations for paperboard, compared to the third quarter of 1995. However, results for the Consumer Products Division continue to show improvement versus 1995.

    Near the end of the quarter the company started up the first of the replacement washers at the Lewiston, Idaho, pulp mill. Additional washers are scheduled to start up during the fourth quarter and it is expected that the substantial operating problems caused by the washers will be largely resolved by year end.

                          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   Changes in Statements of Earnings
                                        (Dollars in thousands)

                                     Quarter Ended September 30       Nine Months Ended September 30
                                     --------------------------       ------------------------------
                                                       Increase                           Increase
                                     1996      1995   (Decrease)      1996       1995    (Decrease)
                                     ----      ----   ----------      ----       ----    ----------
Net sales                          $398,227  $411,186      (3%)   $1,172,916 $1,203,037      (3%)
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     37,377    35,598       5%       105,685    100,796       5%
  Materials, labor and other
    operating expenses              299,230   293,432       2%       898,230    875,165       3%
  Selling, general and
    administrative expenses          25,857    21,826      18%        74,112     67,227      10%
Earnings from operations             35,763    60,330     (41%)       94,889    159,849     (41%)
Interest expense                    (10,138)  (11,714)    (13%)      (33,372)   (36,203)     (8%)
Interest and dividend income            280       721     (61%)        1,787      1,051      70%
Other income, net                     1,443       849       *          1,317      2,000       *
Provision for taxes on income         7,807    18,437     (58%)       21,971     47,511     (54%)
Net earnings before
  extraordinary item                 19,541    31,749     (38%)       42,650     79,186     (46%)
Extraordinary item - loss from
  early extinguishment of debt,
  net of taxes                            -         -       *         (2,946)         -       *
Net earnings                         19,541    31,749     (38%)       39,704     79,186     (50%)

*Not a meaningful figure.

                                PART II

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 12 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended
September 30, 1996.





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



Date: October 31, 1996

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Exhibit Index



Exhibit


                                PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.




