Form 10-K405
period 1996-12-31
POTLATCH CORP
filed 1997-03-27
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File
December 31, 1996                                         Number 1-5313
                                   POTLATCH

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1997, was approximately $1,116 million.

The number of shares of common stock outstanding as of January 31, 1997:
28,878,131 shares of Common Stock, par value of $1 per share.

                     Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1997 annual meeting of stock-holders are incorporated by reference in Part III hereof.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            Index to 1996 Form 10-K



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

      Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the company's industry segments for 1994-1996 is included in Note 13 to the financial statements on pages 34-35 of this report.

Fiber Resources

      The principal source of raw material used in the company's operations is wood fiber obtained from its own timberlands and purchased on the open market. The company owns in fee approximately 1.5 million acres of timberland: 499,000 acres in Arkansas, 675,000 acres in Idaho and 342,000 acres in Minnesota. In addition, the company owns and is developing 22,000 acres in Oregon as a hybrid poplar plantation for pulp fiber.

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

      The company's fee lands provided approximately 79 percent of its sawlogs and plywood logs in 1996 and an average of 66 percent over the past five years. Including the raw materials used for pulp, oriented strand board and particleboard the percentages were 48 percent for 1996 and 39 percent for the past five years.

      Additional logs were purchased under cutting contracts from federal, state and local governments and from private landowners. Such cutting contracts cover areas of varying size and generally have terms ranging from a few months to several years. The company enters into many such contracts each year.
At December 31, 1996, the company estimated its total commitment under such contracts was $55.6 million, which was not significantly different from market value.

      At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue into the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has at times had an adverse effect on wood fiber costs. The long-term effect of this trend on company earnings cannot be predicted. However, the company has implemented plans to develop additional chip fiber supplies, primarily hybrid poplar, for the Lewiston, Idaho, pulp mill and by the year 2000 expects to provide approximately 70 percent of chip fiber requirements for this mill from resources it owns, compared with approximately 34 percent for 1996.

     The company assumes substantially all risk of loss from fire and other hazards on the standing timber it owns, as do most owners of timber tracts in the United States.

Wood Products

     The company manufactures and markets oriented strand board, plywood, particleboard and lumber. These products are sold through the company's sales offices primarily to wholesalers for nationwide distribution.

     To produce these solid wood products, the company owns and operates several manufacturing facilities in Arkansas, Idaho and Minnesota. A description of these facilities is included under Item 2 of this report.

     The forest products industry is highly competitive, and the company competes with substantially larger forest products companies and companies that manufacture substitutes for wood and wood fiber products. For lumber, plywood and particleboard, the company's share of the market is not significant to the total U. S. market for these products. The company believes it is one of the larger manufacturers of oriented strand board ("OSB"). However, its sales of OSB are less than ten percent of the total market for this product, which competes with plywood. The company's principal methods of competing are product quality, service and price.

Printing Papers

     The company produces coated printing papers at two facilities in Minnesota. A description of these facilities is included under Item 2 of this report.

     Pulp for these paper mills is supplied primarily by the company's bleached kraft pulp mill in Minnesota and secondarily by purchases of market pulp, including recycled pulp. Coated papers are used primarily for annual reports, showroom catalogs, art reproductions and high-quality advertising.

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

Other Pulp-Based Products

     The company produces and markets bleached kraft pulp and paperboard, and tissue products. A description of the facilities used to produce these products is included under Item 2 of this report.

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

     Household tissue products - facial and bathroom tissues, towels and napkins - are packaged to order for grocery and drug chains, club stores and cooperative buying organizations. These products are sold to consumers under customer brand names and compete with nationally advertised and other private label brands.

     Methods of sale and distribution of the company's other pulp-based products vary for its several products. The majority of pulp sales are generally made through brokers. The company, in general, maintains domestic sales offices through which it sells paperboard to packaging converters. The majority of international paperboard sales are made through sales representative offices in Japan and Australia. The balance of such sales are made through brokers and agents. Tissue products are sold to major retail outlets.

Environment

     Information regarding environmental matters is included under Item 3 - Legal Proceedings on page 6 and Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 of this report.

Employees

     As of December 31, 1996, the company had approximately 6,700 employees. There are no labor contracts expiring in 1997.

ITEM 2.  Properties

      The principal manufacturing facilities of the company, together with their respective 1996 capacities and production are as follows:

Wood Products                             Capacity             Production
  Oriented Strand Board Plants: (A)
    Bemidji, Minnesota                500,000 m.sq.ft.      468,667 m.sq.ft.
    Cook, Minnesota                   240,000 m.sq.ft.      216,502 m.sq.ft.
    Grand Rapids, Minnesota           350,000 m.sq.ft.      331,865 m.sq.ft.

  Sawmills:
    Prescott, Arkansas (B)             67,000 m.bd.ft.       65,081 m.bd.ft.
    Warren, Arkansas (C)              127,000 m.bd.ft.      124,474 m.bd.ft.
    Lewiston, Idaho                   137,000 m.bd.ft.      136,790 m.bd.ft.
    St. Maries, Idaho                  88,000 m.bd.ft.       84,388 m.bd.ft.
    Bemidji, Minnesota                 80,000 m.bd.ft.       80,596 m.bd.ft.

  Plywood Plants: (A)
    Jaype, Idaho                      151,000 m.sq.ft.      111,385 m.sq.ft.
    St. Maries, Idaho                 154,000 m.sq.ft.      129,016 m.sq.ft.

  Particleboard Plant: (D)
    Post Falls, Idaho                  67,000 m.sq.ft.       63,462 m.sq.ft.


Printing Papers
  Pulp Mill:
    Cloquet, Minnesota                197,000 tons          196,328 tons

  Printing Paper Mills:
    Brainerd, Minnesota               147,000 tons          141,670 tons
    Cloquet, Minnesota                210,000 tons          212,811 tons

Other Pulp-Based Products
  Pulp Mills:
    Cypress Bend, Arkansas            250,000 tons          246,877 tons
    Lewiston, Idaho                   470,000 tons          435,147 tons

  Bleached Paperboard Mills:
    Cypress Bend, Arkansas            270,000 tons          265,791 tons
    Lewiston, Idaho                   340,000 tons          309,111 tons

  Tissue Mill:
    Lewiston, Idaho                   149,000 tons          143,226 tons

  Tissue Converting Facilities:
    Lewiston, Idaho                   108,000 tons           95,503 tons
    Las Vegas, Nevada                  28,000 tons           27,663 tons

(A) 3/8" Basis
(B) In late 1996, the Prescott sawmill began operating two shifts. The 1997 capacity for this facility will be 133,000 m.bd.ft.
(C) There are two sawmills in Warren.
(D) 3/4" Basis

ITEM 3.  Legal Proceedings

     In August 1993, the company received a Notice of Violation ("NOV") from the
U. S. Environmental Protection Agency ("EPA"). The NOV alleged that construction of the company's three oriented strand board plants in Minnesota commenced prior to obtaining proper permits and that particulate emissions from the dryers at one plant exceeded applicable limits. The Minnesota Pollution Control Agency ("MPCA") had previously issued NOVs to the company which set forth the same allegations. In early January 1994, the company entered into an agreement with the MPCA which resolved the alleged violations under its NOVs by agreeing to install additional pollution control equipment at all three plants and pay a civil penalty of $300,000. The agreement did not resolve the EPA allegations. In January 1995, the EPA informed the company that it referred the matter to the United States Department of Justice to commence a civil enforcement action against the company. As of December
31, 1996, no such action had been filed against the company. The company believes that it has legal and equitable defenses to the alleged violations.

     In February 1997, the company received an NOV from Region 10 of the EPA. The NOV alleges that the company violated the Prevention of Significant Deterioration permit requirements and permit requirements of the Idaho State Implementation Plan by burning tire derived fuel in the company's No. 4 power boiler in Lewiston, Idaho, in quantities which caused SO2 emissions to exceed permitted amounts over a five-year period beginning in 1992. Although no relief has been specified by the EPA, the NOV sets forth EPA's authority to seek, among other things, penalties of up to $25,000 per day for each violation. The company believes it has defenses to the alleged violations and has scheduled a conference with the EPA for the purpose of presenting information bearing on the alleged violations.

     In December 1995, the company filed a complaint against Beloit Corporation in the District Court of the State of Idaho, Nez Perce County: Second
District. The complaint alleges that a pulp washer system supplied by Beloit Corporation and installed at the company's pulp mill in Lewiston, Idaho, has experienced massive defects and deficiencies and has failed to meet contract performance requirements and criteria. In this action, the company is seeking damages of approximately $80 million for reimbursement of costs incurred to repair, maintain and replace the washers, and for losses resulting from performance deficiencies. In addition, the company is seeking recovery of lost revenue in an amount to be determined at trial, currently scheduled to begin in April, 1997.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

Executive Officers of the Registrant

     Information as of March 1, 1997, and for the past five years concerning the executive officers of the company is as follows:

     John M. Richards (age 59), first elected an officer in 1972, has served as Chairman of the Board and Chief Executive Officer since May 1994. Prior to
May 1994 he was President and Chief Operating Officer. He was elected a director of the company effective January 1991. He is a member of the Finance Committee of the Board of Directors.

     L. Pendleton Siegel (age 54), first elected an officer in 1983, has served as President and Chief Operating Officer since May 1994. From August 1993 to May 1994, he was Executive Vice President, Pulp-Based Operations and Planning. From March 1992 through July 1993, he was Group Vice President, Pulp and Paperboard. Prior to March 1992, he was Group Vice President, Wood Products. In addition, from October 1990 through May 1994, he was also responsible for planning and business development.

     Craig H. Nelson (age 40), first elected an officer in 1996, has served as Vice President, Consumer Products Division since May 1996. From April 1993 through April 1996, he was an appointed officer serving as Vice President, Manufacturing, for the Consumer Products Division's Lewiston mill. Prior to April 1993, he was project manager for the No. 3L tissue machine in the Consumer Products Division.

     Richard L. Paulson (age 55), first elected an officer in 1992, has served as Vice President, Minnesota Pulp and Paper Division since May 1996. From January 1993 through April 1996, he was Vice President, Consumer Products Division. Prior to January 1993, he was an appointed officer serving as Vice President, Manufacturing, for the Minnesota Pulp and Paper Division's Brainerd plant.

     George E. Pfautsch (age 61), first elected an officer in 1971, is Senior Vice President, Finance and Chief Financial Officer. From January 1993 through May 1994, he also served as Treasurer.

     Charles R. Pottenger (age 57), first elected an officer in 1991, has served as Group Vice President, Pulp and Paperboard since August 1993. Prior to
August 1993, he was Vice President, Minnesota Pulp and Paper Division.

     Thomas J. Smrekar (age 54), first elected an officer in 1992, has served as Group Vice President, Wood Products since March 1992. Prior to March 1992, he was an appointed officer serving as Minnesota Wood Products Division Vice President.

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

                              PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                                    1996                    1995

Quarter                       High         Low        High         Low

    1st                     $43.88      $38.25      $44.00      $37.13
    2nd                      43.88       38.50       44.00       41.25
    3rd                      39.75       35.13       44.13       39.50
    4th                      44.88       38.38       42.25       38.63
    Year                     44.88       35.13       44.13       37.13

      In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 3,700 common stockholders of record at December 31, 1996.

Quarterly dividend payments per common share for the past two years were:

Quarter                      1996        1995

    1st                     $ .415       $ .40
    2nd                       .415         .40
    3rd                       .415         .40
    4th                       .425         .415
                            ------       ------
                            $1.670       $1.615
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                              PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information regarding the directors of the company is set forth under the heading "Information with Respect to Nominees for Election and Directors Continuing in Office" on pages 3-5 of the company's definitive proxy statement, dated March 26, 1997, for the 1997 annual meeting of stockholders (the "1997 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4.

ITEM 11.  Executive Compensation

     Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 9-19 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of management, included under the heading "Stock Ownership of Directors and Executive Officers" on pages 7-8 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

     Information set forth under the heading "Certain Transactions" on page 19 of the 1997 Proxy Statement is incorporated herein by reference.


                              PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) Financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 11 of this Form 10-K.

 (b)  No reports on Form 8-K were filed for the quarter ended December 31, 1996.

 (c) Exhibits are listed in the Exhibit Index on pages 39-41 of this Form 10-K.

                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               POTLATCH CORPORATION
                                                   (Registrant)

Date: March 27, 1997                           By  John M. Richards
                                                   John M. Richards
                                                   Chairman of the Board
                                                   and Chief Executive
                                                   Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1997, by the following persons on behalf of the company in the capacities indicated.

By John M. Richards
   John M. Richards                        RICHARD A. CLARKE*
   Director and Chairman of                Director
   the Board and Chief                     KENNETH T. DERR*
   Executive Officer                       Director
   (Principal Executive Officer)           ALLEN F. JACOBSON*
                                           Director
By L. Pendleton Siegel                     GEORGE F. JEWETT, JR.*
   L. Pendleton Siegel                     Director
   President and Chief                     RICHARD B. MADDEN*
   Operating Officer                       Director
   (Principal Operating Officer)           RICHARD M. MORROW*
                                           Director
By George E. Pfautsch                      VIVIAN W. PIASECKI*
   George E. Pfautsch                      Director
   Senior Vice President,                  TONI REMBE*
   Finance and Chief                       Director
   Financial Officer                       REUBEN F. RICHARDS*
   (Principal Financial Officer)           Director
                                           RICHARD M. ROSENBERG*
By Terry L. Carter                         Director
   Terry L. Carter                         ROBERT G. SCHWARTZ*
   Controller                              Director
   (Principal Accounting Officer)          CHARLES R. WEAVER*
                                           Director
                                           FREDERICK T. WEYERHAEUSER*
                                           Director
                                           DR. WILLIAM T. WEYERHAEUSER*
                                           Director


                                           *By Betty R. Fleshman
                                               Betty R. Fleshman
                                               (Attorney-in-fact)

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

        Index to Consolidated Financial Statements and Schedules


                                                                      Page
                                                                     Number

The following documents are filed as part of this Report:

Consolidated Financial Statements:

  Selected Financial Data                                               12

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                  12 - 17

  Statements of Earnings for the years ended December 31,
    1996, 1995 and 1994                                                 18

  Balance Sheets at December 31, 1996 and 1995                          19

  Statements of Cash Flows for the years ended December 31,
    1996, 1995 and 1994                                                 20

  Statements of Stockholders' Equity for the years ended
    December 31, 1996, 1995 and 1994                                    21

  Summary of Principal Accounting Policies                         22 - 23

  Notes to Financial Statements                                    24 - 36

  Independent Auditors' Report                                          37

Schedules:

  II.  Valuation and Qualifying Accounts                                38

         All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.


          Potlatch Corporation and Consolidated Subsidiaries
                       Selected Financial Data
          (Dollars in thousands - except per-share amounts)

                                  1996        1995        1994        1993        1992
--------------------------------------------------------------------------------------
Net sales                   $1,554,449  $1,605,206  $1,471,258  $1,368,854  $1,326,612
Net earnings (loss):
  Before accounting changes
    and extraordinary item      61,534     108,546      48,995      38,339      78,914
  After accounting changes
    and extraordinary item      58,089     108,546      48,995     (11,953)     78,914
Net cash provided by
  operations, excluding
  working capital changes      228,364     273,418     197,879     170,698     166,214
Working capital                117,966     128,066     142,728     129,138     153,537
Current ratio                 1.5 to 1    1.4 to 1    1.6 to 1    1.7 to 1    1.9 to 1

Long-term debt
  (noncurrent portion)      $  672,048  $  616,132  $  633,473  $  707,131  $  634,209
Stockholders' equity           954,195     943,904     901,619     901,076     955,581
Debt to stockholders'
  equity ratio                .70 to 1    .65 to 1    .70 to 1    .78 to 1    .66 to 1

Capital expenditures        $  239,908  $  170,654  $  104,389  $  201,655  $  179,539
Total assets                 2,265,679   2,265,311   2,081,229   2,085,652   2,015,747

Net earnings (loss)
  per common share:
  Before accounting changes
    and extraordinary item       $2.13      $ 3.72       $1.68      $ 1.31      $ 2.71
  After accounting changes
    and extraordinary item        2.01        3.72        1.68        (.41)       2.71
Cash dividends
  per common share                1.67       1.615        1.57       1.515       1.425
Average common shares
  outstanding,
  (in thousands)                28,888      29,157      29,217      29,184      29,110
======================================================================================

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

      Liquidity of a company can be measured by several factors. Of major importance are:

         .  Capability of generating earnings and cash flow
         .  Maintenance of a sound financial structure
         .  Access to capital markets
         .  Maintenance of adequate working capital

      In 1996, the company's net cash provided by operations, excluding working capital changes, as presented in the Statements of Cash Flows on page 20, totaled $228.4 million, compared with $273.4 million in 1995 and $197.9 million in 1994.

      The ratio of long-term debt to stockholders' equity was .70 to 1 at December 31, 1996, compared with .65 to 1 at December 31, 1995, and .70 to 1 at December 31, 1994. Several transactions during the year affected the ratio. In April, the company issued $40.0 million of revenue bonds, the proceeds of which are being used to fund qualifying capital projects in Minnesota. In addition, the company had $50.0 million of commercial paper classified as long-term debt at December 31, 1996. Total commercial paper outstanding at December 31, 1996, was $64.3 million. The ratio was also affected by the reclassification of $30.0 million from long-term to current:
$15.0 million of the company's medium-term notes, due to the notes maturing in 1997; and, the remaining $15.0 million of 9.625 percent sinking fund debentures, which the company intends to redeem in 1997.

      In October, the company refinanced several revenue bond issues totaling $108.3 million, by issuing similar revenue bonds and using the proceeds to retire the original debt. While the transactions did not affect the debt-to-equity ratio, the refinancing lowered the weighted average effective interest rate associated with the bonds to approximately 6.0 percent from approximately
6.8 percent. The new bonds will mature in approximately 29 years, versus an average remaining life of approximately 10 years for the old bonds.

      At December 31, 1996, the company had credit lines totaling $150.0 million for general corporate purposes. Of that amount, $50.0 million was in short-term lines and $100.0 million was in a revolving credit agreement. At
December 31, 1996, there were no borrowings by the company under any credit lines. The company uses the credit lines to back its issuance of commercial paper.

      One of the company's stated objectives is to maintain a sound financial structure. In that regard, the company believes that debt ratings within investment grade categories are important for long-term access to capital markets. At the end of 1996, the company's senior long-term debt was rated
A- by Standard & Poors and Duff and Phelps, and Baa1 by Moody's. With the company's ability to generate cash flow and its access to capital markets, the company believes it is capable of funding capital expenditures, working capital and other liquidity needs for the foreseeable future.

      At December 31, 1996, working capital was $118.0 million, compared with $128.1 million at December 31, 1995, and $142.7 million at December 31, 1994. The decrease in 1996 was a result of a reduction in short-term investments of $98.0 million and inventories of $14.2 million combined with an increase in notes payable of $14.3 million. Partially offsetting these amounts was an increase in receivables of $10.7 million and decreases in current installments on long-term debt and accounts payable and accrued liabilities of $90.6 million and $12.7 million, respectively.

Capital Resources and Funding

     Capital expenditures totaled $239.9 million in 1996, compared with $170.7 million in 1995 and $104.4 million in 1994.

     During 1996, the company spent $44.0 million in the wood products segment. Major projects included upgrading the dry end of the Prescott, Arkansas, sawmill and modernization of the company's two plywood plants in Idaho. The Prescott sawmill upgrade, which was nearing completion at year end, should provide significant gains in productivity and efficiency. The Idaho plywood plants, located in St. Maries and Jaype, are now producing primarily higher-value industrial plywood instead of commodity sheathing plywood as a result of completion of the projects at those mills late in the year.

      Capital spending in the printing papers segment totaled $103.6 million. The majority of the expenditures related to the modernization and expansion of the Cloquet, Minnesota, pulp mill. Activity focused on the fiber line portion of the project, which was completed and began operating in December, and initial construction of the recovery boiler and turbine generator.

      Spending in the other pulp-based products segment totaled $92.1 million. A significant portion of this amount related to the replacement of washers at the Lewiston, Idaho, pulp mill. This project is already having a positive effect on production results. The ongoing development of the company's hybrid poplar farm in Boardman, Oregon, also accounted for a large share of the expenditures for the segment. After harvest of these trees begins in 1999, it is anticipated that the Lewiston pulp mill will receive approximately 20 percent of its annual chip fiber needs from this source.

      Authorized but unexpended appropriations totaled $324.1 million at December 31, 1996. Of that amount, $219.5 million is budgeted to be expended in 1997. Such expenditures will include the continuing modernization and expansion of the Cloquet pulp mill, where work on a recovery boiler and turbine generator will continue; the continued development of the hybrid poplar plantation in Boardman; and the continuation of the washer replacement project at the Lewiston pulp mill. Other projects with significant budgeted expenditures in 1997 include a caustic plant upgrade and new green liquor clarifier at the Lewiston pulp mill and installation of pollution control equipment at the company's oriented strand board plants in Cook and Bemidji, Minnesota. The 1997 capital program will be funded primarily from internally generated sources.

      Historically, the company has spent less on capital expenditures than the annual amount budgeted. In 1996, the company spent $73.3 million less than the $313.2 million budgeted. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

      In December 1994, the company announced a stock repurchase program which authorizes the company to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. In 1995, the company acquired a total of 271,600 shares under the program through a combination of put option exercises and open market purchases. In 1996, the company acquired an additional 127,200 shares, bringing the total number of shares repurchased to 398,800.

Environment

     The company is subject to extensive federal and state environmental control regulations at its operating facilities. The company endeavors to comply with all environmental regulations and monitors its activities on a regular basis for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $13.0 million during 1996 and are budgeted to be approximately $9.0 million in 1997. In addition, the company made expenditures for pollution control facilities as part of major mill modernizations and expansions currently under way.

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

Results of Operations
Comparison of 1996 with 1995

     Potlatch consolidated net sales of $1.55 billion were slightly below 1995's $1.61 billion. For 1996, net earnings were $61.5 million, before a $3.4 million extraordinary charge for early extinguishment of debt. Including the charge, net earnings were $58.1 million. By comparison, 1995 net earnings were $108.5 million. Net earnings per common share for 1996 were $2.13 before the extraordinary charge, or $2.01 including the charge, compared to $3.72 per common share for 1995.

     Weaker market conditions in 1996 for the company's paperboard and panel products, plus weather-related problems during the first quarter, contributed to lower earnings for the year.

     Operating income for the wood products segment was $68.1 million, down from the $122.2 million earned in 1995. Lower net sales realizations and shipments for the company's panel products were the primary reason for the decline. Oriented strand board was especially affected due to a significant increase in production capacity within the industry. Downtime taken to shift the Idaho plywood plants to industrial-grade products and operating problems caused by flooding in Idaho early in the year also negatively affected earnings. The segment did experience improved shipments and net sales realizations for lumber over 1995.

     At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed largely due to environmental pressures that are expected to continue into the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has at times had an adverse effect on wood fiber costs. The long-term effect of this trend on company earnings cannot be predicted. However, the company has implemented plans to develop additional chip fiber supplies for the Lewiston, Idaho, pulp mill and by the year 2000 expects to provide approximately 70 percent of chip fiber requirements for this mill from resources it owns, compared with approximately 34 percent for 1996.

     The printing papers segment reported operating income of $48.6 million, compared with $50.6 million in 1995. Lower net sales realizations, partially due to a less favorable product mix, offset higher shipments during 1996. The company's two coated paper facilities operated well during the year, lowering production costs and having a positive effect on the year's results.

     Operating income for the other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, was $40.9 million in 1996, versus $70.8 million reported in 1995. A decrease in paperboard net sales realizations plus weather-related operating problems during the first quarter of 1996 were largely responsible for the lower results. An unplanned shutdown at the company's Lewiston, Idaho, pulp mill late in the year to repair a recovery boiler also negatively affected earnings. The Consumer Products Division benefited from increased shipments of 8 percent, higher net sales realizations and lower pulp costs to record significantly improved results over 1995, partially offsetting the weaker results for paperboard. The 1996 segment operating income includes a one-time $3.0 million actuarial gain on postretirement benefit programs, which is included in Other income (expense), net, in the Statements of Earnings.

Comparison of 1995 with 1994

     Potlatch consolidated net sales of $1.61 billion in 1995 increased 9 percent from 1994's $1.47 billion. Net earnings were $108.5 million, compared with $49.0 million earned in 1994. Net earnings per common share for 1995 were $3.72, versus $1.68 for 1994. The 1994 amount included a $.21 per share first quarter charge for early retirement programs.

     Market improvements throughout the company's pulp-based businesses in 1995 resulted in increased earnings for this portion of Potlatch's operations, which more than offset lower results for solid wood products. At the end of 1995, most markets for pulp-based products had begun to soften.

     In 1995, the wood products segment reported operating income of $122.2 million, down from $160.3 million earned in 1994. Lower net sales realizations for most of the company's lumber and panel products were the primary factor for the decline. Realizations were lower due to decreased demand from the high levels in 1994 and also due to increased imports from Canada. Results for 1995 include a $2.0 million charge related to early retirement programs in Arkansas.

     Operating income for the printing papers segment was $50.6 million in 1995, a 26 percent increase over 1994's $40.2 million. Higher net sales realizations were largely responsible for the increase. Higher pulp costs and slightly lower shipments partially offset the improved results.

     The other pulp-based products segment, which includes the Pulp and

Paperboard Group and the Consumer Products Division, reported operating income of $70.8 million in 1995 versus a loss of $53.5 million for 1994. The 1994 results included a first quarter charge for early retirement programs of $10.0 million. Substantially higher net sales realizations for pulp, paperboard and tissue combined with higher shipments were the primary reasons for the favorable comparison. The Consumer Products Division operated well during 1995. Also, during the first half of 1995, both of the company's pulp and paperboard mills in Lewiston, Idaho, and McGehee, Arkansas, operated at improved levels over 1994. The Arkansas mill continued to operate well during the second half of 1995. However, during the annual maintenance shutdown at the Lewiston mill in September, additional structural problems with the pulp mill washers were discovered. Temporary repairs were made during the fourth quarter of 1995. These problems had an adverse effect on segment earnings.


Income Taxes

      The company's effective tax rates, excluding an extraordinary item, for 1996, 1995 and 1994 were 28.7 percent, 36.5 percent and 35.5 percent, respectively.

                 Potlatch Corporation and Consolidated Subsidiaries
                               Statements of Earnings
                  (Dollars in thousands - except per-share amounts)


For the years ended December 31                   1996         1995         1994
--------------------------------------------------------------------------------
Net sales                                   $1,554,449   $1,605,206   $1,471,258
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                       141,521      137,031      138,251
  Materials, labor and other operating
    expenses                                 1,186,127    1,158,002    1,121,491
  Selling, general and administrative
    expenses                                   104,114       90,569       82,799
--------------------------------------------------------------------------------
                                             1,431,762    1,385,602    1,342,541
--------------------------------------------------------------------------------
Earnings from operations                       122,687      219,604      128,717

Interest expense, net of capitalized
  interest of $10,280 ($4,083 in 1995 and
  $2,799 in 1994)                              (43,869)     (47,976)     (51,137)
Interest and dividend income                     2,457        2,019          348
Other income (expense), net (Note 14)            5,051       (2,708)      (1,967)
--------------------------------------------------------------------------------
Earnings before taxes on income and
  extraordinary item                            86,326      170,939       75,961

Provision for taxes on income (Note 4)          24,792       62,393       26,966
--------------------------------------------------------------------------------
Net earnings before extraordinary item          61,534      108,546       48,995

Extraordinary item - loss from
  early extinguishment of debt,
  net of tax (Note 5)                           (3,445)           -            -
--------------------------------------------------------------------------------
Net earnings                                $   58,089   $  108,546   $   48,995
================================================================================
Net earnings per common share:
  Before extraordinary item*                     $2.13        $3.72        $1.68
  After extraordinary item*                       2.01         3.72         1.68
================================================================================

* Net earnings per common share for 1994 include a charge of $.21 for early retirement programs.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                 Potlatch Corporation and Consolidated Subsidiaries
                                   Balance Sheets
                 (Dollars in thousands - except per-share amounts)


At December 31                                                       1996         1995
--------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash (Note 9)                                                $    7,740   $    7,571
  Short-term investments (Note 9)                                   4,576      102,583
  Receivables, net of allowance for doubtful
    accounts of $2,275 ($2,365 in 1995)                           163,075      152,407
  Inventories (Note 1)                                            176,899      191,102
  Prepaid expenses (Note 4)                                        25,821       23,586
--------------------------------------------------------------------------------------
Total current assets                                              378,111      477,249
Land, other than timberlands                                        9,088        9,089
Plant and equipment, at cost less
  accumulated depreciation of $1,180,023
  ($1,096,984 in 1995) (Note 2)                                 1,465,682    1,356,020
Timber, timberlands and related logging
  facilities, net (Note 3)                                        349,466      352,321
Other assets                                                       63,332       70,632
--------------------------------------------------------------------------------------
                                                               $2,265,679   $2,265,311
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Notes 5 and 9)                                $   14,281   $        -
  Current installments on long-term debt (Notes 5 and 9)           31,379      122,018
  Accounts payable and accrued liabilities (Note 6)               214,485      227,165
--------------------------------------------------------------------------------------
Total current liabilities                                         260,145      349,183
--------------------------------------------------------------------------------------
Long-term debt (Notes 5 and 9)                                    672,048      616,132
--------------------------------------------------------------------------------------
Other long-term obligations (Note 7)                              148,092      145,022
--------------------------------------------------------------------------------------
Deferred taxes (Note 4)                                           223,441      198,823
--------------------------------------------------------------------------------------
Put options (Notes 8 and 9)                                         7,758       12,247
--------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock
    Authorized 4,000,000 shares                                         -            -
  Common stock, $1 par value
    Authorized 40,000,000 shares, issued 32,721,980 shares         32,722       32,722
  Additional paid-in capital                                      125,937      125,650
  Retained earnings                                               892,667      882,832
  Common shares in treasury 3,855,999 (3,760,124 in 1995)         (97,131)     (97,300)
--------------------------------------------------------------------------------------
Total stockholders' equity                                        954,195      943,904
--------------------------------------------------------------------------------------
                                                               $2,265,679   $2,265,311
======================================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                               -19-

             Potlatch Corporation and Consolidated Subsidiaries
                          Statements of Cash Flows
                           (Dollars in thousands)
For the years ended December 31                    1996        1995        1994
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Net earnings                                  $  58,089   $ 108,546   $  48,995
Adjustments to reconcile net earnings
  to cash provided by operations:
  Depreciation, amortization and cost of
    fee timber harvested                        141,521     137,031     138,251
  Deferred taxes                                 24,618      29,153      12,764
  Other, net                                      4,136      (1,312)     (2,131)
-------------------------------------------------------------------------------
Cash provided by operations excluding
  working capital changes                       228,364     273,418     197,879
-------------------------------------------------------------------------------
Increase in receivables                         (10,668)    (14,989)    (18,817)
Decrease (increase) in inventories               14,203     (38,866)      3,324
Decrease (increase) in prepaid expenses          (2,235)      2,271         (99)
Increase (decrease) in accounts payable
  and accrued liabilities                        (4,888)     25,721         618
-------------------------------------------------------------------------------
Cash used for working capital changes            (3,588)    (25,863)    (14,974)
-------------------------------------------------------------------------------
Net cash provided by operations                 224,776     247,555     182,905
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
Change in book overdrafts                        (7,792)      4,566       5,302
Increase (decrease) in notes payable             14,281     (12,881)     12,881
Proceeds from long-term debt                    197,543     124,785           -
Repayment of long-term debt                    (232,266)    (38,939)    (61,884)
Issuance of treasury stock                          722         193         542
Purchase of treasury stock                       (5,042)    (11,285)          -
Premium on early retirement of debt              (4,088)          -           -
Dividends on common stock                       (48,254)    (47,096)    (45,870)
-------------------------------------------------------------------------------
Net cash provided by (used for) financing       (84,896)     19,343     (89,029)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments    97,411    (100,411)     19,816
Additions to investments                        (48,008)    (46,418)    (15,244)
Reductions in investments                        69,573      66,717       4,012
Funding of qualified pension plans              (19,734)     (8,918)     (8,303)
Additions to plant and equipment, and to
  land other than timberlands                  (231,392)   (160,222)    (95,254)
Additions to timber, timberlands and
  related logging facilities                     (8,516)    (10,432)     (9,135)
Disposition of plant and properties               5,146       3,293       4,561
Other, net                                       (4,191)    (11,954)      7,876
-------------------------------------------------------------------------------
Net cash used for investing                    (139,711)   (268,345)    (91,671)
-------------------------------------------------------------------------------
Increase (decrease) in cash                         169      (1,447)      2,205
Balance at beginning of year                      7,571       9,018       6,813
-------------------------------------------------------------------------------
Balance at end of year                        $   7,740   $   7,571   $   9,018
===============================================================================

Certain balances for 1995 and 1994 have been restated to conform to the 1996 presentation.

Net interest paid (net of amounts capitalized) in 1996, 1995 and 1994 was $47.1 million, $47.7 million and $51.2 million, respectively.  Net income taxes paid in 1996, 1995 and 1994 were $18.0 million, $36.0 million and $12.4 million, respectively.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                               -20-

           Potlatch Corporation and Consolidated Subsidiaries
                   Statements of Stockholders' Equity
            (Dollars in thousands - except per-share amounts)


For the years ended December 31                     1996       1995       1994
------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                    $125,650   $125,564   $125,346
Exercise of stock options                            287         86        218
------------------------------------------------------------------------------
Balance at end of year                          $125,937   $125,650   $125,564
==============================================================================

RETAINED EARNINGS
Balance at beginning of year,
   as previously reported                                             $836,845
Effect of an adjustment related to SFAS No. 109                        (18,588)
                                                                      --------
Balance at beginning of year, as restated       $882,832   $818,040    818,257
Net earnings                                      58,089    108,546     48,995
Common dividends, $1.67 per share ($1.615 per
   share in 1995 and $1.57 per share in 1994)    (48,254)   (47,096)   (45,870)
Minimum pension liability adjustment                   -      3,342     (3,342)
------------------------------------------------------------------------------
Balance at end of year                          $892,667   $882,832   $818,040
==============================================================================

COMMON SHARES IN TREASURY
Balance at beginning of year 3,760,124 shares
   (3,497,499 in 1995 and 3,522,834 in 1994)    $ 97,300   $ 74,707   $ 75,249
Shares purchased at cost 127,200 shares
   (271,600 in 1995)                               5,239     11,285          -
Exercise of stock options 31,325 shares
   (8,975 in 1995 and 25,335 in 1994)               (722)      (193)      (542)
Put options                                       (4,489)    12,247          -
Premium on issuance of put options                  (197)      (746)         -
------------------------------------------------------------------------------
Balance at end of year 3,855,999 shares
   (3,760,124 in 1995 and 3,497,499 in 1994)    $ 97,131   $ 97,300   $ 74,707
==============================================================================

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

      Potlatch Corporation is an integrated forest products company with substantial timber resources. It is engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and other pulp-based products. Its timberlands and all of its manufacturing facilities are located within the continental United States. The primary market for the company's products is the United States, although it sells a significant amount of paperboard to countries in the Pacific Rim.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Inventories

      Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber, plywood, particleboard and chips. The average cost method is used to determine cost of all other inventories.

Earnings Per Common Share

      Earnings per common share are computed on the weighted average number of common shares outstanding each year. Outstanding stock options are common stock equivalents but are excluded from earnings per common share computations due to immateriality. The weighted average number of common shares used in earnings per common share computations for 1996, 1995 and 1994 were 28,887,962; 29,156,681; and 29,217,261, respectively.

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

Income Taxes

      The provision for taxes on income is based on earnings reported in the financial statements. Deferred income taxes are recorded for the temporary differences between reported earnings and taxable income using current tax laws and rates.

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

                Potlatch Corporation and Consolidated Subsidiaries
                          Notes to Financial Statements
Note 1.  Inventories

------------------------------------------------------------------------------
(Dollars in thousands)                                    1996            1995
------------------------------------------------------------------------------
Logs, pulpwood, chips and sawdust                     $ 23,271        $ 27,710
Lumber and other manufactured wood products              9,459           7,324
Pulp, paper and converted paper products                82,783          95,580
Materials and supplies                                  61,386          60,488
------------------------------------------------------------------------------
                                                      $176,899        $191,102
==============================================================================
Valued at lower of cost or market:
  Last-in, first-out basis                            $ 29,467        $ 32,322
  Average cost basis                                   147,432         158,780
------------------------------------------------------------------------------
                                                      $176,899        $191,102
==============================================================================

      If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $25.5 million higher at December 31, 1996, and $30.7 million higher at December 31, 1995.

Note 2. Plant and Equipment

------------------------------------------------------------------------------
(Dollars in thousands)                                    1996            1995
------------------------------------------------------------------------------
Land improvements                                   $   56,062      $   56,170
Buildings and structures                               373,000         369,800
Machinery and equipment                              1,955,581       1,763,660
Other                                                   93,920          81,701
Construction in progress                               167,142         181,673
------------------------------------------------------------------------------
                                                    $2,645,705      $2,453,004
==============================================================================

      Depreciation charged against income amounted to $118.7 million in 1996 ($116.9 million in 1995 and $119.6 million in 1994).

      Authorized but unexpended appropriations for capital projects totaled $324.1 million at December 31, 1996. Of that amount, $219.5 million is budgeted to be expended in 1997.

      Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement establishes accounting standards for the impairment of long-lived assets, certain intangible assets and goodwill, as well as for long-lived assets and certain intangible assets to be disposed of. The effect of implementing the new standard was immaterial.

Note 3.  Timber, Timberlands and Related Logging Facilities

------------------------------------------------------------------------------
(Dollars in thousands)                                      1996          1995
------------------------------------------------------------------------------
Timber and timberlands                                  $314,032      $321,439
Related logging facilities                                35,434        30,882
------------------------------------------------------------------------------
                                                        $349,466      $352,321
==============================================================================

      Timber, timberlands and related logging facilities are stated at cost less cost of fee timber harvested and amortization. Cost of fee timber harvested amounted to $18.9 million in 1996 ($16.2 million in 1995 and $15.1 million in 1994). Amortization of logging roads and related facilities amounted to $1.3 million in 1996 ($1.3 million in 1995 and $1.1 million in 1994).

      The company purchases logs under cutting contracts from federal, state and local governments and from private landowners. Such cutting contracts cover areas of varying size and generally have terms ranging from a few months to several years. The company enters into many such contracts each year. At December 31, 1996, the company estimated its total commitment under such contracts was $55.6 million, which was not significantly different from market value.

Note 4.  Taxes on Income

      Provision for taxes on income, excluding an extraordinary item, is comprised of the following:

------------------------------------------------------------------------------
(Dollars in thousands)                        1996          1995          1994
------------------------------------------------------------------------------
Current                                    $ 9,063      $ 32,772      $ 18,771
Deferred                                    15,729        29,621         8,195
------------------------------------------------------------------------------
Provision for taxes on income              $24,792      $ 62,393      $ 26,966
==============================================================================

      The provision for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

------------------------------------------------------------------------------
(Dollars in thousands)                        1996          1995          1994
------------------------------------------------------------------------------
Computed "expected" tax expense            $30,214       $59,829       $26,586
State and local taxes, net of federal
  income tax benefits                        2,936         6,101         2,755
Tax credits and other benefits              (8,059)       (2,121)       (1,388)
All other items                               (299)       (1,416)         (987)
------------------------------------------------------------------------------
Provision for taxes on income              $24,792       $62,393       $26,966
Effective tax rate                           28.7%         36.5%         35.5%
==============================================================================

     Principal current and noncurrent deferred tax assets and liabilities at December 31:

------------------------------------------------------------------------------
(Dollars in thousands)                                     1996           1995
------------------------------------------------------------------------------
Current deferred tax assets:
  Employee benefits                                   $  19,589      $  17,441
  Inventories                                             1,529          1,927
  Net operating loss                                          -          1,694
  Other                                                     284           (994)
------------------------------------------------------------------------------
Total current asset(1)                                   21,402         20,068
------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
  Postretirement benefits                                47,414         45,256
  Alternative minimum tax                                36,398         35,889
  Plant and equipment                                  (279,807)      (256,436)
  Timber, timberlands and related logging facilities    (20,984)       (19,862)
  Pensions                                              (13,009)       (11,513)
  Other, net                                              6,547          7,843
------------------------------------------------------------------------------
Total net noncurrent liability                         (223,441)      (198,823)
------------------------------------------------------------------------------
Net deferred tax liability                            $(202,039)     $(178,755)
==============================================================================

(1) Included in Prepaid expenses in the Balance Sheets.

     The company's federal income tax returns have been examined and settlements have been reached for all years through 1988, except for a petition which has been filed with the U.S. Tax Court regarding the deductibility of certain expenses on the company's 1985 federal income tax return. The company believes that adequate provision has been made for possible assessments of additional taxes.

Note 5.  Debt

------------------------------------------------------------------------------
(Dollars in thousands)                                      1996          1995
------------------------------------------------------------------------------
Revenue bonds fixed rate 5.8% to 9% due 1997
  through 2026                                          $138,223      $140,952
Revenue bonds variable rate due 2007 through 2030         99,826        59,813
Debentures 6.95% due 2015                                 99,797        99,786
Credit sensitive debentures 9.125% due 2009              100,000       100,000
Sinking fund debentures 9.625% due 2016                   15,000       100,000
Medium-term notes fixed rate 7.55% to 9.46%
  due 1996 through 2022                                  200,000       235,000
Commercial paper 5.65% to 5.95%                           50,000             -
Other notes                                                  581         2,599
------------------------------------------------------------------------------
                                                         703,427       738,150
Less current installments on long-term debt               31,379       122,018
------------------------------------------------------------------------------
Long-term debt                                          $672,048      $616,132
==============================================================================

      In October 1996, the company refinanced several fixed rate revenue bond issues totaling $108.3 million by issuing similar revenue bonds and using the proceeds to retire the original debt. The refinancing lowered the weighted average effective interest rate associated with the bonds to approximately 6.0 percent from approximately 6.8 percent. The new bonds will mature in approximately 29 years, versus an average remaining life of approximately 10 years for the old bonds. The refinancing resulted in an extraordinary charge of $.5 million, net of taxes.

      The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable has occurred.

     The company redeemed $85.0 million of its 9.625 percent sinking fund debentures in April 1996, resulting in an extraordinary charge of $2.9 million, net of taxes. The company intends to redeem the remaining $15.0 million of 9.625 percent sinking fund debentures outstanding at December 31, 1996, early in 1997. Because of this intention, the debt was classified as current at December 31, 1996.

     The commercial paper is backed by the company's revolving credit agreement, which enables it to refinance these short-term borrowings to a long-term basis should the company choose to do so. Because of this capability and the likelihood that $50.0 million of the commercial paper will be outstanding for more than a year, that amount has been classified as long-term debt. The balance of commercial paper outstanding at December 31, 1996, is classified as current notes payable in the Balance Sheets. The weighted average interest rate payable is 5.782 percent.

     Certain credit agreements have restrictive covenants. At December 31, 1996, the company was in compliance with such covenants. The company does not currently have any covenants in any of its loan agreements which limit the payment of dividends. The company also has no significant assets which have been pledged, mortgaged or otherwise subjected to liens.

     Payments due on long-term debt during each of the five years subsequent to December 31, 1996:

(Dollars in thousands)
------------------------------------------------------------------------------
1997                                                                   $31,379
------------------------------------------------------------------------------
1998                                                                        22
------------------------------------------------------------------------------
1999                                                                    10,021
------------------------------------------------------------------------------
2000                                                                    10,323
------------------------------------------------------------------------------
2001                                                                       325
------------------------------------------------------------------------------

     At December 31, 1996, the company had credit lines totaling $150.0 million for general corporate purposes. Of that amount, $50.0 million was in short-term lines and $100.0 million was in a revolving credit agreement. The short-term credit lines are LIBOR-based, permit the company to borrow at any time through May 31, 1997, and may be renewed at that time. The revolving credit agreement, dated August 27, 1996, terminates on August 30, 2001. At December 31, 1996, there were no borrowings by the company under any credit lines.

Note 6.  Accounts Payable and Accrued Liabilities

------------------------------------------------------------------------------
(Dollars in thousands)                                      1996          1995
------------------------------------------------------------------------------
Trade accounts payable                                  $ 63,714      $ 73,650
Accrued wages, salaries and employee benefits             63,293        58,208
Accrued taxes other than taxes on income                  17,372        17,734
Accrued interest                                          10,673        14,946
Accrued taxes on income                                   11,765         8,124
Book overdrafts                                           20,969        28,761
Other                                                     26,699        25,742
------------------------------------------------------------------------------
                                                        $214,485      $227,165
==============================================================================

Note 7.  Other Long-Term Obligations

------------------------------------------------------------------------------
(Dollars in thousands)                                      1996          1995
------------------------------------------------------------------------------
Postretirement benefits                                 $121,574      $116,041
Pension and related liabilities                           16,683        18,950
Other                                                      9,835        10,031
------------------------------------------------------------------------------
                                                        $148,092      $145,022
==============================================================================

Note 8.  Put Options

      In December 1994, the company announced a stock repurchase program which authorizes the company to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management.

      In conjunction with the repurchase program, the company issued put options which gave the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $37.20 to $41.50 per share on specific dates in 1995, 1996 and 1997. Activity during 1996 and 1995 is summarized as follows:

                                                       Put Options Outstanding
                                                       Number of    Potential
(Dollars in thousands)                                 Options      Obligation
------------------------------------------------------------------------------
December 31, 1994                                                -     $     -
  Sales                                                    400,000      16,397
  Repurchases                                             (100,000)     (4,150)
------------------------------------------------------------------------------
December 31, 1995                                          300,000      12,247
  Sales                                                    100,000       3,720
  Repurchases                                             (100,000)     (4,150)
  Expirations                                             (100,000)     (4,059)
------------------------------------------------------------------------------
December 31, 1996                                          200,000     $ 7,758
==============================================================================

      The company's potential obligation of $7.8 million and $12.2 million at December 31, 1996 and 1995, respectively, is classified as Put options in the Balance Sheets and the related offset is recorded in Common shares in treasury under Stockholders' equity.

Note 9.  Disclosures about Fair Value of Financial Instruments

      Estimated fair values of the company's financial instruments:

                                             1996                      1995
------------------------------------------------------------------------------
                                     Carrying     Fair     Carrying     Fair
(Dollars in thousands)                Amount      Value     Amount      Value
------------------------------------------------------------------------------
Cash and short-term investments      $ 12,316   $ 12,316   $110,154   $110,154
Current notes payable                  14,281     14,281          -          -
Long-term debt                        703,427    738,521    738,150    792,448
Put options                             7,758      7,758     12,247     12,247
==============================================================================

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

CURRENT NOTES PAYABLE

      The fair value of the company's current notes payable, which consist of commercial paper, is estimated based upon the quoted market prices for the same or similar issues.

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

Note 10.  Retirement, Incentive and Savings Plans

     Substantially all employees of the company are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. Total pension expense was $3.8 million in 1996, $6.3 million in 1995 and $4.5 million in 1994. The 1995 and 1994 pension expense excludes $1.0 million and $4.6 million, respectively, for early retirement programs which is included in Other income (expense), net in the Statements of Earnings.

     The salaried plan provides benefits based on the participants' final average pay and years of service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service.

     The directors of the company were covered under a noncontributory defined benefit pension plan which was terminated at December 31, 1996. The effect of terminating the plan was not material.

      Pension cost for company-sponsored plans:

------------------------------------------------------------------------------
(Dollars in thousands)                              1996       1995       1994
------------------------------------------------------------------------------
Service cost - benefits earned during year      $  9,773   $  8,312   $  8,440
Interest cost on projected benefit obligation     28,029     27,366     24,949
Actual return on assets                          (77,600)   (94,103)     3,670
Net amortization and deferral                     40,452     62,013    (35,208)
------------------------------------------------------------------------------
Net periodic pension cost                       $    654   $  3,588   $  1,851
==============================================================================

      Funded status and related balance sheet amounts for company-sponsored pension plans at December 31:

                                           Plans Where             Plans Where
                                          Assets Exceed            Accumulated
                                           Accumulated              Benefits
                                            Benefits              Exceed Assets              Total
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)                    1996        1995       1996       1995        1996        1995
--------------------------------------------------------------------------------------------------------
Actuarial present value of benefit
   obligations:
   Vested benefit obligation         $ 350,697   $ 328,964   $  9,942   $ 23,920   $ 360,639   $ 352,884
   Accumulated benefit obligation      371,038     342,238      9,944     25,245     380,982     367,483
   Projected benefit obligation        391,903     360,433     12,262     27,532     404,165     387,965
========================================================================================================
Plan assets at fair value,
   primarily publicly traded
   equity and fixed income
   securities                        $ 485,349   $ 401,406    $      -   $ 12,439  $ 485,349   $ 413,845
Projected benefit obligation          (391,903)   (360,433)    (12,262)   (27,532)  (404,165)   (387,965)
--------------------------------------------------------------------------------------------------------
Plan assets above (below)
   projected benefit obligation         93,446      40,973     (12,262)   (15,093)    81,184      25,880
Unrecognized prior service cost         16,301      11,940       3,585      4,880     19,886      16,820
Unrecognized net gain                  (61,020)    (20,968)     (4,376)    (4,750)   (65,396)    (25,718)
Unrecognized net transition asset       (1,917)     (3,812)          -       (578)    (1,917)     (4,390)
Adjustment required to recognize
   minimum liability                         -           -           -       (395)         -        (395)
--------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost       $  46,810   $  28,133    $(13,053)  $(15,936) $  33,757   $  12,197
========================================================================================================

      The projected benefit obligation for the company's unfunded, nonqualified plans at December 31, 1996 and 1995, was $12.3 million and $14.2 million, respectively. These amounts are included in the total for Plans Where Accumulated Benefits Exceed Assets.

     The projected benefit obligation at December 31, 1996, 1995 and 1994, was determined using an assumed discount rate of 7.50 percent, 7.50 percent and
8.25 percent, respectively, and an assumed long-term rate of salaried compensation increase of 5 percent for each year. The assumed rate of return on plan assets was 9.5 percent for 1996, 1995 and 1994. The actual annual return on plan assets has averaged approximately 13.1 percent over the past
19 years.

     Funding of company-sponsored plans is based on accepted actuarial methods in accordance with applicable governmental regulations and is determined separately from the net periodic cost presented above.

     Hourly employees at two of the company's manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper Industry Union-Management Pension Fund. Company contributions were $3.1 million for 1996, $2.7 million for 1995 and $2.6 million for 1994 and equaled the amounts charged to pension expense.

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

     Net periodic postretirement benefit cost:

------------------------------------------------------------------------------
(Dollars in thousands)                                1996      1995      1994
------------------------------------------------------------------------------
Service cost - benefits earned during year         $ 3,034   $ 3,437   $ 3,931
Interest cost on accumulated
  postretirement benefit obligation                 10,632    12,370    11,054
Actual return on assets                             (4,793)   (7,063)      330
Net amortization and deferral                        2,112     5,674    (2,026)
------------------------------------------------------------------------------
Net periodic postretirement benefit cost           $10,985   $14,418   $13,289
==============================================================================

     The 1996 postretirement benefit cost presented above excludes a $3.0 million actuarial gain while the 1995 and 1994 postretirement benefit costs exclude actuarial charges of $.5 million and $1.9 million, respectively, for early retirement programs. These amounts are included in Other income (expense), net in the Statements of Earnings.

     Funded status and related balance sheet amounts for postretirement health care and life insurance plans at December 31:

------------------------------------------------------------------------------
(Dollars in thousands)                                       1996         1995
------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                              $ (78,958)   $ (92,720)
  Fully eligible active plan participants                 (20,646)     (22,426)
  Other active plan participants                          (42,756)     (63,572)
------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation      (142,360)    (178,718)
Plan assets at fair value, primarily publicly
  traded equity and fixed income securities                34,718       34,769
------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                               (107,642)    (143,949)
Unrecognized prior service cost                            (6,329)       7,147
Unrecognized net (gain) loss                               (7,603)      20,761
------------------------------------------------------------------------------
Accrued postretirement benefit cost                     $(121,574)   $(116,041)
==============================================================================

    The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1996, 1995 and 1994, was 7.50 percent, 7.50 percent and 8.25 percent, respectively. The expected long-term rate of return on plan assets for 1996, 1995 and 1994 was 9.5 percent.

    The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation at December 31, 1996, 1995 and 1994 is based on an initial rate of 10 percent, decreasing incrementally to 5 percent over an 8-year period and remaining at that level thereafter. This assumption has a significant effect on the amounts reported. For example, a 1 percent increase in the health care cost trend rates would have increased the accumulated postretirement benefit obligation at December 31, 1996, to $165.1 million and increased the net periodic cost for 1996 to $13.7 million from the $11.0 million actually recorded.

    Funding of postretirement health care plans is based on accepted actuarial methods in accordance with applicable governmental regulations and is determined separately from the net periodic cost presented above.

Note 12.  Stock Compensation Plans

    The company currently has three fixed stock option plans under which options are outstanding. Under these plans, options for shares of the company's stock have been issued to certain key personnel. Beginning in 1995, options for shares have been issued to nonemployee directors under the 1995 Stock
Incentive Plan. Options are granted at market value and prior to 1995 may have included a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 1996. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. The company was originally authorized to issue up to 1.2 million, 1.5 million and 1.7 million shares under its 1983 Stock Option Plan, 1989 Stock Incentive Plan and 1995 Stock Incentive Plan, respectively. At December 31, 1996, remaining shares authorized for future use under the Plans totaled 1.3 million.

    The company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized when options are granted under the plans. Compensation costs of $1.3 million charged against earnings in each of 1996 and 1995, relate to existing stock appreciation rights. Had compensation costs for the plans been determined based on the fair value at the grant dates for option awards under those plans as prescribed by FASB Statement No. 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands - except per-share amounts)
For the years ended December 31                       1996           1995
-------------------------------------------------------------------------
Net earnings           as reported                 $58,089       $108,546
                       pro forma                    57,317        108,487

Earnings per share     as reported                   $2.01          $3.72
                       pro forma                      1.98           3.72

    The pro forma information presented above includes only the effects of applying the provisions of FASB Statement No. 123 to options granted in 1995 and later years. Because options generally vest over a two year period and additional awards are made each year, the pro forma 1996 and 1995 figures are not representative of the effect FASB Statement No. 123 would have had on net earnings and earnings per share had it been applied to years earlier than 1995.

    A summary of the status of the company's stock option plans as of December 31, 1996 and 1995 and changes during those years is presented below:

                                     1996                      1995
                                -------------------------------------------------
                                         Weighted Avg.             Weighted Avg.
     Options                    Shares   Exercise Price   Shares   Exercise Price
     -------                    ------   --------------   ------   --------------
Outstanding at January 1       1,446,450      $39.11     1,164,800      $38.35
Granted                          370,750       44.38       323,000 *     41.25
Shares exercised                 (31,325)      32.20        (8,975)      31.18
SARs exercised                   (62,275)      32.52       (20,050)      31.52
Canceled or expired              (17,700)      39.56       (12,325)      41.93
                               ---------                 ---------
Outstanding at December 31     1,705,900       40.61     1,446,450       39.11

Options exercisable            1,177,850       39.34       986,600       38.76
Options outstanding which
  include a stock appreciation
  right                          668,025                   717,600
Shares reserved for
  future grants                1,288,025                 1,641,075 *
Fair value of options
  granted during the year          $8.65                     $7.20

*Includes options for shares under a plan approved by the board of directors in 1995 and stockholders in
 1996.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.83 and 4.02 percent; stock volatility of .1602 and .1604; risk free rate of return of 6.13 and 5.75 percent; and expected term of 10 years for all grants.

    The following table summarizes information about stock options outstanding at December 31, 1996.

                                     Options Outstanding                          Options Exercisable
                    -------------------------------------------------     ------------------------------
                    Number         Weighted Avg.                          Number
Range of            Outstanding    Remaining            Weighted Avg.     Exercisable     Weighted Avg.
Exercise Prices     at 12/31/96    Contractual Life    Exercise Price     at 12/31/96     Exercise Price
---------------     -----------    ----------------    --------------     -----------     --------------
$26.25 to $30.25       104,175          3.0 years            $29.27           104,175           $29.27
$32.625 to $36.50      491,550          6.2 years             35.24           491,550            35.24
$41.25 to $46.375    1,110,175          8.4 years             44.06           582,125            44.61

$26.25 to $46.375    1,705,900          7.4 years            $40.61         1,177,850           $39.34

Note 13.  Segment Information

     Following is a tabulation of business segment information for each of the past three years:

------------------------------------------------------------------------------
(Dollars in thousands)                          1996         1995         1994
------------------------------------------------------------------------------
Sales to Unaffiliated Customers:(1)
  Wood products:
    Oriented strand board                 $  150,438   $  204,250   $  224,586
    Lumber                                   201,018      173,424      196,577
    Plywood                                   57,462       73,954       73,413
    Particleboard                             12,087       15,564       17,058
    Other                                     54,202       39,055       41,078
------------------------------------------------------------------------------
                                             475,207      506,247      552,712
------------------------------------------------------------------------------
  Printing papers                            440,758      442,412      405,553
------------------------------------------------------------------------------
  Other pulp-based products:
    Pulp                                      12,346       21,797       10,812
    Paperboard                               404,011      438,196      335,803
    Tissue                                   222,127      196,554      166,378
------------------------------------------------------------------------------
                                             638,484      656,547      512,993
------------------------------------------------------------------------------
Total                                     $1,554,449   $1,605,206   $1,471,258
==============================================================================

Intersegment Sales or Transfers:(2)
  Wood products                           $   57,033   $   76,130   $   64,111
  Printing papers                                279          160           10
  Other pulp-based products                      167          146          159
------------------------------------------------------------------------------
Total                                     $   57,479   $   76,436   $   64,280
==============================================================================

Operating Income (Loss):
  Wood products                           $   68,056   $  122,231   $  160,345
  Printing papers                             48,570       50,618       40,174
  Other pulp-based products                   40,867       70,776      (53,462)
------------------------------------------------------------------------------
                                             157,493      243,625      147,057
Corporate Items:
  Administration expense                     (30,752)     (26,875)     (21,389)
  Interest expense                           (43,869)     (47,976)     (51,137)
  Interest and dividend income                 2,457        2,019          348
  Other, net                                     997          146        1,082
------------------------------------------------------------------------------
Earnings before taxes on income and
extraordinary item                        $   86,326   $  170,939   $   75,961
==============================================================================

Identifiable Assets:
  Wood products                           $  698,151   $  696,175   $  697,144
  Printing papers                            592,228      531,272      462,721
  Other pulp-based products                  850,612      835,378      804,267
  Corporate                                  124,688      202,486      117,097
------------------------------------------------------------------------------
Total                                     $2,265,679   $2,265,311   $2,081,229
==============================================================================

                               -34-

------------------------------------------------------------------------------
(Dollars in thousands)                          1996         1995         1994
------------------------------------------------------------------------------
Depreciation, Amortization and
Cost of Fee Timber Harvested:
  Wood products                           $   49,072   $   47,305   $   49,510
  Printing papers                             35,318       32,587       31,754
  Other pulp-based products                   56,092       55,870       55,962
  Corporate                                    1,039        1,269        1,025
------------------------------------------------------------------------------
Total                                     $  141,521   $  137,031   $  138,251
==============================================================================

Capital Expenditures:
  Wood products                           $   43,992   $   41,802   $   37,918
  Printing papers                            103,574       90,610       25,247
  Other pulp-based products                   92,083       38,036       40,771
  Corporate                                      259          206          453
------------------------------------------------------------------------------
Total                                     $  239,908   $  170,654   $  104,389
==============================================================================

(1) Total export sales, including those made through brokers and agents, amounted to $196.6 million, $204.1 million and $133.1 million in 1996, 1995 and 1994, respectively. Export paperboard sales for these years (a majority of which were shipped to Japan, Australia and China) amounted to 86 percent, 88 percent and 85 percent, respectively, of total export sales.

(2) Intersegment sales for 1994-1996, the majority of which are based on prevailing market prices, consisted primarily of chips, pulp logs and other fiber sales to the pulp and papermaking facilities. The company's timber, timberlands and related logging facilities have been assigned to the wood products segment.

Note 14.   Other Income (Expense), Net

        The following is a summary of items included in Other income (expense), net:

------------------------------------------------------------------------------
(Dollars in thousands)                             1996       1995        1994
------------------------------------------------------------------------------
Early retirement programs                        $    -    $(1,979)    $(8,157)
Other                                             5,051       (729)      6,190
------------------------------------------------------------------------------
                                                 $5,051    $(2,708)    $(1,967)
==============================================================================

                               -35-

Note 15.  Financial Results by Quarter (Unaudited)

(Dollars in thousands - except per-share amounts)                 Three Months Ended
---------------------------------------------------------------------------------------------------------------------
                                        March 31              June 30             September 30          December 31
---------------------------------------------------------------------------------------------------------------------
                                    1996       1995       1996       1995       1996       1995       1996       1995
---------------------------------------------------------------------------------------------------------------------
Net sales                       $388,621   $394,608   $386,068   $397,243   $398,227   $411,186   $381,533   $402,169
---------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization
    and cost of fee timber
    harvested                     35,064     32,707     33,244     32,491     37,377     35,598     35,836     36,235
  Materials, labor and other
    operating expenses           308,549    288,929    290,451    292,804    299,230    293,432    287,897    282,837
  Selling, general and
    administrative expenses       24,631     23,194     23,624     22,207     25,857     21,826     30,002     23,342
---------------------------------------------------------------------------------------------------------------------
                                 368,244    344,830    347,319    347,502    362,464    350,856    353,735    342,414
---------------------------------------------------------------------------------------------------------------------
Earnings from operations        $ 20,377   $ 49,778   $ 38,749   $ 49,741   $ 35,763   $ 60,330   $ 27,798   $ 59,755
=====================================================================================================================
Net earnings                    $  4,963   $ 23,533   $ 15,200   $ 23,904   $ 19,541   $ 31,749   $ 18,385   $ 29,360
=====================================================================================================================
Net earnings per common share:
  Before extraordinary item         $.17       $.81       $.63       $.81       $.68      $1.09       $.65      $1.01
  After extraordinary item           .17        .81        .53        .81        .68       1.09        .63       1.01
=====================================================================================================================

                               -36-

INDEPENDENT AUDITORS' REPORT

The Board of Directors:

     We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 1996 and 1995 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 38. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Portland, Oregon

January 22, 1997

                   POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES        Schedule II
                           Valuation and Qualifying Accounts
                  For the Years Ended December 31, 1996, 1995 and 1994
                                (Dollars in thousands)




                                                        Amounts
                                          Balance at  charged to
                                          beginning    costs and               Balance at
    Description                            of year     expenses    Deductions  end of year
    -----------                           ----------  ----------   ----------  -----------
Reserve deducted from related assets:
  Doubtful accounts - Accounts receivable

  Year ended December 31, 1996             $2,365        $ 12        $(102)1      $2,275
                                           =============================================

  Year ended December 31, 1995             $2,625        $109        $(369)1      $2,365
                                           =============================================

  Year ended December 31, 1994             $2,057        $621        $ (53)1      $2,625
                                           =============================================


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

*(3)(c) By-laws, as amended through March 1, 1996, filed as Exhibit (3)(c) to the Annual Report on Form 10-K for the fiscal ended December 31, 1995 ("1995 Form 10-K").

 (4) See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange
              Commission, upon request, any instrument with respect to long-term debt.

*(4)(a) Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the 1995 Form 10-K.

*(4)(a)(i)    Officers' Certificate, dated January 24, 1991, filed as
              Exhibit (4)(a)(i) to the 1995 Form 10-K.

 (4)(a)(ii)   Officers' Certificate, dated December 12, 1991.

*(10)(a)1     Potlatch Corporation Management Performance Award Plan,
              as amended effective March 1, 1996, filed as Exhibit
              (10)(a) to the 1995 Form 10-K.

*(10)(b)1     Potlatch Corporation Severance Program for Executive
              Employees, as amended and restated as of February 24, 1989, filed as Exhibit (10)(b)(iv) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993
              ("1993 Form 10-K").

*(10)(c)2     Letter agreement, dated May 21, 1979, between Potlatch
              Corporation and George F. Jewett, Jr., regarding consulting services and amendment thereto dated
              February 19, 1986, filed as Exhibit (10)(c) to the 1995
              Form 10-K.

*(10)(d)1     Potlatch Corporation Salaried Employees' Supplemental
              Benefit Plan (As Amended and Restated Effective
              January 1, 1988), filed as Exhibit (10)(d)(i) to the 1993
              Form 10-K.

*(10)(d)(i)1  Amendment, effective as of December 31, 1992, to Plan described in Exhibit (10)(d), filed as Exhibit
              (10)(d)(ii) to the 1992 Form 10-K.


*Incorporated by reference.

1  Management compensatory plan or arrangement.
2  Management contract.

*(10)(e)2       Supplemental Retirement Benefit and Life Insurance
                Agreement, dated February 19, 1988, together with
                Amendment to Agreement thereto, dated as of January 1, 1992, between Potlatch Corporation and Richard B. Madden, filed as Exhibit (10)(f)(iii) to the 1992 Form 10-K.

*(10)(f)1       Potlatch Corporation 1983 Stock Option Plan (effective
                September 24, 1983), together with amendments thereto, dated December 14, 1984, February 24, 1989 and
                February 22, 1990, filed as Exhibit (10)(r) to the 1993
                Form 10-K.

*(10)(f)(i)1    Form of Stock Option Agreement for the Potlatch
                Corporation 1983 Stock Option Plan together with the
                Addendum thereto as used for options granted on December 14, 1989, filed as Exhibit (10)(g)(i) to the
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994 ("1994 Form 10-K").

*(10)(f)(ii)1   Form of Amendment to Stock Option Agreement together with
                the Addendum thereto to add stock appreciation rights to stock option agreements issued under the Potlatch
                Corporation 1983 Stock Option Plan, filed as Exhibit
                (10)(g)(ii) to the 1994 Form 10-K.

*(10)(f)(iii)1  Form of Stock Option Agreement for the Potlatch
                Corporation 1983 Stock Option Plan together with the Addendum thereto as used for options granted in each December of 1990-1992, filed as Exhibit (10)(f)(iii) to the 1995 Form 10-K.

*(10)(g)1       Potlatch Corporation Deferred Compensation Plan for
                Directors, as amended and restated as of May 1991, filed as Exhibit (10)(h) to the 1994 Form 10-K.

 (10)(g)(i)1 Appendix A to the Plan set forth in Exhibit (10)(g) which became effective December 31, 1996.

*(10)(h)1       Potlatch Corporation Directors' Retirement Plan,
                effective October 1, 1989, filed as Exhibit (10)(i) to the 1994 Form 10-K.

 (10)(h)(i)1 Termination of the Plan set forth in Exhibit (10)(h) which became effective December 31, 1996.

*(10)(i)1       Compensation of Directors, dated May 18, 1995, filed as
                Exhibit (10)(i) to the 1995 Form 10-K.

 (10)(j)2 Form of Indemnification Agreement with each director of Potlatch Corporation, as set forth on Schedule A.


* Incorporated by reference.

1  Management compensatory plan or arrangement.
2  Management contract.

 (10)(k)2 Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A.

*(10)(l)1       Potlatch Corporation 1989 Stock Incentive Plan adopted
                December 8, 1988, and as amended and restated
                February 24, 1989, filed as Exhibit (10)(z) to the 1993
                Form 10-K.

*(10)(l)(i)1    Form of Stock Option Agreement for the Potlatch
                Corporation 1989 Stock Incentive Plan together with the
                Addendum thereto as used for options granted on December 14, 1989, filed as Exhibit (10)(m)(i) to the
                1994 Form 10-K.

*(10)(l)(ii)1   Form of Stock Option Agreement for the Potlatch
                Corporation 1989 Stock Incentive Plan together with the
                Addendum thereto as used for options granted in each December of 1990-1996, filed as Exhibit (10)(l)(ii) to the 1995 Form 10-K.

*(10)(m)1       Form of Amendments to Stock Options and Stock Incentive
                Plans, dated March 30, 1990, filed as Exhibit (10)(m) to the 1995 Form 10-K.

*(10)(n)1       Potlatch Corporation 1995 Stock Incentive Plan adopted
                December 7, 1995, filed as Exhibit (10)(n) to the 1995
                Form 10-K.

*(10)(n)(i)1    Form of Stock Option Agreement used for employees for the
                Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995, filed as Exhibit (10)(n)(i) to the 1995
                Form 10-K.

 (10)(n)(ii)1 Form of Addendum used in connection with the Stock Option Agreement set forth in Exhibit (10)(n)(i) for options granted in December, 1996.

 (10)(n)(iii)1  Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the Form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in December 1996.

 (22)           Potlatch Corporation Subsidiaries.

 (23)           Consent of Independent Auditors.

 (24)           Powers of Attorney.

 (27)           Financial Data Schedule.

*Incorporated by reference.

1  Management compensatory plan or arrangement.
2  Management contract.