Form 10-Q
period 1997-03-31
POTLATCH CORP
filed 1997-04-30
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended     March 31, 1997    Commission file number  1-5313


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


The number of shares of common stock outstanding as of March 31, 1997:
28,896,612 shares of Common Stock, par value $1 per share.

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Index to Form 10-Q


PART  I.  FINANCIAL INFORMATION                          Page Number

  Item 1. Financial Statements

    Statements of Earnings for the three months
    ended March 31, 1997 and 1996                                2

    Condensed Balance Sheets at March 31, 1997
    and December 31, 1996                                        3

    Condensed Statements of Cash Flows for the three
    months ended March 31, 1997 and 1996                         4

    Notes to Financial Statements                                5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations     5 -  8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                      9

  Item 6. Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                      10


EXHIBIT INDEX                                                   11

                                PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
                                                    1997          1996
----------------------------------------------------------------------
Net sales                                       $399,445      $388,621
----------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                          38,134        35,064
  Materials, labor and other operating
    expenses                                     317,970       308,549
  Selling, general and administrative
    expenses                                      25,290        24,631
----------------------------------------------------------------------
                                                 381,394       368,244
----------------------------------------------------------------------
      Earnings from operations                    18,051        20,377

Interest expense                                 (11,739)      (12,223)

Interest and dividend income                          87           812

Other income (expense), net                        3,394          (961)
----------------------------------------------------------------------
      Earnings before taxes on income              9,793         8,005

Provision for taxes on income (Note 2)             3,428         3,042
----------------------------------------------------------------------
Net earnings                                    $  6,365      $  4,963
======================================================================
Net earnings per common share (Note 3)             $ .22         $ .17
Dividends per common share (annual rate)            1.70          1.66
Average shares outstanding (in thousands)         28,886        28,941
----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1997 amounts unaudited (Dollars in thousands -
  except per-share amounts)
----------------------------------------------------------------------
                                               March 31,  December 31,
                                                    1997          1996
----------------------------------------------------------------------
Assets
  Current assets:
    Cash                                      $   11,801   $     7,740
    Short-term investments                         3,233         4,576
    Receivables, net                             184,550       163,075
    Inventories (Note 4)                         160,472       176,899
    Prepaid expenses                              24,592        25,821
----------------------------------------------------------------------
      Total current assets                       384,648       378,111
  Land, other than timberlands                     9,085         9,088
  Plant and equipment, at cost less
    accumulated depreciation                   1,471,974     1,465,682
  Timber, timberlands and related
    logging facilities                           346,831       349,466
  Other assets                                    61,311        63,332
----------------------------------------------------------------------
                                              $2,273,849    $2,265,679
======================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                             $   21,915    $   14,281
    Current installments on long-term debt        26,205        31,379
    Accounts payable and accrued liabilities     222,203       214,485
----------------------------------------------------------------------
      Total current liabilities                  270,323       260,145
  Long-term debt                                 672,045       672,048
  Other long-term obligations                    149,059       148,092
  Deferred taxes                                 225,154       223,441
  Put options                                      9,395         7,758
  Stockholders' equity                           947,873       954,195
----------------------------------------------------------------------
                                              $2,273,849    $2,265,679
======================================================================
Stockholders' equity per common share             $32.80        $33.06
Working capital                                 $114,325      $117,966
Current ratio                                      1.4:1         1.5:1
----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
                                                    1997          1996
----------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                  $  6,365      $  4,963
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                        38,134        35,064
    Deferred taxes                                 1,713         1,217
    Working capital changes                        4,333          (851)
    Other, net                                    (3,374)          (83)
----------------------------------------------------------------------
    Net cash provided by operations               47,171        40,310
----------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                         (434)       (6,655)
  Increase in notes payable                        7,634             -
  Repayment of long-term debt                     (5,177)      (35,273)
  Issuance of treasury stock                         709           170
  Purchase of treasury stock                          78        (1,089)
  Dividends                                      (12,274)      (12,010)
----------------------------------------------------------------------
    Net cash used for financing                   (9,464)      (54,857)
----------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments               1,108        93,011
  Funding of qualified pension plans                   -       (19,734)
  Additions to plant and properties              (35,957)      (61,453)
  Disposition of plant and properties              1,499         3,105
  Other, net                                        (296)       (4,153)
----------------------------------------------------------------------
    Net cash provided by
      (used for) investing                       (33,646)       10,776
----------------------------------------------------------------------
Increase (decrease) in cash                        4,061        (3,771)
Balance at beginning of period                     7,740         7,571
----------------------------------------------------------------------
Balance at end of period                        $ 11,801      $  3,800
======================================================================

Net interest payments (net of amounts capitalized) for the three months ended March 31, 1997 and 1996 were $1.6 million and $2.6 million, respectively. Net income tax payments (refunds) for the three months ended March 31, 1997 and 1996 were $(1.9) million and $(1.0) million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
_______________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at March 31, 1997 and December 31, 1996, and the statements of earnings and the condensed statements of cash flows for the three months ended March 31, 1997 and 1996, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation ("the company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 35 percent for the quarter ended March 31, 1997 and 38 percent for the quarter ended March 31, 1996.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                            March 31, 1997      December 31, 1996
                            --------------      -----------------
    Raw materials              $ 87,119              $ 97,132
    Work in process               8,170                 4,774
    Finished goods               65,183                74,993
                               --------              --------
                               $160,472              $176,899
                               ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Liquidity and Capital Funding

    Net cash provided by operations (as presented in the Condensed Statements of Cash Flows on page 4) totaled $47.2 million, compared with $40.3 million for the first quarter of 1996.

    The company's ratio of long-term debt to stockholders' equity was .71 to 1 at March 31, 1997, compared to .70 to 1 at December 31, 1996.
The change was a result of a $6.3 million decrease in stockholders' equity.

    Working capital of $114.3 million at March 31, 1997, decreased $3.6 million from December 31, 1996. The change in working capital was largely due to a decrease in inventories of $16.4 million and increases of $7.6 million in notes payable and $7.7 million in accounts payable and accrued liabilities. These amounts were partially offset by a $21.5 million increase in receivables and a $5.2 million decrease in current installments on long-term debt.

    Capital expenditures totaled $36.0 million for the first three months of 1997. Of this amount, the company spent $6.2 million in the wood products segment, which included the final expenditures for the upgrade of the dry end at the Prescott, Arkansas, sawmill and installation of pollution control equipment at the company's oriented strand board plants in Minnesota. In the printing papers segment the company spent $16.2 million, largely for the recovery boiler and turbine generator phase of the modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $13.5 million. A significant portion of this total related to the continued development of the hybrid poplar plantation in Boardman, Oregon, as well as several projects at the Lewiston, Idaho, pulp mill: the continuation of the washer replacement project, a caustic plant upgrade and a new green liquor clarifier.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 8 of this Form 10-Q.
----------------------------------------------------------------------
Segment Information                             (Dollars in thousands)
----------------------------------------------------------------------
                                                     Three Months
                                                 1997             1996
----------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board                    $ 21,377         $ 39,945
    Lumber                                     61,977           40,560
    Plywood                                    17,194           16,277
    Particleboard                               3,245            3,472
    Other                                      16,518            9,152
----------------------------------------------------------------------
                                              120,311          109,406
----------------------------------------------------------------------
  Printing papers                             115,172          113,812
----------------------------------------------------------------------
  Other pulp-based products
    Pulp                                        5,191            2,154
    Paperboard                                102,985           99,769
    Tissue                                     55,786           63,480
----------------------------------------------------------------------
                                              163,962          165,403
----------------------------------------------------------------------
Total net sales                              $399,445         $388,621
======================================================================
Operating Income
  Wood products                              $ 11,150         $ 11,034
  Printing papers                              10,300           11,974
  Other pulp-based products                     6,540            4,330
----------------------------------------------------------------------
                                               27,990           27,338
Corporate                                     (18,197)         (19,333)
----------------------------------------------------------------------
Earnings before taxes on income              $  9,793         $  8,005
======================================================================

    The company had higher earnings for the first quarter of 1997 despite lower realizations for all of its pulp-based products and oriented strand board. The results for the first quarter of 1996 were adversely affected by flood-related problems in Idaho. Net earnings for the first quarter of 1997 were $6.4 million, or $.22 per common share. First quarter 1996 net earnings were $5.0 million, or $.17 per common share. Net sales for the first quarter of 1997 were $399.4 million, compared with $388.6 million a year ago.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $38.1 million, a 9 percent increase from the $35.1 million reported a year ago. A significant portion of the increase is related to increased harvest levels from the company's timberlands.

    The wood products segment reported operating income of $11.2 million for the first quarter of 1997, a slight improvement from 1996's $11.0 million. Demand for the company's lumber products was good during the quarter and resulted in higher net sales realizations and increased shipments. However, markets for panel products were poor. Oriented strand board markets deteriorated to the point that it was necessary to halt production at the company's three mills in Minnesota for two weeks in early March. Net sales realizations for oriented strand board declined by approximately one-third compared to the first quarter of 1996.

    The printing papers segment reported first quarter 1997 operating income of $10.3 million, down from $12.0 million earned in the first quarter of 1996. Good operating results at the company's two coated paper mills in Minnesota were largely offset by lower net sales realizations. Normal startup costs associated with the new pulp mill fiberline also contributed to the lower earnings.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported operating income for the first quarter of 1997 of $6.5 million, versus $4.3 million in 1996's first quarter, when flooding occurred in Idaho. Lower net sales realizations for pulp and paperboard were largely offset by improved results in the Consumer Products Division, which benefitted from lower pulp costs.

    "Other income (expense), net" for the three months ended March 31, 1997, includes a $3.3 million gain from sales of timberland.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Changes in Statements of Earnings
                         (Dollars in thousands)



                                          Three Months Ended March 31
                                         ------------------------------
                                                              Increase
                                         1997        1996    (Decrease)
                                         ----        ----    ----------
Net sales                              $399,445    $388,621         3%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested         38,134      35,064         9%
  Materials, labor and other
    operating expenses                  317,970     308,549         3%
  Selling, general and
    administrative expenses              25,290      24,631         3%
Earnings from operations                 18,051      20,377       (11%)
Interest expense                        (11,739)    (12,223)       (4%)
Interest and dividend income                 87         812       (89%)
Other income (expense), net               3,394        (961)        *
Provision for taxes on income             3,428       3,042        13%
Net earnings                              6,365       4,963        28%

*Not a meaningful figure.

                               -8-

                                 PART II


ITEM 1.  Legal Proceedings

    In August 1993, the company received a Notice of Violation ("NOV") from the U.S. Environmental Protection Agency ("EPA"). The NOV alleged that construction of the company's three oriented strand board plants in Minnesota commenced prior to obtaining proper permits and that particulate emissions from the dryers at one plant exceeded applicable limits. The Minnesota Pollution Control Agency ("MPCA") had previously issued NOVs to the company which set forth the same allegations. In early January 1994, the company entered into an agreement with the MPCA which resolved the alleged violations under its NOVs by agreeing to install additional pollution control equipment at all three plants and pay a civil penalty of $300,000. The agreement did not resolve the EPA allegations. In January 1995, the EPA informed the company that it referred the matter to the United States Department of Justice (the "DOJ") to commence a civil enforcement action against the company. In April 1997, the DOJ advised the company that the EPA has withdrawn the referral.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 11 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended March 31, 1997.

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



Date: April 30, 1997

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              Exhibit Index



Exhibit


                                 PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.