Form 10-Q
period 1997-06-30
POTLATCH CORP
filed 1997-08-01
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For Quarter Ended      June 30, 1997    Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of June 30, 1997:
28,913,087 shares of Common Stock, par value $1 per share.

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          Index to Form 10-Q



PART  I.  FINANCIAL INFORMATION                          Page Number

  Item 1. Financial Statements

    Statements of Earnings for the quarter and six
    months ended June 30, 1997 and 1996                          2

    Condensed Balance Sheets at June 30, 1997
    and December 31, 1996                                        3

    Condensed Statements of Cash Flows for the six
    months ended June 30, 1997 and 1996                          4

    Notes to Financial Statements                                5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      5 - 8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                      9

  Item 4. Submission of Matters to a Vote of Security
          Holders                                                9

  Item 6. Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                      11


EXHIBIT INDEX                                                   12

                                  PART I

Item 1.  Financial Statements


Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
------------------------------------------------------------------------
                                      Quarter Ended     Six Months Ended
                                         June 30             June 30
                                      1997     1996       1997      1996
------------------------------------------------------------------------
Net sales                         $394,223  $386,068  $793,668  $774,689
------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    36,741    33,244    74,875    68,308
  Materials, labor and other
    operating expenses             306,245   290,451   624,215   599,000
  Selling, general and
    administrative expenses         26,111    23,624    51,401    48,255
------------------------------------------------------------------------
                                   369,097   347,319   750,491   715,563
------------------------------------------------------------------------
      Earnings from operations      25,126    38,749    43,177    59,126

Interest expense                   (11,051)  (11,011)  (22,790)  (23,234)

Interest and dividend income            86       695       173     1,507

Other income (expense), net          1,041       835     4,435      (126)
------------------------------------------------------------------------
      Earnings before taxes on
        income and extraordinary
        item                        15,202    29,268    24,995    37,273

Provision for taxes on
  income (Note 2)                    5,320    11,122     8,748    14,164
------------------------------------------------------------------------
Net earnings before
  extraordinary item                 9,882    18,146    16,247    23,109

Extraordinary item - loss from
  early extinguishment of debt,
  net of taxes                           -    (2,946)        -    (2,946)
------------------------------------------------------------------------

Net earnings                      $  9,882  $ 15,200  $ 16,247  $ 20,163
========================================================================
Net earnings per
  common share (Note 3):
  Before extraordinary item          $ .34     $ .63     $ .56     $ .80
  After extraordinary item             .34       .53       .56       .70
Dividends per common share
  (annual rate)                       1.70      1.66      1.70      1.66
Average shares outstanding
  (in thousands)                    28,905    28,910     28,895   28,925
------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1997 amounts unaudited (Dollars in thousands -
  except per-share amounts)
---------------------------------------------------------------------------
                                                 June 30,      December 31,
                                                     1997              1996
---------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                        $   11,415       $    7,740
    Short-term investments                           1,471            4,576
    Receivables, net                               183,803          163,075
    Inventories (Note 4)                           155,856          176,899
    Prepaid expenses                                29,307           25,821
---------------------------------------------------------------------------
      Total current assets                         381,852          378,111
  Land, other than timberlands                       9,107            9,088
  Plant and equipment, at cost less
    accumulated depreciation                     1,474,760        1,465,682
  Timber, timberlands and related
    logging facilities                             348,354          349,466
  Other assets                                      66,635           63,332
---------------------------------------------------------------------------
                                                $2,280,708       $2,265,679
===========================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                               $   38,145       $   14,281
    Current installments on long-term debt             202           31,379
    Accounts payable and accrued liabilities       237,168          214,485
---------------------------------------------------------------------------
      Total current liabilities                    275,515          260,145
  Long-term debt                                   672,055          672,048
  Other long-term obligations                      149,894          148,092
  Deferred taxes                                   227,815          223,441
  Put options                                        5,357            7,758
  Stockholders' equity                             950,072          954,195
---------------------------------------------------------------------------
                                                $2,280,708       $2,265,679
===========================================================================

Stockholders' equity per common share               $32.86           $33.06
Working capital                                   $106,337         $117,966
Current ratio                                        1.4:1            1.5:1
---------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
---------------------------------------------------------------------------
                                                         Six Months Ended
                                                             June 30
                                                       1997            1996
---------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                     $ 16,247       $  20,163
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                           74,875          68,308
    Deferred taxes                                    4,374           4,943
    Working capital changes                          21,617          11,345
    Other, net                                       (3,524)          4,708
---------------------------------------------------------------------------
    Net cash provided by operations                 113,589         109,467
---------------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                          (2,105)         (2,112)
  Increase in notes payable                          23,864          57,802
  Proceeds from long-term debt                            -          40,000
  Repayment of long-term debt                       (31,170)       (123,820)
  Issuance of treasury stock                          1,090             209
  Purchase of treasury stock                             78          (5,239)
  Premium on early retirement of debt                     -          (4,088)
  Dividends                                         (24,555)        (24,021)
---------------------------------------------------------------------------
    Net cash used for financing                     (32,798)        (61,269)
---------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                  3,125         100,411
  Additions to investments                           (4,088)        (44,037)
  Reductions in investments                           5,804          52,209
  Funding of qualified pension plans                 (5,037)        (19,734)
  Additions to plant and properties                 (71,575)       (138,250)
  Disposition of plant and properties                   906           2,722
  Other, net                                         (6,251)            765
---------------------------------------------------------------------------
    Net cash used for investing                     (77,116)        (45,914)
---------------------------------------------------------------------------
Increase in cash                                      3,675           2,284
Balance at beginning of period                        7,740           7,571
---------------------------------------------------------------------------
Balance at end of period                           $ 11,415       $   9,855
===========================================================================

Net interest payments (net of amounts capitalized) for the six months ended June 30, 1997 and 1996 were $22.5 million and $25.1 million, respectively. Net income tax payments for the six months ended June 30, 1997 and 1996 were $3.3 million and $5.8 million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
_______________________________________________________________________

NOTE 1. GENERAL - The accompanying condensed balance sheets at June 30, 1997 and December 31, 1996, and the statements of earnings for the quarter and six months ended June 30, 1997 and 1996, and the condensed statements of cash flows for the six months ended June 30, 1997 and 1996, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAX - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 35 percent for the quarter and six months ended June 30, 1997 and 38 percent for the quarter and six months ended June 30, 1996.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

NOTE 4. INVENTORIES - Inventories at the balance sheet dates consist of:

                            June 30, 1997       December 31, 1996
                            -------------       -----------------
    Raw materials              $ 76,571              $ 97,132
    Work in process               8,585                 4,774
    Finished goods               70,700                74,993
                               --------              --------
                               $155,856              $176,899
                               ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Liquidity and Capital Funding

    Net cash provided by operations for the first six months of 1997, as presented in the Condensed Statements of Cash Flows on page 4, totaled $113.6 million, compared with $109.5 million for the same period in 1996.

    The company's ratio of long-term debt to stockholders' equity was .71 to 1 at June 30, 1997, compared with .70 to 1 at December 31, 1996.
The change was a result of a $4.1 million decrease in stockholders' equity.

    Working capital was $106.3 million at June 30, 1997, down $11.6 million from December 31, 1996. A $21.0 million decrease in inventories combined with increases of $23.9 million in notes payable and $22.7 million in accounts payable and accrued liabilities were largely responsible for the decline and more than offset a $20.7 million increase in receivables and $31.2 million decrease in current installments on long-term debt.

    Capital expenditures totaled $71.6 million for the first six months of 1997. Of this amount, the company spent $13.3 million in the wood products segment, which included the final expenditures for the upgrade of the dry end at the Prescott, Arkansas, sawmill and installation of pollution control equipment at the company's oriented strand board plants in Minnesota. The company spent $34.0 million in the printing papers segment, largely for the recovery boiler and turbine generator phase of the modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $24.2 million. A significant portion of this total related to the continued development of the hybrid poplar plantation in Boardman, Oregon, as well as several projects at the Lewiston, Idaho, pulp mill: the continuation of the washer replacement project, a caustic plant upgrade and a new green liquor clarifier.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 8 of this Form 10-Q.
----------------------------------------------------------------------
Segment Information                             (Dollars in thousands)
----------------------------------------------------------------------
                                 Second Quarter         Six Months
                                 1997      1996       1997      1996
----------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board      $ 26,478  $ 40,606   $ 47,855  $ 80,551
    Lumber                       66,793    54,357    128,770    94,917
    Plywood                      16,571    15,834     33,765    32,111
    Particleboard                 3,186     3,244      6,431     6,716
    Other                        12,124     7,114     28,642    16,266
----------------------------------------------------------------------
                                125,152   121,155    245,463   230,561
----------------------------------------------------------------------
  Printing papers               101,734   107,552    216,906   221,364
----------------------------------------------------------------------
  Other pulp-based products
    Pulp                          3,002     2,591      8,193     4,745
    Paperboard                  110,295   100,681    213,280   200,450
    Tissue                       54,040    54,089    109,826   117,569
----------------------------------------------------------------------
                                167,337   157,361    331,299   322,764
----------------------------------------------------------------------
Total net sales                $394,223  $386,068   $793,668  $774,689
======================================================================

                                  -6-

----------------------------------------------------------------------
Segment Information (continued)                 (Dollars in thousands)
----------------------------------------------------------------------
                                 Second Quarter         Six Months
                                 1997      1996       1997      1996
----------------------------------------------------------------------
Operating Income
  Wood products                $  8,682  $ 19,284   $ 19,832  $ 30,318
  Printing papers                 9,552    11,406     19,852    23,380
  Other pulp-based products      16,458    13,392     22,998    17,722
----------------------------------------------------------------------
                                 34,692    44,082     62,682    71,420
Corporate                       (19,490)  (14,814)   (37,687)  (34,147)
----------------------------------------------------------------------
Earnings before taxes
  on income and
  extraordinary item           $ 15,202  $ 29,268   $ 24,995  $ 37,273
======================================================================

    Net sales realizations for oriented strand board were significantly lower than a year ago and were largely responsible for lower earnings in the second quarter of 1997. Net earnings for the second quarter were $9.9 million or $.34 per common share. For 1996's second quarter, net earnings were $18.1 million or $.63 per common share, before a $.10 per common share extraordinary charge for early extinguishment of debt. Net sales were $394.2 million in 1997, compared with $386.1 million in 1996's second quarter.

    Net earnings for the first half of 1997 were $16.2 million or $.56 per common share. Net earnings for the first half of 1996, before the extraordinary charge, were $23.1 million or $.80 per common share. Net sales for the first half of 1997 were $793.7 million, compared with $774.7 million for 1996's first half.

    Depreciation, amortization and cost of Potlatch timber harvested totaled $74.9 million for the first half of 1997, a 10 percent increase from $68.3 million reported in 1996's first half. A significant portion of the increase is due to increased harvest levels from the company's fee timberlands.

    Operating income for the wood products segment was $8.7 million for the second quarter of 1997, down from 1996's $19.3 million. The earnings decline was primarily due to lower net sales realizations for oriented strand board, which more than offset higher lumber realizations and shipments.

    The printing papers segment second quarter operating income was $9.6 million, down from $11.4 million reported a year ago. Lower net sales realizations, due to a less favorable product mix, were largely responsible for the decline.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported second quarter operating income of $16.5 million, up from $13.4 million earned last year. Shipments for pulp and paperboard were higher than a year ago, and realizations for pulp were above 1996's level. The Consumer Products Division benefited from slightly higher net sales realizations compared with the second quarter of 1996.

                      POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                  Changes in Statements of Earnings
                                       (Dollars in thousands)



                                         Quarter Ended June 30           Six Months Ended June 30
                                     ----------------------------     -----------------------------
                                                        Increase                          Increase
                                     1997      1996    (Decrease)     1997       1996    (Decrease)
                                     ----      ----    ----------     ----       ----    ----------
Net sales                          $394,223  $386,068        2%     $793,668   $774,689       2%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     36,741    33,244       11%       74,875     68,308      10%
  Materials, labor and other
    operating expenses              306,245   290,451        5%      624,215    599,000       4%
  Selling, general and
    administrative expenses          26,111    23,624       11%       51,401     48,255       7%
Earnings from operations             25,126    38,749      (35%)      43,177     59,126     (27%)
Interest expense                    (11,051)  (11,011)       -%      (22,790)   (23,234)     (2%)
Interest and dividend income             86       695      (88%)         173      1,507     (89%)
Other income (expense), net           1,041       835         *        4,435       (126)       *
Provision for taxes on income         5,320    11,122      (52%)       8,748     14,164     (38%)
Net earnings before
  extraordinary items                 9,882    18,146      (46%)      16,247     23,109     (30%)
Extraordinary item - loss from
  early extinguishment of debt,
  net of taxes                            -    (2,946)        *            -     (2,946)       *
Net earnings                          9,882    15,200      (35%)      16,247     20,163     (19%)

* Not a meaningful figure.

                                  -8-

                                PART II

ITEM 1.  Legal Proceedings

    Late in the quarter, a jury in the State of Idaho's District Court, Second Judical District, awarded the company $95 million for damages resulting from defects and deficiencies associated with a pulp washer system that was installed in the company's Lewiston, Idaho, pulp mill. The washers were supplied by Beloit Corporation, the defendant in the case. The jury award is subject to post-trial motions and appeal. Therefore, the company's financial statements for the second quarter do not include the award.

ITEM 4. Submission of Matters to a Vote of Security Holders

    At the annual meeting of stockholders of the company held on May 15, 1997, the company's stockholders voted in favor of the election of five directors to the company's Board of Directors, against the stockholder proposal requesting adoption of cumulative voting, and against the stockholder proposal requesting elimination of the classified board of directors. There were 60,155,086 votes represented at the meeting, which equaled 87.6% of the total outstanding votes of 68,640,366. The number of votes for, against or withheld, as well as the number of abstentions, as applicable, as to each matter approved at the annual meeting of stockholders were as follows:

Proposal No. 1:
                                 For          Withheld
  Election of 5 Directors:
  Richard B. Madden            58,918,345     1,236,741
  Richard M. Morrow            58,999,059     1,156,026
  John M. Richards             59,010,391     1,144,695
  Reuben F. Richards           58,931,633     1,223,453
  Frederick T. Weyerhaeuser    59,097,129     1,057,957

Proposal No. 2:                                                Broker
                              For       Against     Abstain  Non-Votes
  Adoption of
  Cumulative Voting        12,206,429  46,016,911   500,750  1,430,996

Proposal No. 3:                                                Broker
                              For       Against     Abstain  Non-Votes
  Elimination of Classified
  Board of Directors       12,862,953  45,352,270   508,967  1,430,896

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 12 of this Form 10-Q.

Reports on Form 8-K

    A current report on Form 8-K was filed on June 23, 1997.
Information was reported under Item 5, Other Events, concerning the outcome of a lawsuit the company had filed against Beloit Corporation in December 1995.

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



Date:  August 1, 1997

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Exhibit Index



Exhibit


                                PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.