Form 10-Q
period 1997-09-30
POTLATCH CORP
filed 1997-10-31
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended    September 30, 1997    Commission file number   1-5313


                              POTLATCH CORPORATION
           (Exact name of registrant as specified in its charter)



        A Delaware Corporation                            82-0156045
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)




    601 West Riverside Ave., Suite 1100
          Spokane, Washington                               99201
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (509) 835-1500





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of September 30, 1997:
28,950,462 shares of Common Stock, par value $1 per share.

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           Index to Form 10-Q



PART I.  FINANCIAL INFORMATION                           Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the quarter and nine
    months ended September 30, 1997 and 1996                     2

    Condensed Balance Sheets at September 30, 1997
    and December 31, 1996                                        3

    Condensed Statements of Cash Flows for the nine
    months ended September 30, 1997 and 1996                     4

    Notes to Financial Statements                                5

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     5 - 8


PART II.	OTHER INFORMATION

  Item 5. Other Information                                      9

  Item 6. Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                      10

EXHIBIT INDEX                                                   11

                               PART I

Item 1.  Financial Statements


Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
---------------------------------------------------------------------------
                                     Quarter Ended        Nine Months Ended
                                      September 30           September 30
                                     1997      1996        1997        1996
---------------------------------------------------------------------------
Net sales                        $395,447  $398,227  $1,189,115  $1,172,916
---------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested   38,991    37,377     113,866     105,685
  Materials, labor and other
    operating expenses            299,184   299,230     923,399     898,230
  Selling, general and
    administrative expenses        27,229    25,857      78,630      74,112
---------------------------------------------------------------------------
                                  365,404   362,464   1,115,895   1,078,027
---------------------------------------------------------------------------
      Earnings from operations     30,043    35,763      73,220      94,889

Interest expense                  (11,154)  (10,138)    (33,944)    (33,372)

Interest and dividend income           98       280         271       1,787

Other income, net                   2,716     1,443       7,151       1,317
---------------------------------------------------------------------------
      Earnings before taxes
      on income and
      extraordinary item           21,703    27,348      46,698      64,621

Provision for taxes
  on income (Note 2)                7,596     7,807      16,344      21,971
---------------------------------------------------------------------------
Net earnings before
  extraordinary item               14,107    19,541      30,354      42,650

Extraordinary item - loss from
  early extinguishment of debt,
  net of taxes                          -         -           -      (2,946)
---------------------------------------------------------------------------
Net earnings                     $ 14,107  $ 19,541  $   30,354  $   39,704
===========================================================================
Net earnings per
  common share (Note 3):
  Before extraordinary item         $ .49     $ .68       $1.05       $1.48
  After extraordinary item            .49       .68        1.05        1.38
Dividends per common share
  (annual rate)                      1.70      1.66        1.70        1.66
Average shares outstanding
  (in thousands)                   28,935    28,845      28,909      28,899
---------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                 2

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1997 amounts unaudited (Dollars in thousands -
  except per-share amounts)
--------------------------------------------------------------------------
                                           September 30,      December 31,
                                                    1997              1996
--------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                      $    6,102        $    7,740
    Short-term investments                         6,509             4,576
    Receivables, net                             174,242           163,075
    Inventories (Note 4)                         168,835           176,899
    Prepaid expenses                              25,520            25,821
--------------------------------------------------------------------------
      Total current assets                       381,208           378,111
  Land, other than timberlands                     9,099             9,088
  Plant and equipment, at cost less
    accumulated depreciation                   1,493,040         1,465,682
  Timber, timberlands and related
    logging facilities                           344,090           349,466
  Other assets                                    65,710            63,332
--------------------------------------------------------------------------
                                              $2,293,147        $2,265,679
==========================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                             $   38,582        $   14,281
    Current installments on long-term debt            25            31,379
    Accounts payable and accrued liabilities     240,189           214,485
--------------------------------------------------------------------------
      Total current liabilities                  278,796           260,145
  Long-term debt                                 672,067           672,048
  Other long-term obligations                    152,127           148,092
  Deferred taxes                                 231,613           223,441
  Put options                                      5,357             7,758
  Stockholders' equity                           953,187           954,195
--------------------------------------------------------------------------
                                              $2,293,147        $2,265,679
==========================================================================

Stockholders' equity per common share             $32.93            $33.06
Working capital                                 $102,412          $117,966
Current ratio                                      1.4:1             1.5:1
--------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
--------------------------------------------------------------------------
                                                         Nine Months Ended
                                                            September 30
                                                          1997        1996
--------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                       $  30,354   $  39,704
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                             113,866     105,685
    Deferred taxes                                       8,172       6,856
    Working capital changes                             24,291      27,336
    Other, net                                          (5,027)      3,241
--------------------------------------------------------------------------
    Net cash provided by operations                    171,656     182,822
--------------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                             (1,389)      5,239
  Increase in notes payable                             24,301      44,868
  Proceeds from long-term debt                               -      40,000
  Repayment of long-term debt                          (31,335)   (123,992)
  Issuance of treasury stock                             1,956         229
  Purchase of treasury stock                                78      (5,042)
  Premium on early retirement of debt                        -      (4,088)
  Dividends                                            (36,850)    (35,992)
--------------------------------------------------------------------------
    Net cash used for financing                        (43,239)    (78,778)
--------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                     3,125      98,411
  Additions to investments                             (11,398)    (46,020)
  Reductions in investments                              8,175      57,573
  Funding of qualified pension plans                    (5,037)    (19,734)
  Additions to plant and properties                   (124,406)   (196,441)
  Disposition of plant and properties                    2,611       4,424
  Other, net                                            (3,125)      1,876
--------------------------------------------------------------------------
    Net cash used for investing                       (130,055)    (99,911)
--------------------------------------------------------------------------
Increase (decrease) in cash                             (1,638)      4,133
Balance at beginning of period                           7,740       7,571
--------------------------------------------------------------------------
Balance at end of period                             $   6,102   $  11,704
==========================================================================

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 1997 and 1996 were $24.2 million and $27.4 million, respectively. Net income tax payments for the nine months ended September 30, 1997 and 1996 were $5.5 million and $10.2 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                 4

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
-----------------------------------------------------------------------------
NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 1997 and December 31, 1996, and the statements of earnings for the quarter and nine months ended September 30, 1997 and 1996, and the condensed statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAX - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 35 percent for the quarter and nine months ended September 30, 1997. The rate was 34 percent for 1996. The third quarter provision for 1996 reflects the adjustment of the rate to 34 percent from 38 percent used for the first half of the year.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding. Common stock equivalents which would arise from the exercise of stock options were not included in the weighted average because of immateriality.

Note 4.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                September 30, 1997    December 31, 1996
                                ------------------    -----------------
       Raw materials                  $ 86,280             $ 97,132
       Work in process                   7,428                4,774
       Finished good                    75,127               74,993
                                      --------             --------
                                      $168,835             $176,899
                                      ========             ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Liquidity and Capital Funding

    Net cash provided by operations for the first nine months of 1997, as presented in the Condensed Statements of Cash Flows on page 4, totaled $171.7 million, compared with $182.8 million for the same period in 1996.

    The company's ratio of long-term debt to stockholders' equity was .71 to 1 at September 30, 1997, compared with .70 to 1 at December 31, 1996. The change was a result of a $1.0 million decrease in stockholders' equity.

    Working capital of $102.4 million at September 30, 1997, decreased $15.6 million from December 31, 1996. Working capital was reduced by an $8.1 million decrease in inventories and increases of $24.3 million in notes payable and $25.7 million in accounts payable and accrued liabilities. Partially offsetting these items was an increase of $11.2 million in accounts receivable and a decrease in current installments on long-term debt of $31.4 million.

    Capital expenditures totaled $124.4 million for the first nine months of 1997. Of this amount, the company spent $24.2 million in the wood products segment, which included the final expenditures for the upgrade of the dry end at the Prescott, Arkansas, sawmill and installation of pollution control equipment at the company's oriented strand board plants in Minnesota. The company spent $64.1 million in the printing papers segment, largely for the recovery boiler and turbine generator phase of the modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $35.7 million. A significant portion of this total related to the continued development of the hybrid poplar plantation in Boardman, Oregon, as well as several projects at the Lewiston, Idaho, pulp mill: the continuation of the washer replacement project, a caustic plant upgrade and a new green liquor clarifier.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 8 of this Form 10-Q.
---------------------------------------------------------------------------
Segment Information                                  (Dollars in thousands)
---------------------------------------------------------------------------
                                     Third Quarter           Nine Months
                                     1997      1996        1997        1996
---------------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board        $ 27,048  $ 38,726  $   74,903  $  119,277
    Lumber                         63,430    54,129     192,200     149,046
    Plywood                        17,139    11,824      50,904      43,935
    Particleboard                   3,294     2,588       9,725       9,304
    Other                          17,701    17,936      46,343      34,202
---------------------------------------------------------------------------
                                  128,612   125,203     374,075     355,764
---------------------------------------------------------------------------
  Printing papers                 108,731   110,805     325,637     332,169
---------------------------------------------------------------------------
  Other pulp-based products
    Pulp                            1,594     3,812       9,787       8,557
    Paperboard                     96,665   101,481     309,945     301,931
    Tissue                         59,845    56,926     169,671     174,495
---------------------------------------------------------------------------
                                  158,104   162,219     489,403     484,983
---------------------------------------------------------------------------
Total net sales                  $395,447  $398,227  $1,189,115  $1,172,916
===========================================================================

                                 6

---------------------------------------------------------------------------
Segment Information (continued)                      (Dollars in thousands)
---------------------------------------------------------------------------
                                       Third Quarter          Nine Months
                                      1997       1996       1997       1996
---------------------------------------------------------------------------
Operating Income
  Wood products                   $ 15,301   $ 18,511   $ 35,133   $ 48,829
  Printing papers                   10,951     14,482     30,803     37,862
  Other pulp-based products         15,110     10,908     38,108     28,630
---------------------------------------------------------------------------
                                    41,362     43,901    104,044    115,321
Corporate                          (19,659)   (16,553)   (57,346)   (50,700)
---------------------------------------------------------------------------
Earnings before taxes
  on income and
  extraordinary item              $ 21,703   $ 27,348   $ 46,698   $ 64,621
===========================================================================

    Poor market conditions for oriented strand board led to lower earnings for the third quarter of 1997. Net earnings for the third quarter were $14.1 million or $.49 per common share. Net earnings in 1996's third quarter were $19.5 million or $.68 per common share. Net sales were $395.4 million for the quarter, compared with $398.2 million in the third quarter of 1996.

    Net earnings for the first nine months of 1997 were $30.4 million, or $1.05 per common share. Net earnings for the first nine months of 1996, before a $.10 per common share extraordinary charge for early extinguishment of debt, were $42.6 million, or $1.48 per common share. Net sales for the first nine months of 1997 were $1.19 billion, versus $1.17 billion in 1996.

    The wood products segment reported operating income of $15.3 million for the third quarter of 1997, down from $18.5 million earned in 1996's third quarter. The decline was due to lower net sales realizations for oriented strand board, which were 29 percent lower than the same period last year. However, improved shipments and realizations for all other wood products offset the majority of the earnings decline from oriented strand board.

    Operating income for the printing papers segment was $11.0 million for the quarter, down from $14.5 million earned in the third quarter of 1996. Lower net sales realizations reflected a less favorable product mix compared to last year's stronger markets.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported third quarter 1997 operating income of $15.1 million, up from $10.9 million earned a year ago. The primary reasons for the increase were improved operations and lower production costs for the Pulp and Paperboard Group. The Consumer Products Division benefited from higher net sales realizations, although the benefits were offset by higher pulp costs.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Changes in Statements of Earnings
                             (Dollars in thousands)



                                    Quarter Ended September 30        Nine Months Ended September 30
                                                       Increase                            Increase
                                      1997      1996  (Decrease)        1997        1996  (Decrease)
                                      ----      ----  ----------        ----        ----  ----------
Net sales                         $395,447  $398,227      (1%)    $1,189,115  $1,172,916       1%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    38,991    37,377       4%        113,866     105,685       8%
  Materials, labor and other
    operating expenses             299,184   299,230       -%        923,399     898,230       3%
  Selling, general and
    administrative expenses         27,229    25,857       5%         78,630      74,112       6%
Earnings from operations            30,043    35,763     (16%)        73,220      94,889     (23%)
Interest expense                   (11,154)  (10,138)     10%        (33,944)    (33,372)      2%
Interest and dividend income            98       280     (65%)           271       1,787     (85%)
Other income, net                    2,716     1,443        *          7,151       1,317        *
Provision for taxes on income        7,596     7,807      (3%)        16,344      21,971     (26%)
Net earnings before
  extraordinary item                14,107    19,541     (28%)        30,354      42,650     (29%)
Extraordinary item - loss from
  early extinguishment of debt,
  net of taxes                           -         -        *              -      (2,946)       *
Net earnings                        14,107    19,541     (28%)        30,354      39,704     (24%)

*Not a meaningful figure.

                                 8

                              PART II


ITEM 5.	Other Information

    L. Pendleton Siegel, the company's president and chief operating officer, has been elected to the company's board of directors, effective November 1, 1997.

    In late September the company relocated its executive office from San Francisco, California, to Spokane, Washington.

ITEM 6.  Exhibits and Reports on 8-K

Exhibits

    The exhibit index is located on page 11 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended
September 30, 1997.

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


Date:  October 31, 1997

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Exhibit Index



Exhibit



                                 PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt