Form 10-K405
period 1997-12-31
POTLATCH CORP
filed 1998-03-27
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	                            Commission File
December 31, 1997	                                    Number 1-5313
                               POTLATCH

                         Potlatch Corporation

A Delaware Corporation	                      (IRS Employer Identification
                                                       Number 82-0156045)
                 601 West Riverside Ave., Suite 1100
                      Spokane, Washington 99201
                      Telephone (509) 835-1500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1998, was approximately $1,174 million.

The number of shares of common stock outstanding as of January 31, 1998:
28,996,062 shares of Common Stock, par value of $1 per share.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1998 annual meeting of stock-holders are incorporated by reference in Part III hereof.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        Index to 1997 Form 10-K


                                                                 Page
                                                                Number

PART I
 ITEM   1.  Business                                             2 - 5
 ITEM   2.  Properties                                               6
 ITEM   3.  Legal Proceedings                                        7
 ITEM   4.  Submission of Matters to a Vote of Security Holders      7
 Executive Officers of the Registrant                                8


PART II
 ITEM   5.  Market for Registrant's Common Equity and
              Related Stockholder Matters                            9
 ITEM   6.  Selected Financial Data                                  9
 ITEM   7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    9
 ITEM   8.  Financial Statements and Supplementary Data              9
 ITEM   9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                   10


PART III
 ITEM  10.  Directors and Executive Officers of the Registrant      10
 ITEM  11.  Executive Compensation                                  10
 ITEM  12.  Security Ownership of Certain Beneficial Owners
              and Management                                        10
 ITEM  13.  Certain Relationships and Related Transactions          10


PART IV
 ITEM  14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                   10


SIGNATURES                                                          11


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES            12


EXHIBIT INDEX                                                  41 - 43

                                 PART I

ITEM 1.  Business

General

   Potlatch Corporation (the "company"), incorporated in 1903, is an integrated forest products company with substantial timber resources. It is engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and other pulp-based products. Its timber-lands and all of its manufacturing facilities are located within the continental United States.

   Information relating to the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the company's industry segments for 1995-1997 is included in Note 14 to the financial statements on pages 35-36 of this report.

   This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international econ-omies; changes in worldwide demand for the company's products; changes in world-wide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; and changes in raw material, energy and other costs.

Fiber Resources

   The principal source of raw material used in the company's operations is wood fiber obtained from its own timberlands and purchased on the open market. The company owns in fee approximately 1.5 million acres of timberland: 500,000 acres in Arkansas, 672,000 acres in Idaho and 343,000 acres in Minnesota. In addition to its own lands, the company leases approximately 14,000 acres of timberland in Arkansas. The company also owns and is developing 22,000 acres in Oregon as a hybrid poplar plantation for pulp fiber.

   The amount of timber harvested in any one year from company-owned lands varies according to the requirements of sound forest management and the supply of timber available for purchase on the open market. By continually improving forestry and silviculture techniques and other forest management practices, the company has been able to increase the volume of wood fiber available from its timberlands and to provide for a continuous supply of wood fiber in the future. In most cases, the cost of timber from company land is substantially less than that of timber obtained on the open market.

   The company's fee lands provided approximately 68 percent of its sawlogs and plywood logs in 1997 and an average of 67 percent over the past five years. Including the raw materials used for pulp, oriented strand board and particle-board, the percentages were 46 percent for 1997 and 41 percent for the past five years.

   Additional logs are obtained under timber cutting contracts with federal, state and local governments and from private landowners. Such cutting contracts generally have terms ranging from a few months to several years at prices which are determined when the contract is signed. The company enters into many such contracts each year. At December 31, 1997, the company estimated its total commitment under such contracts was $42.6 million, which was not materially different from market value.

   At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has at times had an adverse effect on wood fiber costs. The long-term effect of this trend on company earnings cannot be predicted. However, the company has implemented plans to develop additional chip fiber supplies, primarily hybrid poplar, for the Lewiston, Idaho, pulp mill and by the year 2001 expects to be able to provide approximately 70 percent of chip fiber requirements for this mill from resources it owns, compared with approximately 36 percent for 1997.

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

   The forest products industry is highly competitive, and the company competes with substantially larger forest products companies and companies that manu-facture substitutes for wood and wood fiber products. For lumber, plywood and particleboard, the company's share of the market is not significant to the total U.S. market for these products. The company believes it is one of the larger manufacturers of oriented strand board ("OSB"). However, its sales of OSB are less than ten percent of the total market for this product, which competes with plywood. The company's principal methods of competing are product quality, service and price.

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

   Printing papers are sold principally to paper merchants for distribution. Various company sales offices located throughout the United States are utilized to service customers. Although the company is not one of the larger manufac-turers of printing papers, it is one of the nation's leading producers of premium coated papers. The principal methods of competing are product quality, service and price.

Other Pulp-Based Products

   The company produces and markets bleached kraft pulp and paperboard and tissue products. A description of the facilities used to produce these products is included under Item 2 of this report.

   The company is a major producer of bleached kraft paperboard in the United States. Bleached kraft paperboard manufactured by the company is used primarily for the packaging of milk and other foods, pharmaceuticals and toiletries, and for paper cups and paper plates. The company does not consider itself among the larger national manufacturers of any of its other pulp-based products.

   The company is a leading North American producer of private label household tissue products. Household tissue products (facial and bathroom tissues, towels and napkins) are packaged to order for grocery and drug chains and cooperative buying organizations. These products are sold to consumers under customer brand names and compete with nationally advertised and other private label brands.

   Methods of sale and distribution of the company's other pulp-based products vary for its several products. The majority of pulp sales are generally made through brokers. The company, in general, maintains domestic sales offices through which it sells paperboard to packaging converters. The majority of international paperboard sales are made through sales representative offices in Japan and Australia. The balance of such sales are made through brokers and agents. Tissue products are sold to major retail outlets directly and through brokers. The company's principal methods of competing are product quality, service and price.

Environment

   Information regarding environmental matters is included under Item 3 - Legal Proceedings on page 7 and Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16 of this report.

Employees

   As of December 31, 1997, the company had approximately 6,700 employees. Labor contracts expiring in 1998 are as follows:

                                                                  Approximate
 Contract                                                          Number of
Expiration                                                          Hourly
   Date         Location                 Union                     Employees

May 8         Wood Products             International Association       220
              Southern Division         of Machinists &
              Warren, Arkansas          Aerospace Workers

October 14    Wood Products             United Paperworkers             130
              Minnesota Division        International Union
              Grand Rapids, Minnesota

ITEM  2.  Properties

   The principal manufacturing facilities of the company, together with their respective year end 1997 capacities and 1997 production are as follows:

Wood Products                             Capacity           Production
  Oriented Strand Board Plants: (A)
    Bemidji, Minnesota                  500,000 m.sq.ft.   469,000 m.sq.ft.
    Cook, Minnesota                     240,000 m.sq.ft.   211,000 m.sq.ft.
    Grand Rapids, Minnesota             350,000 m.sq.ft.   297,000 m.sq.ft.

  Sawmills:
    Prescott, Arkansas                  135,000 m.bd.ft.   101,000 m.bd.ft.
    Warren, Arkansas (B)                170,000 m.bd.ft.   131,000 m.bd.ft.
    Lewiston, Idaho                     160,000 m.bd.ft.   141,000 m.bd.ft.
    St. Maries, Idaho                    90,000 m.bd.ft.    86,000 m.bd.ft.
    Bemidji, Minnesota                   80,000 m.bd.ft.    75,000 m.bd.ft.

  Plywood Plants: (A)
    Jaype, Idaho                        130,000 m.sq.ft.   122,000 m.sq.ft.
    St. Maries, Idaho                   130,000 m.sq.ft.   132,000 m.sq.ft.

  Particleboard Plant: (C)
    Post Falls, Idaho                    70,000 m.sq.ft.    67,000 m.sq.ft.

Printing Papers
  Pulp Mill:
    Cloquet, Minnesota                  200,000 tons       192,000 tons

  Printing Paper Mills:
    Brainerd, Minnesota                 150,000 tons       150,000 tons
    Cloquet, Minnesota                  230,000 tons       222,000 tons

Other Pulp-Based Products
  Pulp Mills:
    Cypress, Bend, Arkansas             250,000 tons       246,000 tons
    Lewiston, Idaho                     500,000 tons       461,000 tons

  Bleached Paperboard Mills:
    Cypress Bend, Arkansas              270,000 tons       267,000 tons
    Lewiston, Idaho                     355,000 tons       347,000 tons

  Tissue Mill:
    Lewiston, Idaho                     155,000 tons       150,000 tons

  Tissue Converting Facilities:
    Lewiston, Idaho                     105,000 tons        99,000 tons
    Las Vegas, Nevada                    35,000 tons        29,000 tons

(A) 3/8" Basis
(B) There are two sawmills in Warren.
(C) 3/4" Basis

ITEM 3.  Legal Proceedings

   In February and November 1997, the company received Notices of Violation ("NOVs") from Region 10 of the U.S. Environmental Protection Agency ("EPA"). Both NOVs allege that the company violated the Prevention of Significant Deterioration permit requirements and permit requirements of the Idaho State Implementation Plan by burning tire derived fuel in the company's No. 4 power boiler in Lewiston, Idaho, in quantities which caused SO2 emissions to exceed permitted amounts over a five-year period beginning in 1992. Although no specific relief has been requested by the EPA, the NOVs set forth EPA's authority to seek, among other things, penalties of up to $25,000 per day for each violation. The company believes it has defenses to the alleged violations and has held conferences with the EPA for the purpose of presenting information bearing on the alleged violations. Following these conferences, representatives of the EPA have advised that the matter will be referred to the United States Department of Justice to commence an enforcement action against the company.
As of March 1, 1998, no such action had been filed against the company.

   In December 1995, the company filed a complaint against Beloit Corporation in the District Court of the State of Idaho, Nez Perce County. The complaint alleged that a pulp washer system supplied by Beloit Corporation and installed at the company's pulp mill in Lewiston, Idaho, experienced massive defects and deficiencies and failed to meet contract performance requirements and criteria. In June 1997, a jury awarded damages of $95 million to the company. Beloit has appealed the case to the Idaho Supreme Court.


ITEM 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

Executive Officers of the Registrant

   Information as of March 1, 1998, and for the past five years concerning the executive officers of the company is as follows:

   John M. Richards (age 60), first elected an officer in 1972, has served as Chairman of the Board and Chief Executive Officer since May 1994. Prior to May 1994 he was President and Chief Operating Officer. He was elected a director of the company effective January 1991. He is a member of the Finance Committee of the Board of Directors.

   L. Pendleton Siegel (age 55), first elected an officer in 1983, has served as President and Chief Operating Officer since May 1994. He was elected a director of the company effective November 1997. From August 1993 to May 1994, he was Executive Vice President, Pulp-Based Operations. Prior to August 1993, he was Group Vice President, Pulp and Paperboard.

   John E. Hanby (age 56), was elected Vice President, Technology in December 1997. From May 1996 to December 1997, he was an appointed officer serving as Vice President, Technology. From January 1995 to May 1996, he was Director, Fiber Research and Development. From May 1994 to January 1995, he was Assistant Director, Fiber Research and Development. Prior to joining the company in May 1994, he managed manufacturing operations and research and development programs within the paper industry.

   Craig H. Nelson (age 41), first elected an officer in 1996, has served as Vice President, Consumer Products Division since May 1996. From April 1993 through April 1996, he was an appointed officer serving as Vice President, Manufacturing, for the Consumer Products Division's Lewiston mill. Prior to April 1993, he was project manager for the No. 3L tissue machine in the Consumer Products Division.

   Richard L. Paulson (age 56), first elected an officer in 1992, has served as Vice President, Minnesota Pulp and Paper Division since May 1996. Prior to May 1996, he was Vice President, Consumer Products Division.

   George E. Pfautsch (age 62), first elected an officer in 1971, is Senior Vice President, Finance and Chief Financial Officer. From January 1993 through May 1994, he also served as Treasurer. Mr. Pfautsch will retire in July 1998.

   Charles R. Pottenger (age 58), first elected an officer in 1991, has served as Group Vice President, Pulp and Paperboard since August 1993. Prior to August 1993, he was Vice President, Minnesota Pulp and Paper Division.

   Thomas J. Smrekar (age 55), first elected an officer in 1992, is Group Vice President, Wood Products.

NOTE: The aforementioned officers of the company are elected to hold office until the next annual meeting of the Board of Directors. Each officer holds office until the officer's successor has been duly elected and has qualified or until the earlier of the officer's death, resignation, retirement or removal by the board.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                               1997                     1996

Quarter                  High        Low           High        Low

  1st                   $45.33     $41.13        $43.88      $38.25
  2nd                    46.50      39.00         43.88       38.50
  3rd                    51.94      44.75         39.75       35.13
  4th                    52.75      40.75         44.88       38.38
  Year                   52.75      39.00         44.88       35.13

   In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 3,600 common stockholders of record at December 31, 1997.

Quarterly dividend payments per common share for the past two years were:

Quarter                            1997          1996

  1st                            $ .425        $ .415
  2nd                              .425          .415
  3rd                              .425          .415
  4th                              .435          .425
                                 ------        ------
                                 $ 1.71        $ 1.67
                                 ======        ======
ITEMS 6, 7 and 8

   The information called for by Items 6, 7 and 8, inclusive, of Part II of this form is contained in the following sections of this Report at the pages indicated below:
                                                          Page
                                                         Number

  ITEM 6     Selected Financial Data                        13

  ITEM 7     Management's Discussion
             and Analysis of Financial
             Condition and Results of
             Operations                                14 - 19

  ITEM 8     Financial Statements and
             Supplementary Data                        20 - 40

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
   	     Financial Disclosure

 None.

                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant

   Information regarding the directors of the company is set forth under the heading "Election of Directors" on pages 3-5 of the company's definitive proxy statement, dated March 26, 1998, for the 1998 annual meeting of stockholders (the "1998 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4.

ITEM 11.  Executive Compensation

   Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 9-13 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership of management set forth under the heading "Stock Ownership of Directors and Executive Officers" on pages 7-8 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

   Information set forth under the heading "Certain Transactions" on page 13 of the 1998 Proxy Statement is incorporated herein by reference.

                               PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 12 of this Form 10-K.

(b)  No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c)  Exhibits are listed in the Exhibit Index on pages 41-43 of this Form 10-K.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      POTLATCH CORPORATION
                                                          (Registrant)

Date: March 27, 1998                               By /S/ John M. Richards
                                                      John M. Richards
                                                      Chairman of the Board
                                                      and Chief Executive
                                                      Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998, by the following persons on behalf of the company in the capacities indicated.

By /S/ John M. Richards
   John M. Richards                              RICHARD A. CLARKE*
   Director and Chairman of                      Director
   the Board and Chief                           KENNETH T. DERR*
   Executive Officer                             Director
   (Principal Executive Officer)                 ALLEN F. JACOBSON*
                                                 Director
By /S/ L. Pendleton Siegel                       GEORGE F. JEWETT, JR.*
   L. Pendleton Siegel                           Director
   Director, President and                       RICHARD B. MADDEN*
   Chief Operating Officer                       Director
   (Principal Operating Officer)                 RICHARD M. MORROW*
                                                 Director
By /S/ George E. Pfautsch                        VIVIAN W. PIASECKI*
   George E. Pfautsch                            Director
   Senior Vice President,                        TONI REMBE*
   Finance and Chief                             Director
   Financial Officer                             REUBEN F. RICHARDS*
   (Principal Financial Officer)                 Director
                                                 RICHARD M. ROSENBERG*
By /S/ Terry L. Carter                           Director
   Terry L. Carter                               ROBERT G. SCHWARTZ*
   Controller                                    Director
   (Principal Accounting Officer)                CHARLES R. WEAVER*
                                                 Director
                                                 FREDERICK T. WEYERHAEUSER*
                                                 Director
                                                 DR. WILLIAM T. WEYERHAEUSER*
                                                 Director


                                                 *By /S/ Betty R. Fleshman
                                                     Betty R. Fleshman
                                                     (Attorney-in-fact)

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

        Index to Consolidated Financial Statements and Schedules


                                                                        Page
                                                                       Number

The following documents are filed as part of this Report:

Consolidated Financial Statements:

  Selected Financial Data                                                 13

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    14 - 19

  Statements of Earnings for the years ended December 31,
    1997, 1996 and 1995                                                   20

  Balance Sheets at December 31, 1997 and 1996                            21

  Statements of Cash Flows for the years ended December 31,
    1997, 1996 and 1995                                                   22

  Statements of Stockholders' Equity for the years ended
    December 31, 1997, 1996 and 1995                                      23

  Summary of Principal Accounting Policies                           24 - 25

  Notes to Financial Statements                                      26 - 38

  Independent Auditors' Report                                            39

Schedules:

  II.  Valuation and Qualifying Accounts                                  40

         All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

          Potlatch Corporation and Consolidated Subsidiaries
                       Selected Financial Data
           (Dollars in thousands - except per-share amounts)
                                 1997        1996        1995        1994        1993
-------------------------------------------------------------------------------------
Net sales                  $1,568,870  $1,554,449  $1,605,206  $1,471,258  $1,368,854
Net earnings (loss):
  Before accounting changes
    and extraordinary item     36,059      61,534     108,546      48,995      38,339
  After accounting changes
    and extraordinary item     36,059      58,089     108,546      48,995     (11,953)
Net cash provided by
  operations, excluding
  working capital changes     193,446     228,364     273,418     197,879     170,698
Working capital               106,221     117,966     128,066     142,728     129,138
Current ratio                1.4 to 1    1.5 to 1    1.4 to 1    1.6 to 1    1.7 to 1

Long-term debt
  (noncurrent portion)     $  722,080  $  672,048  $  616,132  $  633,473  $  707,131
Stockholders' equity          951,592     954,195     943,904     901,619     901,076
Debt to stockholders'
  equity ratio               .76 to 1    .70 to 1    .65 to 1    .70 to 1    .78 to 1

Capital expenditures       $  158,485  $  239,908  $  170,654  $  104,389  $  201,655
Total assets                2,365,136   2,265,679   2,265,311   2,081,229   2,085,652

Basic net earnings (loss)
  per common share:
  Before accounting changes
    and extraordinary item      $1.25       $2.13       $3.72       $1.68       $1.31
  After accounting changes
    and extraordinary item       1.25        2.01        3.72        1.68        (.41)
Average common shares
  outstanding,
  (in thousands)               28,930      28,888      29,157      29,217      29,184

Diluted net earnings (loss)
  per common share:
  Before accounting changes
    and extraordinary item      $1.24       $2.13       $3.72       $1.68       $1.31
  After accounting changes
    and extraordinary item       1.24        2.01        3.72        1.68        (.41)
Average common shares
  outstanding, assuming
  dilution (in thousands)      28,986      28,912      29,187      29,242      29,221

Cash dividends
  per common share              $1.71       $1.67      $1.615       $1.57      $1.515
=====================================================================================

                               -13-

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

   Liquidity of a company can be measured by several factors. Of major importance are:

     Capability of generating earnings and cash flow
     Maintenance of a sound financial structure
     Access to capital markets
     Maintenance of adequate working capital

   In 1997, the company's net cash provided by operations, excluding working capital changes, as presented in the Statements of Cash Flows on page 22 totaled $193.4 million, compared with $228.4 million in 1996 and $273.4 million in 1995.

   The company maintains credit lines with several banks for general corporate purposes totaling $250.0 million, of which $100.0 million can be used for long-term debt and the balance can be used for short-term debt. At December 31, 1997, the company had outstanding indebtedness of $50.0 million under the short-term lines. The remainder of the credit lines was available to back the company's commercial paper program. Commercial paper outstanding at December 31, 1997, totaled $145.6 million, of which $100.0 million was classified as long-term debt.

   The ratio of long-term debt to stockholders' equity was .76 to 1 at December 31, 1997, compared with .70 to 1 at December 31, 1996 and .65 to 1 at December 31, 1995. The change for 1997 was largely due to the issuance of additional commercial paper during the year. The aggregate balance of commercial paper outstanding increased approximately $81.3 million in 1997. Of this amount, $50.0 million was classified as long-term, bringing the total amount of commercial paper classified as long-term to $100.0 million. The proceeds from the issuance of commercial paper were used for general corporate purposes.

   One of the company's stated objectives is to maintain a sound financial structure. In that regard, the company believes that debt ratings within investment grade categories are important for long-term access to capital markets. At the end of 1997, the company's senior long-term debt was rated A-by Standard & Poors and Duff and Phelps, and Baa1 by Moody's. With the company's ability to generate cash flow and its access to capital markets, the company believes it is capable of funding capital expenditures, working capital and other liquidity needs for the foreseeable future.

   At December 31, 1997, working capital was $106.2 million, compared with $118.0 million at December 31, 1996, and $128.1 million at December 31, 1995. The decline in 1997 was a result of an increase in short-term debt (which includes current installments on long-term debt and current notes payable) of $49.9 million. Increases in receivables of $16.1 million and inventories of $5.4 million, and a decrease in accounts payable and accrued liabilities of $12.5 million partially offset this amount.

Capital Resources and Funding

   Capital expenditures totaled $158.5 million in 1997, compared with $239.9 million in 1996 and $170.7 million in 1995.

   During 1997, the company spent $31.6 million in the wood products segment. The upgrade of the dry end at the Prescott, Arkansas, sawmill was completed, which increased production and efficiency. In Minnesota, the company commenced construction of additional pollution control equipment at its oriented strand board plants in Cook and Bemidji. The company's Idaho facilities began several smaller projects designed to improve efficiency and product quality.

   Capital spending in the printing papers segment totaled $81.9 million in 1997. The majority of the expenditures related to the modernization and expansion of the Cloquet, Minnesota, pulp mill, which included the construction of a new turbine generator and recovery boiler. The turbine generator started up in late December. Construction of the recovery boiler is expected to be completed by mid-1998. The Cloquet expansion, like other major projects in the past, is being constructed in phases over several years. This allows for commitments to be made in a financially prudent manner. As of December 31, 1997, the company had spent approximately $280 million on the Cloquet project, which includes $19.4 million of capitalized interest. As various phases are completed they are placed into service and depreciated over the estimated useful lives of the assets, even though in some cases the full benefits of the improvements will not be realized until the entire project has been completed. Depreciation on the phases already placed in service totaled $16.4 million as of December 31, 1997. Of this amount, $8.6 million was charged against income in 1997. The company plans to complete the pulp mill project in three years, with a total cost of approximately $525 million.

   Spending in the other pulp-based products segment totaled $44.1 million. The company is nearing completion of the washer replacement project at the Lewiston, Idaho, pulp mill. Pulp production continues to improve as a result of this project. Also at this mill construction of the new green liquor clarifier and caustic plant upgrade proceeded well during the year. The ongoing development of the company's hybrid poplar farm in Boardman, Oregon, also accounted for a large share of the expenditures for the segment. After harvest of these trees begins in 2001, it is anticipated that the company will be able to supply the Lewiston pulp mill with approximately 20 percent of its annual chip fiber needs from this source.

   Authorized but unexpended appropriations totaled $408.2 million at December 31, 1997. Of that amount, $200.4 million is budgeted to be expended in 1998. Such expenditures will include: the continuing modernization and expansion of the Cloquet pulp mill, where work on the recovery boiler will be completed and construction of the bleach plant, lime kiln and pulp dryer will begin; the continued development of the hybrid poplar plantation in Boardman; and the completion of the washer replacement project, caustic plant upgrade and new green liquor clarifier at the Lewiston pulp mill. In late 1997, the company commenced construction of a modernization and expansion project at its oriented strand board plant in Cook, Minnesota, which will create a state of the art, low-cost plant with an anticipated 80 percent increase in capacity compared with the current facility. The 1998 capital program will be funded primarily from internally generated sources.

   Historically, the company has spent less on capital expenditures than the annual amount budgeted. In 1997, the company spent $61.0 million less than the $219.5 million budgeted. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

   The company has in place a stock repurchase program through which it is authorized to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. The company has repurchased 398,800 shares to date under the program. No shares were repurchased in 1997.

Environment

   The company is subject to extensive federal and state environmental control regulations at its operating facilities. The company endeavors to comply with all environmental regulations and monitors its activities on a regular basis for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $18 million during 1997 and are budgeted to be approximately $2 million in 1998. In addition, the company made expenditures for pollution control facilities as part of major mill modernizations and expansions currently under way.

   In early 1998 the Environmental Protection Agency published the "Cluster Rule" regulations applicable specifically to the pulp and paper industry. These extensive regulations govern both air and water emissions. The regulations will require modifications to process equipment and operating procedures. Based on a preliminary analysis of the capital costs related to these regulations, the company estimates that compliance will require additional capital expenditures in the range of $70 million to $95 million over the next 2 to 8 years. The company does not expect that such compliance costs will have a material adverse effect on its competitive position.

Results of Operations
Comparison of 1997 with 1996

   Potlatch consolidated net sales of $1.57 billion were slightly higher than 1996 net sales of $1.55 billion. Net earnings for 1997 were $36.1 million, compared to $58.1 million for 1996. The net earnings amount for 1996 includes a $3.4 million extraordinary charge for early extinguishment of debt. Net earnings per common share were $1.25 for 1997, versus $2.01 in 1996 including the extraordinary charge.

   Over-capacity for oriented strand board (OSB) within the industry continued to negatively affect panel markets throughout 1997 and, combined with less favorable market conditions for coated papers, resulted in lower earnings for 1997. During the fourth quarter, the company experienced transportation problems, particularly as a result of railcar shortages and scheduling dif-ficulties throughout the Western U.S., which also adversely affected results.

   The wood products segment reported operating income of $47.7 million for 1997, substantially less than the $68.1 million earned in 1996. Decreased shipments and significantly lower net sales realizations for OSB were primarily responsible for the decline in earnings. Average net sales realizations for OSB were down 27 percent compared to 1996's levels. The difficult panel markets overshadowed improved results for the company's lumber products, where both shipments and realizations were higher than in 1996.

   At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. In recent years the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has at times had an adverse effect on wood fiber costs. The long-term effect of this trend on company earnings cannot be pre-dicted. However, the company has implemented plans to develop additional chip fiber supplies, primarily hybrid poplar, for the Lewiston, Idaho, pulp mill and by the year 2001 expects to be able to provide approximately 70 percent of chip fiber requirements for this mill from resources it owns, compared with approximately 36 percent for 1997.

   Operating income for the printing papers segment was $33.4 million, compared to $48.6 million in 1996. Although shipments of coated papers were slightly higher than in 1996, net sales realizations were approximately 4 percent lower due to a less favorable mix of products shipped. Also affecting results were costs associated with the startup of the new pulp mill fiber line in the first quarter and a slower than expected startup following a maintenance shutdown in the fourth quarter.

   The company's other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported operating income of $51.0 million, versus income of $40.9 million for 1996. Higher shipments for paperboard more than offset lower net sales realizations. Production improve-ments at the company's Lewiston, Idaho, pulp mill as a result of an ongoing pulp washer replacement project were largely responsible for the ability to increase production and shipments. The Consumer Products Division showed improved results compared to 1996 mainly due to lower pulp costs.

   In the second quarter of 1997, the company was awarded a $95 million judgment for damages in its lawsuit regarding a defective pulp washer system that was installed at the Lewiston pulp mill. The award is being appealed and, therefore, is not included in the financial statements for 1997. Upon resolution of the lawsuit, it is anticipated that a portion of the judgment will be utilized to reimburse costs expended for asset restoration and a smaller portion will be recorded as income.

Comparison of 1996 with 1995

   The company's consolidated net sales of $1.55 billion in 1996 were slightly below 1995's $1.61 billion. Net earnings in 1996 were $61.5 million, before a $3.4 million extraordinary charge for early extinguishment of debt. Including the charge, net earnings were $58.1 million. By comparison, 1995 net earnings were $108.5 million. Net earnings per common share for 1996 were $2.13 before the extraordinary charge, or $2.01 including the charge, compared to $3.72 per common share for 1995.

   Weaker market conditions in 1996 for the company's paperboard and panel products, plus weather-related problems during the first quarter, contributed to lower earnings for the year.

   Operating income for the wood products segment was $68.1 million in 1996, down from the $122.2 million earned in 1995. Lower net sales realizations and shipments for the company's panel products were the primary reason for the decline. Oriented strand board was especially affected due to a significant increase in production capacity within the industry. Downtime taken to shift the Idaho plywood plants to industrial-grade products and operating problems caused by flooding in Idaho early in 1996 also negatively affected earnings. The segment did experience improved shipments and net sales realizations for lumber over 1995.

   The printing papers segment reported 1996 operating income of $48.6 million, compared with $50.6 million in 1995. Lower net sales realizations, partially due to a less favorable product mix, offset higher shipments during 1996. The company's two coated paper facilities operated well during the year, lowering production costs and having a positive effect on the year's results.

   Operating income for the other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, was $40.9 million in 1996, versus $70.8 million reported in 1995. A decrease in paper-board net sales realizations plus weather-related operating problems during the first quarter of 1996 were largely responsible for the lower results. An unplanned shutdown at the company's Lewiston, Idaho, pulp mill late in the year to repair a recovery boiler also negatively affected earnings. The Consumer Products Division benefited from increased shipments of 8 percent, higher net sales realizations and lower pulp costs to record significantly improved results over 1995, partially offsetting the weaker results for paperboard. The 1996 segment operating income includes a one-time $3.0 million actuarial gain on postretirement benefit programs, which is included in Other income (expense), net, in the Statements of Earnings.

Income Taxes

   The company's effective tax rates for 1997, 1996 (excluding an extraordinary item) and 1995 were 34.0 percent, 28.7 percent and 36.5 percent, respectively.

Year 2000

   The company is conducting an ongoing review of all computer programs used for various purposes within the company to determine if any potential problems may exist as a result of the year 2000 issue. The year 2000 problem arises because of computer programs being written using two digits rather than four to define the applicable year. The review covers software used for both production and administration functions. Based upon this review to date, no material problems have been identified.

Subsequent Event

   In February 1998, the Board of Directors of the company approved the contribution of all of the company's approximately 514,000 acres of timberlands in Arkansas to a newly formed real estate investment trust, Timberland Growth

Corporation (TGC). The Board also approved an agreement pursuant to which TGC will acquire from Anderson-Tully Company (ATCO) 324,000 acres of primarily hardwood timberlands concentrated in Mississippi and Arkansas and other real estate assets through a cash merger for approximately $410 million. The merger will be funded primarily by a proposed initial public offering of TGC's common stock. After TGC's initial public offering, the company will own a majority of the economic interest in TGC and will have voting power equal to its economic interest.

   The company will also acquire directly from ATCO two hardwood sawmills, a veneer plant and log transportation assets. The company and TGC will enter into a long-term timber purchase agreement by which the company will purchase and harvest timber from TGC's initial timberlands at fair market value primarily for use at the company's converting facilities in Arkansas and the two former ATCO sawmills and veneer plant in Mississippi.

   Consummation of these transactions is subject to certain contingencies, including regulatory approvals.

             Potlatch Corporation and Consolidated Subsidiaries
                          Statements of Earnings
              (Dollars in thousands - except per-share amounts)

For the years ended December 31                  1997        1996        1995
-----------------------------------------------------------------------------
Net sales                                  $1,568,870  $1,554,449  $1,605,206
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                      149,785     141,521     137,031
  Materials, labor and other operating
    expenses                                1,219,665   1,186,127   1,158,002
  Selling, general and administrative
    expenses                                  106,450     104,114      90,569
-----------------------------------------------------------------------------
                                            1,475,900   1,431,762   1,385,602
-----------------------------------------------------------------------------
Earnings from operations                       92,970     122,687     219,604

Interest expense, net of capitalized
  interest of $6,068 ($10,280 in 1996 and
  $4,083 in 1995)                             (46,124)    (43,869)    (47,976)
Interest and dividend income                      997       2,457       2,019
Other income (expense), net                     6,792       5,051      (2,708)
-----------------------------------------------------------------------------
Earnings before taxes on income and
  extraordinary item                           54,635      86,326     170,939

Provision for taxes on income (Note 5)         18,576      24,792      62,393
-----------------------------------------------------------------------------
Net earnings before extraordinary item         36,059      61,534     108,546

Extraordinary item - loss from
  early extinguishment of debt,
  net of tax (Note 6)                               -      (3,445)          -
-----------------------------------------------------------------------------
Net earnings                               $   36,059  $   58,089  $  108,546
=============================================================================

Basic net earnings per common share:
  Before extraordinary item                     $1.25       $2.13       $3.72
  After extraordinary item                       1.25        2.01        3.72
Diluted net earnings per common share:
  Before extraordinary item                      1.24        2.13        3.72
  After extraordinary item                       1.24        2.01        3.72
=============================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                               -20-

             Potlatch Corporation and Consolidated Subsidiaries
                               Balance Sheets
              (Dollars in thousands - except per-share amounts)

At December 31                                                1997        1996
------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash (Note 10)                                         $    9,026  $    7,740
 Short-term investments (Note 10)                            6,516       4,576
 Receivables, net of allowance for doubtful
  accounts of $2,022 ($2,275 in 1996)                      179,159     163,075
 Inventories (Note 1)                                      182,303     176,899
 Prepaid expenses (Note 5)                                  26,773      25,821
------------------------------------------------------------------------------
Total current assets                                       403,777     378,111
Land, other than timberlands                                 9,093       9,088
Plant and equipment, at cost less
 accumulated depreciation of $1,293,239
 ($1,180,023 in 1996) (Note 2)                           1,493,417   1,465,682
Timber, timberlands and related logging
 facilities, net (Note 3)                                  342,503     349,466
Other assets (Note 4)                                      116,346      63,332
------------------------------------------------------------------------------
                                                        $2,365,136  $2,265,679
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable (Notes 6 and 10)                         $   95,550  $   14,281
 Current installments on long-term debt (Notes 6 and 10)        22      31,379
 Accounts payable and accrued liabilities (Note 7)         201,984     214,485
------------------------------------------------------------------------------
Total current liabilities                                  297,556     260,145
------------------------------------------------------------------------------
Long-term debt (Notes 6 and 10)                            722,080     672,048
------------------------------------------------------------------------------
Other long-term obligations (Note 8)                       155,336     148,092
------------------------------------------------------------------------------
Deferred taxes (Note 5)                                    236,934     223,441
------------------------------------------------------------------------------
Put options (Notes 9 and 10)                                 1,638       7,758
------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock
  Authorized 4,000,000 shares                                    -           -
 Common stock, $1 par value
  Authorized 40,000,000 shares, issued 32,721,980 shares    32,722      32,722
 Additional paid-in capital                                127,554     125,937
 Retained earnings                                         879,264     892,667
 Common shares in treasury 3,727,118 (3,855,999 in 1996)   (87,948)    (97,131)
------------------------------------------------------------------------------
Total stockholders' equity                                 951,592     954,195
------------------------------------------------------------------------------
                                                        $2,365,136  $2,265,679
==============================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                               -21-

              Potlatch Corporation and Consolidated Subsidiaries
                           Statements of Cash Flows
                            (Dollars in thousands)
For the years ended December 31                    1997       1996       1995
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Net earnings                                  $  36,059  $  58,089  $ 108,546
Adjustments to reconcile net earnings
 to cash provided by operations:
 Depreciation, amortization and cost
  of fee timber harvested                       149,785    141,521    137,031
 Deferred taxes                                  13,493     24,618     29,153
 Other, net                                      (5,891)     4,136     (1,312)
-----------------------------------------------------------------------------
Cash provided by operations excluding,
 working capital changes                        193,446    228,364    273,418
-----------------------------------------------------------------------------
Increase in receivables                         (16,084)   (10,668)   (14,989)
Decrease (increase) in inventories               (5,404)    14,203    (38,866)
Decrease (increase) in prepaid expenses            (952)    (2,235)     2,271
Increase (decrease) in accounts payable
 and accrued liabilities                        (16,115)    (4,888)    25,721
-----------------------------------------------------------------------------
Cash used for working capital changes           (38,555)    (3,588)   (25,863)
-----------------------------------------------------------------------------
Net cash provided by operations                 154,891    224,776    247,555
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
Change in book overdrafts                         3,614     (7,792)     4,566
Increase (decrease) in notes payable             81,269     14,281    (12,881)
Proceeds from long-term debt                     50,000    197,543    124,785
Repayment of long-term debt                     (31,325)  (232,266)   (38,939)
Issuance of treasury stock                        2,985        722        193
Purchase of treasury stock                            -     (5,042)   (11,285)
Premium on early retirement of debt                   -     (4,088)         -
Dividends on common stock                       (49,462)   (48,254)   (47,096)
-----------------------------------------------------------------------------
Net cash provided by (used for) financing        57,081    (84,896)    19,343
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
Decrease (increase) in short-term investments     3,175     97,411   (100,411)
Additions to investments                        (13,612)   (48,008)   (46,418)
Reductions in investments                        10,303     69,573     66,717
Increase in note receivable                     (50,000)         -          -
Funding of qualified pension plans               (5,037)   (19,734)    (8,918)
Additions to plant and equipment, and to
 land other than timberlands                   (149,332)  (231,392)  (160,222)
Additions to timber, timberlands and
 related logging facilities                      (9,153)    (8,516)   (10,432)
Disposition of plant and properties               2,862      5,146      3,293
Other, net                                          108     (4,191)   (11,954)
-----------------------------------------------------------------------------
Net cash used for investing                    (210,686)  (139,711)  (268,345)
-----------------------------------------------------------------------------
Increase (decrease) in cash                       1,286        169     (1,447)
Balance at beginning of year                      7,740      7,571      9,018
-----------------------------------------------------------------------------
Balance at end of year                        $   9,026  $   7,740  $   7,571
=============================================================================

Net interest paid (net of amounts capitalized) in 1997, 1996 and 1995 was $45.7 million, $47.1 million and $47.7 million, respectively. Net income taxes paid in 1997, 1996 and 1995 were $2.8 million, $18.0 million and $36.0 million, respectively.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

            Potlatch Corporation and Consolidated Subsidiaries
                    Statements of Stockholders' Equity
             (Dollars in thousands - except per-share amounts)


                                                 Additional                                   Total
                             Common Stock Issued  Paid-In    Retained     Treasury Stock   Stockholders'
                               Shares     Amount  Capital    Earnings    Shares    Amount     Equity

Balance, December 31, 1994   32,721,980  $32,722  $125,564   $818,040  3,497,499  $74,707     $901,619
  Exercise of stock options
    and stock awards                  -        -        86          -     (8,975)    (193)         279
  Shares purchased at cost            -        -         -          -    271,600   11,285      (11,285)
  Put options                         -        -         -          -          -   12,247      (12,247)
  Premium on issuance
    of put options                    -        -         -          -          -     (746)         746
  Net earnings                        -        -         -    108,546          -        -      108,546
  Common dividends,
    $1.615 per share                  -        -         -    (47,096)         -        -      (47,096)
  Minimum pension
    liability adjustment              -        -         -      3,342          -        -        3,342
------------------------------------------------------------------------------------------------------
Balance, December 31, 1995   32,721,980  $32,722  $125,650   $882,832  3,760,124  $97,300     $943,904

  Exercise of stock options
    and stock awards                  -        -       287          -    (31,325)    (722)       1,009
  Shares purchased at cost            -        -         -          -    127,200    5,239       (5,239)
  Put options                         -        -         -          -          -   (4,489)       4,489
  Premium on issuance
    of put options                    -        -         -          -          -     (197)         197
  Net earnings                        -        -         -     58,089          -        -       58,089
  Common dividends,
    $1.67 per share                   -        -         -    (48,254)         -        -      (48,254)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1996   32,721,980  $32,722  $125,937   $892,667  3,855,999  $97,131     $954,195

  Exercise of stock options
    and stock awards                  -        -     1,617          -   (128,881)  (2,985)       4,602
  Put options                         -        -         -          -          -   (6,120)       6,120
  Premium on issuance
    of put options                    -        -         -          -          -      (78)          78
  Net earnings                        -        -         -     36,059          -        -       36,059
  Common dividends,
    $1.71 per share                   -        -         -    (49,462)         -        -      (49,462)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1997   32,721,980  $32,722  $127,554   $879,264  3,727,118  $87,948     $951,592
======================================================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                               -23-

             Potlatch Corporation and Consolidated Subsidiaries
               Summary of Principal Accounting Policies


Consolidation

   The financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.

   Potlatch Corporation is an integrated forest products company with substantial timber resources. It is engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and other pulp-based products. Its timberlands and all of its manu-facturing facilities are located within the continental United States. The primary market for the company's products is the United States, although it sells a significant amount of paperboard to countries in the Pacific Rim.

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

Earnings Per Common Share

   In December 1997, the company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which establishes rules for the calculation and presentation of basic and diluted earnings per share. The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:
                                                 1997        1996        1995
-----------------------------------------------------------------------------
Basic average common shares outstanding    28,929,734  28,887,962  29,156,681
Incremental shares due
  to common stock options                      55,768      23,633      30,538
-----------------------------------------------------------------------------
Diluted average common shares outstanding  28,985,502  28,911,595  29,187,219
=============================================================================
   Options to purchase shares of common stock of 293,563, 472,421 and 142,825 for 1997, 1996 and 1995 respectively were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

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

   Major improvements and replacements of property are capitalized. Maint-enance, repairs, and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

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

Environment

   As part of its corporate policy, the company has an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, reserves for environmental liabilities are established in accordance with Statement of Financial Accounting Standards No. 5.

Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statements, which are effective for 1998, require presentation of certain additional information in the financial statements and accompanying footnotes. The effect of implementing the new standards in future financial statements may require immaterial changes in the format of some information the company currently presents.

          Potlatch Corporation and Consolidated Subsidiaries
                     Notes to Financial Statements

Note 1.  Inventories

(Dollars in thousands)                              1997        1996
--------------------------------------------------------------------
Logs, pulpwood, chips and sawdust               $ 24,958    $ 23,271
Lumber and other manufactured wood products        9,828       9,459
Pulp, paper and converted paper products          90,854      82,783
Materials and supplies                            56,663      61,386
--------------------------------------------------------------------
                                                $182,303    $176,899
====================================================================
Valued at lower of cost or market:
  Last-in, first-out basis                      $ 31,766    $ 29,467
  Average cost basis                             150,537     147,432
--------------------------------------------------------------------
                                                $182,303    $176,899
====================================================================

   If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $25.3 million higher at December 31, 1997, and $25.5 million higher at December 31, 1996.

Note 2.  Plant and Equipment

(Dollars in thousands)                              1997        1996
--------------------------------------------------------------------
Land improvements                             $   57,796  $   56,062
Buildings and structures                         406,133     373,000
Machinery and equipment                        1,993,776   1,955,581
Other                                             94,174      93,920
Construction in progress                         234,777     167,142
--------------------------------------------------------------------
                                              $2,786,656  $2,645,705
====================================================================

   Depreciation charged against income amounted to $125.5 million in 1997 ($118.7 million in 1996 and $116.9 million in 1995).

   Authorized but unexpended appropriations for capital projects totaled $408.2 million at December 31, 1997. Of that amount, $200.4 million is budgeted to be expended in 1998.

Note 3.  Timber, Timberlands and Related Logging Facilities

CAPTION>
(Dollars in thousands)                                1997      1996
--------------------------------------------------------------------
Timber and timberlands                            $304,566  $314,032
Related logging facilities                          37,937    35,434
--------------------------------------------------------------------
                                                  $342,503  $349,466
====================================================================

   Timber, timberlands and related logging facilities are stated at cost less cost of fee timber harvested and amortization. Cost of fee timber harvested amounted to $19.8 million in 1997 ($18.9 million in 1996 and $16.2 million in 1995). Amortization of logging roads and related facilities amounted to $.7 million in 1997 ($1.3 million in 1996 and $1.3 million in 1995).

   The company obtains logs under timber cutting contracts with federal, state and local governments and from private landowners. Such cutting contracts generally have terms ranging from a few months to several years, at prices which are determined when the contract is signed. The company enters into many such contracts each year. At December 31, 1997, the company estimated its total commitment under such contracts was $42.6 million, which was not materially different from market value.

Note 4.  Other Assets

(Dollars in thousands)                                1997      1996
--------------------------------------------------------------------
Pension assets                                    $ 51,810   $46,810
Note receivable                                     50,000         -
Other                                               14,536    16,522
--------------------------------------------------------------------
                                                  $116,346   $63,332
====================================================================

Note 5.  Taxes on Income

   Provision for taxes on income, excluding an extraordinary item, is comprised of the following:

(Dollars in thousands)                        1997     1996     1995
--------------------------------------------------------------------
Current                                    $ 5,357  $ 9,063  $32,772
Deferred                                    13,219   15,729   29,621
--------------------------------------------------------------------
Provision for taxes on income              $18,576  $24,792  $62,393
====================================================================

   The provision for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

(Dollars in thousands)                        1997     1996     1995
--------------------------------------------------------------------
Computed "expected" tax expense            $19,122  $30,214  $59,829
State and local taxes, net of federal
  income tax benefits                        2,131    2,936    6,101
Tax credits and other benefits              (2,005)  (8,059)  (2,121)
Foreign sales corporation                   (1,141)  (1,187)  (1,712)
All other items                                469      888      296
--------------------------------------------------------------------
Provision for taxes on income              $18,576  $24,792  $62,393
Effective tax rate                           34.0%    28.7%    36.5%
====================================================================

   Principal current and noncurrent deferred tax assets and liabilities at December 31 were:


(Dollars in thousands)                                   1997       1996
------------------------------------------------------------------------
Current deferred tax assets:
  Employee benefits                                 $  18,702  $  19,589
  Inventories                                           1,521      1,529
  Other                                                 1,454        284
------------------------------------------------------------------------
Total current asset(1)                                 21,677     21,402
------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
  Postretirement benefits                              49,977     47,414
  Alternative minimum tax                              50,254     36,398
  Plant and equipment                                (305,910)  (279,807)
  Timber, timberlands and related logging facilities  (22,459)   (20,984)
  Pensions                                            (13,720)   (13,009)
  Other, net                                            4,924      6,547
------------------------------------------------------------------------
Total net noncurrent liability                       (236,934)  (223,441)
------------------------------------------------------------------------
Net deferred tax liability                          $(215,257) $(202,039)
========================================================================

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

Note 6.  Debt

(Dollars in thousands)                                  1997      1996
----------------------------------------------------------------------
Revenue bonds fixed rate 5.8% to 9% due 1997
  through 2026                                      $137,253  $138,223
Revenue bonds variable rate due 2007 through 2030     99,839    99,826
Debentures 6.95% due 2015                             99,808    99,797
Credit sensitive debentures 9.125% due 2009          100,000   100,000
Sinking fund debentures 9.625% due 2016                    -    15,000
Medium-term notes fixed rate 7.55% to 9.46%
  due 1997 through 2022                              185,000   200,000
Commercial paper 6.05% to 6.3%                       100,000    50,000
Other notes                                              202       581
                                                     722,102   703,427
Less current installments on long-term debt               22    31,379
----------------------------------------------------------------------
Long-term debt                                      $722,080  $672,048
======================================================================

   In October 1996, the company refinanced several fixed rate revenue bond issues totaling $108.3 million by issuing similar revenue bonds and using the proceeds to retire the original debt. The refinancing lowered the weighted average effective interest rate associated with the bonds to approximately 6.0 percent from approximately 6.8 percent. At the time of refinancing the new bonds had a maturity of approximately 29 years, versus an average remaining life of approximately 10 years for the old bonds. The refinancing resulted in an extraordinary charge of $.5 million, net of taxes.

   The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable has occurred.

   The company redeemed $85.0 million of its 9.625 percent sinking fund debentures in April 1996, resulting in an extraordinary charge of $2.9 million, net of taxes. The company redeemed the remaining $15.0 million in April 1997.

   The commercial paper is backed by the company's credit agreements, which enable it to classify up to $100.0 million of these short-term borrowings to a long-term basis should the company choose to do so. Because of this capability and the likelihood that $100.0 million of the commercial paper will be outstand-ing for more than a year, that amount has been classified as long-term debt.
The balance of commercial paper outstanding at December 31, 1997, is classified as a portion of current notes payable in the Balance Sheets. At December 31, 1997, the weighted average interest rate payable on all commercial paper was 6.2 percent.

   Certain credit agreements have restrictive covenants. At December 31, 1997, the company was in compliance with such covenants. The company does not currently have any covenants in any of its loan agreements which limit the payment of dividends. No significant assets of the company have been pledged, mortgaged or otherwise subjected to liens.

   Payments due on long-term debt during each of the five years subsequent to December 31, 1997:

(Dollars in thousands)
--------------------------------------------------------------------
1998                                                         $    22
--------------------------------------------------------------------
1999                                                          10,021
--------------------------------------------------------------------
2000                                                          10,323
--------------------------------------------------------------------
2001                                                             325
--------------------------------------------------------------------
2002                                                          30,606
--------------------------------------------------------------------

   At December 31, 1997, the company had credit lines totaling $250.0 million for general corporate purposes. Of that amount, $150.0 million was in short-term credit agreements and $100.0 million was in a revolving credit agreement. The short-term credit agreements are effective for approximately one year and are subject to renewal annually. The long-term credit agreement will expire on August 30, 2001. At December 31, 1997, the company had outstanding indebtedness under the short-term credit lines of $50.0 million, which is classified as a portion of current notes payable in the Balance Sheets. At December 31, 1997, the weighted average interest rate payable was 6.1 percent.

Note 7.  Accounts Payable and Accrued Liabilities

(Dollars in thousands)                                1997      1996
--------------------------------------------------------------------
Trade accounts payable                            $ 51,339  $ 63,714
Accrued wages, salaries and employee benefits       55,196    63,293
Accrued taxes other than taxes on income            17,046    17,372
Accrued interest                                     9,865    10,673
Accrued taxes on income                             14,351    11,765
Book overdrafts                                     24,583    20,969
Other                                               29,604    26,699
--------------------------------------------------------------------
                                                  $201,984  $214,485
====================================================================

                               -29-

Note 8.  Other Long-Term Obligations

(Dollars in thousands)                               1997       1996
--------------------------------------------------------------------
Postretirement benefits                          $128,147   $121,574
Pension and related liabilities                    15,042     16,683
Other                                              12,147      9,835
--------------------------------------------------------------------
                                                 $155,336   $148,092
====================================================================

Note 9.  Put Options

   The company has in place a stock repurchase program through which it is authorized to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management.

   In conjunction with the repurchase program, the company has issued put options which gave the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $37.20 to $41.987 per share on specific dates in 1996, 1997 and 1998. Activity during 1997 and 1996 is summarized as follows:

                                             Put Options Outstanding
                                             Number of     Potential
(Dollars in thousands)                         Options    Obligation
--------------------------------------------------------------------
December 31, 1995                               300,000      $12,247
  Sales                                         100,000        3,720
  Repurchases                                  (100,000)      (4,150)
  Expirations                                  (100,000)      (4,059)
--------------------------------------------------------------------
December 31, 1996                               200,000        7,758
  Sales                                          39,000        1,638
  Expirations                                  (200,000)      (7,758)
--------------------------------------------------------------------
December 31, 1997                                39,000      $ 1,638
====================================================================

   The company's potential obligations of $1.6 million and $7.8 million at December 31, 1997 and 1996, respectively, are classified as Put options in the Balance Sheets and the related offset is recorded in Common shares in treasury under Stockholders' equity.

Note 10.  Disclosures about Fair Value of Financial Instruments

   Estimated fair values of the company's financial instruments:

                                           1997                 1996
---------------------------------------------------------------------------
                                  Carrying      Fair    Carrying     Fair
(Dollars in thousands)             Amount       Value    Amount      Value
---------------------------------------------------------------------------
Cash and short-term investments   $ 15,542   $ 15,542   $ 12,316   $ 12,316
Current notes payable               95,550     95,550     14,281     14,281
Long-term debt                     722,102    788,360    703,427    738,521
Put options                          1,638      1,638      7,758      7,758
===========================================================================

   For short-term investments, current notes payable and put options, the carrying amount approximates fair value. The fair value of the company's long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

Note 11.  Retirement and Savings Plans

   Substantially all employees of the company are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. Total pension expense was $4.9 million in 1997, $3.8 million in 1996 and $6.3 million in 1995.

   The salaried plan provides benefits based on the participants' final average pay and years of service. Plans covering hourly employees generally provide benefits of stated amounts for each year of service.

   Pension cost for company-sponsored plans:

(Dollars in thousands)                              1997      1996      1995
----------------------------------------------------------------------------
Service cost - benefits earned during year     $  10,315  $  9,773  $  8,312
Interest cost on projected benefit obligation     29,316    28,029    27,366
Actual return on assets                         (138,320)  (77,600)  (94,103)
Net amortization and deferral                     99,998    40,452    62,013
----------------------------------------------------------------------------
Net periodic pension cost                      $   1,309  $    654  $  3,588
============================================================================

   Funded status and related balance sheet amounts for company-sponsored pension plans at December 31:

                                          Plans Where         Plans Where
                                         Assets Exceed        Accumulated
                                          Accumulated          Benefits
                                           Benefits          Exceed Assets             Total
(Dollars in thousands)                  1997       1996      1997      1996       1997       1996
-------------------------------------------------------------------------------------------------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation        $ 373,708  $ 350,697  $ 10,887  $  9,942  $ 384,595  $ 360,639
  Accumulated benefit obligation     394,242    371,038    10,947     9,944    405,189    380,982
  Projected benefit obligation       422,821    391,903    12,940    12,262    435,761    404,165
=================================================================================================
Plan assets at fair value,
  primarily publicly traded
  equity and fixed income
  securities                       $ 601,737  $ 485,349  $      -  $      -  $ 601,737  $ 485,349
Projected benefit obligation        (422,821)  (391,903)  (12,940)  (12,262)  (435,761)  (404,165)
-------------------------------------------------------------------------------------------------
Plan assets above (below)
  projected benefit obligation       178,916     93,446   (12,940)  (12,262)   165,976     81,184
Unrecognized prior service cost       16,104     16,301     1,781     3,585     17,885     19,886
Unrecognized net gain               (141,918)   (61,020)   (2,403)   (4,376)  (144,321)   (65,396)
Unrecognized net transition asset     (1,292)    (1,917)        -         -     (1,292)    (1,917)
-------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost     $  51,810  $  46,810  $(13,562) $(13,053) $  38,248  $  33,757
=================================================================================================

   The projected benefit obligation for the company's unfunded, nonqualified plan at December 31, 1997 and 1996, was $12.9 million and $12.3 million, respectively. These amounts are included in the total for Plans Where Accumulated Benefits Exceed Assets.

   The projected benefit obligation at December 31, 1997, 1996 and 1995, was determined using an assumed discount rate of 7.25 percent, 7.50 percent and 7.50 percent, respectively, and an assumed long-term rate of salaried compensation increase of 5 percent for each year. The assumed rate of return on plan assets was 9.5 percent for 1997, 1996 and 1995. The actual annual return on plan assets has averaged approximately 13.8 percent over the past 20 years.

   Funding of company-sponsored plans is based on accepted actuarial methods in accordance with applicable governmental regulations and is determined separately from the net periodic cost presented above.

   Hourly employees at two of the company's manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper Industry Union-Management Pension Fund. Company contributions were $3.6 million for 1997, $3.1 million for 1996 and $2.7 million for 1995 and equaled the amounts charged to pension expense.

Note 12.  Postretirement Benefits Other Than Pensions

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

   Net periodic postretirement benefit cost:

(Dollars in thousands)                         1997      1996      1995
-----------------------------------------------------------------------
Service cost - benefits earned during year  $ 2,394   $ 3,034   $ 3,437
Interest cost on accumulated
  postretirement benefit obligation          10,490    10,632    12,370
Actual return on assets                      (8,181)   (4,793)   (7,063)
Net amortization and deferral                 4,881     2,112     5,674
-----------------------------------------------------------------------
Net periodic postretirement benefit cost    $ 9,584   $10,985   $14,418
=======================================================================

   The 1996 postretirement benefit cost presented above excludes a $3.0 million actuarial gain, while the 1995 postretirement benefit cost excludes actuarial charges of $.5 million for early retirement programs. These amounts are included in Other income (expense), net in the Statements of Earnings.

   Funded status and related balance sheet amounts for postretirement health care and life insurance plans at December 31:

(Dollars in thousands)                                     1997        1996
---------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                            $ (85,873)  $ (78,958)
  Fully eligible active plan participants               (20,969)    (20,646)
  Other active plan participants                        (46,798)    (42,756)
---------------------------------------------------------------------------
Total accumulated postretirement benefit obligation    (153,640)   (142,360)
Plan assets at fair value, primarily publicly
  traded equity and fixed income securities              38,150      34,718
---------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                             (115,490)   (107,642)
Unrecognized prior service cost                          (5,909)     (6,329)
Unrecognized net gain                                    (6,748)     (7,603)
---------------------------------------------------------------------------
Accrued postretirement benefit cost                   $(128,147)  $(121,574)
===========================================================================

   The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997, 1996 and 1995, was 7.25 percent, 7.50 percent and 7.50 percent, respectively. The expected long-term rate of return on plan assets for 1997, 1996 and 1995 was 9.0 percent.

   The health care cost trend rate assumption used in determining the accumu-lated postretirement benefit obligation at December 31, 1997, 1996 and 1995 is based on an initial rate of 10 percent, decreasing incrementally to 5 percent over an 8-year period and remaining at that level thereafter. This assumption has a significant effect on the amounts reported. For example, a 1 percent increase in the health care cost trend rates would have increased the accumu-lated postretirement benefit obligation at December 31, 1997, to $178.2 million and increased the net periodic cost for 1997 to $12.2 million from the $9.6 million actually recorded.

   Funding of postretirement health care plans is based on accepted actuarial methods in accordance with applicable governmental regulations and is determined separately from the net periodic cost presented above.

   Beginning in 1997, the company made contributions to a trust fund established to provide retiree medical benefits for hourly employees at two of the company's manufacturing facilities. The trust fund is managed by the United Paperworkers International Union and contributions by the company totaled $1.2 million in 1997, which amount was charged to expense and is not included in the postret-irement benefit cost presented above.

Note 13.  Stock Compensation Plans

   The company currently has three fixed stock option plans under which options are outstanding. Under these plans, options for shares of the company's stock have been issued to certain key personnel. Beginning in 1995, options for shares have been issued to nonemployee directors under the 1995 Stock Incentive Plan. Options are granted at market value and prior to 1995 may have included a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 1997. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. The company was originally authorized to issue up to 1.2 million, 1.5 million and 1.7 million shares under its 1983 Stock Option Plan, 1989 Stock Incentive Plan and 1995 Stock Incentive Plan, respectively. At December 31, 1997, remaining shares authorized for future use under the Plans totaled 1.0 million.

   The company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized when options are granted under the plans. Recorded compensation (income) expense of $(.5) million in 1997 and $1.3 million for 1996 and 1995, respectively, relate to existing stock appreciation rights. Had compensation costs for the plans been determined based on the fair value at the grant dates for option awards under those plans as prescribed by FASB Statement No. 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands - except per-share amounts)
For the years ended December 31               1997       1996        1995
-------------------------------------------------------------------------
Net earnings                as reported    $36,059    $58,089    $108,546
                            pro forma       34,387     57,317     108,487

Basic earnings per share    as reported      $1.25      $2.01       $3.72
                            pro forma         1.19       1.98        3.72

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

   A summary of the status of the company's stock option plans as of December 31, 1997, 1996 and 1995 and changes during those years is presented below:

                                          1997                        1996                        1995
--------------------------------------------------------------------------------------------------------------------
                                              Weighted Avg.               Weighted Avg.               Weighted Avg.
        Options                      Shares   Exercise Price    Shares    Exercise Price    Shares    Exercise Price

Outstanding at January 1           1,705,900     $40.61       1,446,450      $39.11       1,164,800      $38.35
Granted                              337,950      48.25         370,750       44.38         323,000*      41.25
Shares exercised                    (116,550)     34.95         (31,325)      32.20          (8,975)      31.18
SARs exercised                      (135,600)     34.86         (62,275)      32.52         (20,050)      31.52
Canceled or expired                  (32,975)     45.46         (17,700)      39.56         (12,325)      41.93
                                   ---------                  ---------                   ---------
Outstanding at December 31         1,758,725      42.81       1,705,900       40.61       1,446,450       39.11

Options exercisable                1,239,000      41.10       1,177,850       39.34         986,600       38.76
Options outstanding which include
  a stock appreciation right         240,450                    668,025                     717,600
Shares reserved for future grants    983,050                  1,288,025                   1,641,075*
Fair value of options granted
  during the year                      $9.72                      $8.65                       $7.20

*Includes options for shares under a plan approved by the board of directors in 1995 and stockholders in 1996.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 3.61, 3.83 and
4.02 percent; stock volatility of .1597, .1602 and .1604; risk free rate of return of 6.00, 6.13 and 5.75 percent; and expected term of 10 years for all grants.

   The following table summarizes information about stock options outstanding at December 31, 1997.

                                   Options Outstanding                          Options Exercisable
                      ------------------------------------------------     ----------------------------
                        Number       Weighted Avg.                         Number
Range of              Outstanding    Remaining          Weighted Avg.      Exercisable   Weighted Avg.
Exercise Prices       at 12/31/97    Contractual Life   Exercise Price     at 12/31/97   Exercise Price

$29.50 to $30.25        58,500         2.4 years           $29.73              58,500        $29.73
$32.625 to $36.50      322,475         5.8 years            35.68             322,475         35.68
$41.25 to $48.25     1,377,750         8.1 years            45.03             858,025         43.91

$29.50 to $48.25     1,758,725         7.5 years           $42.81           1,239,000        $41.10

Note 14.  Segment Information

   Following is a tabulation of business segment information for each of the past three years:

(Dollars in thousands)                       1997         1996         1995
---------------------------------------------------------------------------
Sales to Unaffiliated Customers:(1)
  Wood products:
    Oriented strand board              $  106,772   $  150,438   $  204,250
    Lumber                                247,226      201,018      173,424
    Plywood                                64,509       57,462       73,954
    Particleboard                          12,875       12,087       15,564
    Other                                  58,829       54,202       39,055
---------------------------------------------------------------------------
                                          490,211      475,207      506,247
---------------------------------------------------------------------------
  Printing papers                         429,182      440,758      442,412
---------------------------------------------------------------------------
  Other pulp-based products:
    Pulp                                   11,183       12,346       21,797
    Paperboard                            420,032      404,011      438,196
    Tissue                                218,262      222,127      196,554
---------------------------------------------------------------------------
                                          649,477      638,484      656,547
---------------------------------------------------------------------------
Total                                  $1,568,870   $1,554,449   $1,605,206
===========================================================================

Intersegment Sales or Transfers:(2)
  Wood products                        $   60,649   $   57,033   $   76,130
  Printing papers                              35          279          160
  Other pulp-based products                    70          167          146
---------------------------------------------------------------------------
Total                                  $   60,754   $   57,479   $   76,436
===========================================================================

Operating Income:
  Wood products                        $   47,674   $   68,056   $  122,231
  Printing papers                          33,358       48,570       50,618
  Other pulp-based products                51,043       40,867       70,776
---------------------------------------------------------------------------
                                          132,075      157,493      243,625
Corporate Items:
  Administration expense                  (31,385)     (30,752)     (26,875)
  Interest expense                        (46,124)     (43,869)     (47,976)
  Interest and dividend income                997        2,457        2,019
  Other, net                                 (928)         997          146
---------------------------------------------------------------------------
Earnings before taxes on income and
extraordinary item                     $   54,635   $   86,326   $  170,939
===========================================================================

                                -35-

(Dollars in thousands)                       1997         1996         1995
---------------------------------------------------------------------------
Identifiable Assets:
  Wood products                        $  690,468   $  698,151   $  696,175
  Printing papers                         644,457      592,228      531,272
  Other pulp-based products               842,337      850,612      835,378
  Corporate                               187,874      124,688      202,486
---------------------------------------------------------------------------
Total                                  $2,365,136   $2,265,679   $2,265,311
===========================================================================

Depreciation, Amortization and
Cost of Fee Timber Harvested:
  Wood products                        $   50,586   $   49,072   $   47,305
  Printing papers                          39,436       35,318       32,587
  Other pulp-based products                58,689       56,092       55,870
  Corporate                                 1,074        1,039        1,269
---------------------------------------------------------------------------
Total                                  $  149,785   $  141,521   $  137,031
===========================================================================

Capital Expenditures:
  Wood products                        $   31,578   $   43,992   $   41,802
  Printing papers                          81,913      103,574       90,610
  Other pulp-based products                44,054       92,083       38,036
  Corporate                                   940          259          206
---------------------------------------------------------------------------
Total                                  $  158,485   $  239,908   $  170,654
===========================================================================

(1) Total export sales, including those made through brokers and agents, amounted to $186.2 million, $196.6 million and $204.1 million in 1997, 1996 and 1995, respectively. Export paperboard sales for these years
     (a majority of which were	shipped to Japan, Australia and China) amounted
     to 80 percent, 86 percent and 88 percent, respectively, of total export sales.

(2)  Intersegment sales for 1995-1997, the majority of which were based on
     prevailing	market prices, consisted primarily of chips, pulp logs and
     other fiber sales to the pulp and papermaking facilities. The company's timber, timberlands and related logging facilities have been assigned to the wood products segment.

                               -36-

Note 15.  Financial Results by Quarter (Unaudited)

(Dollars in thousands - except per-share amounts)                   Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                         March 31            June 30           September 30        December 31
                                      1997      1996      1997      1996      1997      1996      1997      1996
----------------------------------------------------------------------------------------------------------------
Net sales                         $399,445  $388,621  $394,223  $386,068  $395,447  $398,227  $379,755  $381,533
Costs and expenses:
  Depreciation, amortization
    and cost of fee timber
    harvested                       38,134    35,064    36,741    33,244    38,991    37,377    35,919    35,836
  Materials, labor and other
    operating expenses             317,970   308,549   306,245   290,451   299,184   299,230   296,266   287,897
  Selling, general and
    administrative expenses         25,290    24,631    26,111    23,624    27,229    25,857    27,820    30,002
----------------------------------------------------------------------------------------------------------------
                                   381,394   368,244   369,097   347,319   365,404   362,464   360,005   353,735
----------------------------------------------------------------------------------------------------------------
Earnings from operations          $ 18,051  $ 20,377  $ 25,126  $ 38,749  $ 30,043  $ 35,763  $ 19,750  $ 27,798
================================================================================================================
Net earnings                      $  6,365  $  4,963  $  9,882  $ 15,200  $ 14,107  $ 19,541  $  5,705  $ 18,385
================================================================================================================
Basic net earnings per common share:
  Before extraordinary item           $.22      $.17      $.34      $.63      $.49      $.68      $.20      $.65
  After extraordinary item             .22       .17       .34       .53       .49       .68       .20       .63
Diluted net earnings per common share:
  Before extraordinary item            .22       .17       .34       .63       .48       .68       .20       .65
  After extraordinary item             .22       .17       .34       .53       .48       .68       .20       .63
================================================================================================================

Note 16.  Subsequent Event

   In February 1998, the Board of Directors of the company approved the contribution of all of the company's approximately 514,000 acres of timberlands in Arkansas to a newly formed real estate investment trust, Timberland Growth Corporation (TGC). The Board also approved an agreement pursuant to which TGC will acquire from Anderson-Tully Company (ATCO) 324,000 acres of primarily hardwood timberlands concentrated in Mississippi and Arkansas and other real estate assets through a cash merger for approximately $410 million. The merger will be funded primarily by a proposed initial public offering of TGC's common stock. After TGC's initial public offering, the company will own a majority of the economic interest in TGC and will have voting power equal to its economic interest.

   The company will also acquire directly from ATCO two hardwood sawmills, a veneer plant and log transportation assets. The company and TGC will enter into a long-term timber purchase agreement by which the company will purchase and harvest timber from TGC's initial timberlands at fair market value primarily for use at the company's converting facilities in Arkansas and the two former ATCO sawmills and veneer plant in Mississippi.

   Consummation of these transactions is subject to certain contingencies, including regulatory approvals.

   The company initially will consolidate TGC's financial statements and will reflect ATCO's assets acquired by TGC based on fair values as follows:

    Assets acquired:             (Dollars in millions)
      Timber and timberlands             $366
      Commercial real estate
        and farmland                       43
      Related equipment                     1
                                         ----
                                         $410
                                         ====

   This acquisition will be funded primarily from the net proceeds of TGC's proposed initial public offering, which will be shown in the consolidated financial statements as a minority interest. Additional long-term debt will be incurred or assumed by TGC to finance the balance of the acquisition. The acquisition by the company of the two hardwood sawmills, veneer plant and log transportation assets will also be accounted for under the purchase method of accounting.

INDEPENDENT AUDITORS' REPORT

The Board of Directors:

   We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 1997 and 1996 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 40. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Portland, Oregon

January 21, 1998, except as to Note 16, which is as of February 9, 1998.

                                                                   Schedule II
               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Valuation and Qualifying Accounts
              For the Years Ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)

                                           Amounts
                                           charged
                              Balance at  (credited)
                              beginning    to costs                Balance at
     Description               of year   and expenses  Deductions  end of year

Reserve deducted from
  related assets:
  Doubtful accounts -
    Accounts receivable
                                                               1
 Year ended December 31, 1997  $2,275       $(102)       $(151)       $2,022
                               =============================================
                                                               1
 Year ended December 31, 1996  $2,365       $  12        $(102)       $2,275
                               =============================================
                                                               1
 Year ended December 31, 1995  $2,625       $ 109        $(369)       $2,365
                               =============================================

1 - Accounts written off - net of recoveries.

                               -40-

             POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                Exhibit Index

Exhibit

 (3)(a) Restated Certificate of Incorporation, restated and filed with the state of Delaware on May 1, 1987.

*(3)(c) By-laws, as amended through March 1, 1996, filed as Exhibit (3)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("1995 Form 10-K").

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

*(4)(a)       Form of Indenture, dated as of November 27, 1990, filed as Exhibit
              (4)(a) to the 1995 Form 10-K.

*(4)(a)(i)    Officers' Certificate, dated January 24, 1991, filed as Exhibit
              (4)(a)(i) to the 1995 Form 10-K.

*(4)(a)(ii)   Officers' Certificate, dated December 12, 1991, filed as Exhibit
              (4)(a)(ii) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("1996 Form 10-K").
        1
*(10)(a)      Potlatch Corporation Management Performance Award Plan, as amended effective March 1, 1996, filed as Exhibit (10)(a) to the 1995
              Form 10-K.
        1
*(10)(b)      Potlatch Corporation Severance Program for Executive Employees, as
              amended and restated as of February 24, 1989, filed as Exhibit
              (10)(b)(iv) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("1993 Form 10-K").
        2
*(10)(c)      Letter agreement, dated May 21, 1979, between Potlatch Corporation and George F. Jewett, Jr., regarding consulting services and amendment thereto dated February 19, 1986, filed as Exhibit(10)(c)
              to the 1995 Form 10-K.
        1
*(10)(d)      Potlatch Corporation Salaried Employees' Supplemental Benefit Plan
              (As Amended and Restated Effective January 1, 1988), filed as
              Exhibit (10)(d)(i) to the 1993 Form 10-K.
           1
 (10)(d)(i)   Amendment, effective as of December 31, 1992, to Plan described in
              Exhibit (10)(d).



*Incorporated by reference.

1  Management compensatory plan or arrangement.
2  Management contract.

        1
 (10)(e)      Supplemental Retirement Benefit and Life Insurance Agreement,
              dated February 19, 1988, together with Amendment to Agreement thereto, dated as of January 1, 1992, between Potlatch Corporation and Richard B. Madden.
        1
*(10)(f)      Potlatch Corporation 1983 Stock Option Plan (effective September
              24, 1983), together with amendments thereto, dated December 14,
              1984, February 24, 1989 and February 22, 1990, filed as Exhibit
              (10)(r) to the 1993 Form 10-K.
           1
*(10)(f)(i)   Form of Stock Option Agreement for the Potlatch Corporation 1983
              Stock Option Plan together with the Addendum thereto as used for options granted on December 14, 1989, filed as Exhibit (10)(g)(i)
              to the Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994 ("1994 Form 10-K").
            1
*(10)(f)(ii)  Form of Amendment to Stock Option Agreement together with the
              Addendum thereto to add stock appreciation rights to stock option agreements issued under the Potlatch Corporation 1983 Stock Option
              Plan, filed as Exhibit (10)(g)(ii) to the 1994 Form 10-K.
             1
*(10)(f)(iii) Form of Stock Option Agreement for the Potlatch Corporation 1983
              Stock Option Plan together with the Addendum thereto as used for options granted in each December of 1990-1992, filed as Exhibit
              (10)(f)(iii) to the 1995 Form 10-K.
        1
*(10)(g)      Potlatch Corporation Deferred Compensation Plan for Directors, as
              amended and restated as of May 1991, filed as Exhibit (10)(h) to the 1994 Form 10-K.
           1
*(10)(g)(i)   Appendix A to the Plan set forth in Exhibit (10)(g) which became effective December 31, 1996, filed as Exhibit (10)(g)(i) to the
              1996 Form 10-K.
        1
*(10)(i)      Compensation of Directors, dated May 18, 1995, filed as Exhibit
              (10)(i) to the 1995 Form 10-K.
        2
*(10)(j)      Form of Indemnification Agreement with each director of Potlatch
              Corporation, as set forth on Schedule A, filed as Exhibit (10)(j)
              to the 1996 Form 10-K.
           2
 (10)(j)(i)   Amendment No. 1 to Schedule A to Exhibit (10)(j).
        2
*(10)(k)      Form of Indemnification Agreement with certain officers of
              Potlatch Corporation as set forth on Schedule A, filed as Exhibit
              (10)(k) to the 1996 Form 10-K.
           2
 (10)(k)(i)   Amendment No. 1 to Schedule A to Exhibit (10)(k).


* Incorporated by reference.

1 Management compensatory plan or arrangement.
2 Management contract.

        1
*(10)(1)      Potlatch Corporation 1989 Stock Incentive Plan adopted December 8,
              1988, and as amended and restated February 24, 1989, filed as
              Exhibit (10)(z) to the 1993 Form 10-K.
           1
*(10)(1)(i)   Form of Stock Option Agreement for the Potlatch Corporation 1989
              Stock Incentive Plan together with the Addendum thereto as used for options granted on December 14, 1989, filed as Exhibit
              (10)(m)(i) to the 1994 Form 10-K.
            1
*(10)(1)(ii)  Form of Stock Option Agreement for the Potlatch Corporation 1989
              Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as
              Exhibit (10)(1)(ii) to the 1995 Form 10-K.
        1
*(10)(m)      Form of Amendments to Stock Options and Stock Incentive Plans,
              dated March 30, 1990, filed as Exhibit (10)(m) to the 1995 Form
              10-K.
        1
*(10)(n)      Potlatch Corporation 1995 Stock Incentive Plan adopted December 7,
              1995, filed as Exhibit (10)(n) to the 1995 Form 10-K.
           1
*(10)(n)(i)   Form of Stock Option Agreement used for employees for the Potlatch
              Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995, filed as
              Exhibit (10)(n)(i) to the 1995 Form 10-K.
            1
*(10)(n)(ii)  Form of Addendum used in connection with the Stock Option
              Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the
              1996 Form 10-K.
             1
*(10)(n)(iii) Form of Stock Option Agreement used for outside directors for the
              Potlatch Corporation 1995 Stock Incentive Plan together with the
              Form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 1996 Form 10-K.

 (22)         Potlatch Corporation Subsidiaries.

 (23)         Consent of Independent Auditors.

 (24)         Powers of Attorney


*Incorporated by reference.

1 Management compensatory plan or arrangement.
2 Management contract.