Form 10-Q
period 1998-03-31
POTLATCH CORP
filed 1998-05-05
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended      March 31, 1998       Commission file number 1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of March 31, 1998:
29,005,537 shares of Common Stock, par value $1 per share.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           Index to Form 10-Q





PART I.  FINANCIAL INFORMATION                             Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the three
    months ended March 31, 1998 and 1997                          2

    Condensed Balance Sheets at March 31, 1998
    and December 31, 1997                                         3

    Condensed Statements of Cash Flows for the three
    months ended March 31, 1998 and 1997                          4

    Notes to Financial Statements                             5 - 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      6 - 9


PART II.	OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                       11


EXHIBIT INDEX                                                    12

                              PART I

Item 1.   Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
-----------------------------------------------------------------------
                                                     Three Months Ended
                                                           March 31
                                                       1998        1997
-----------------------------------------------------------------------
Net sales                                          $402,534    $399,445
-----------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested                     36,673      38,134
  Materials, labor and other
    operating expenses                              307,884     317,970
  Selling, general and
    administrative expenses                          30,328      25,290
-----------------------------------------------------------------------
                                                    374,885     381,394
-----------------------------------------------------------------------
      Earnings from operations                       27,649      18,051

Interest expense                                    (12,212)    (11,739)

Interest and dividend income                            831          87

Other income, net                                       773       3,394
-----------------------------------------------------------------------
      Earnings before taxes on income                17,041       9,793

Provision for taxes on income (Note 2)                6,305       3,428
-----------------------------------------------------------------------
Net earnings                                       $ 10,736    $  6,365
=======================================================================

Net earnings per common share (Note 3):
  Basic                                               $ .37       $ .22
  Diluted                                               .37         .22
Dividends per common share (annual rate)               1.74        1.70
Average shares outstanding (in thousands)            29,002      28,886
Average shares outstanding, assuming
  dilution (in thousands)                            29,043      28,921
-----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                2

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1998 amounts unaudited (Dollars in thousands -
except per-share amounts)
-----------------------------------------------------------------------
                                                March 31,  December 31,
                                                     1998          1997
-----------------------------------------------------------------------
Assets
  Current assets:
    Cash                                       $    9,146    $    9,026
    Short-term investments                          8,349         6,516
    Receivables, net                              192,432       179,159
    Inventories (Note 4)                          170,631       182,303
    Prepaid expenses                               26,569        26,773
-----------------------------------------------------------------------
      Total current assets                        407,127       403,777
  Land, other than timberlands                      9,093         9,093
  Plant and equipment, at cost less
    accumulated depreciation                    1,491,604     1,493,417
  Timber, timberlands and related
    logging facilities                            342,634       342,503
  Other assets                                    116,444       116,346
-----------------------------------------------------------------------
                                               $2,366,902    $2,365,136
=======================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                              $   68,300    $   95,550
    Current installments on long-term debt         10,021            22
    Accounts payable and accrued liabilities      229,505       201,984
-----------------------------------------------------------------------
      Total current liabilities                   307,826       297,556
  Long-term debt                                  712,078       722,080
  Other long-term obligations                     155,790       155,336
  Deferred taxes                                  239,456       236,934
  Put options                                       1,638         1,638
  Stockholders' equity                            950,114       951,592
-----------------------------------------------------------------------
                                               $2,366,902    $2,365,136
=======================================================================

Stockholders' equity per common share              $32.76        $32.82
Working capital                                   $99,301      $106,221
Current ratio                                       1.3:1         1.4:1
-----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                3

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
-----------------------------------------------------------------------
                                                     Three Months Ended
                                                          March 31
                                                      1998         1997
-----------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                    $ 10,736     $  6,365
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                          36,673       38,134
    Deferred taxes                                   2,522        1,713
    Working capital changes                         36,023        4,333
    Other, net                                        (369)      (3,374)
-----------------------------------------------------------------------
    Net cash provided by operations                 85,585       47,171
-----------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                         (9,899)        (434)
  Increase (decrease) in notes payable             (27,250)       7,634
  Repayment of long-term debt                           (3)      (5,177)
  Issuance of treasury stock                           248          709
  Purchase of treasury stock                             -           78
  Dividends                                        (12,614)     (12,274)
-----------------------------------------------------------------------
    Net cash used for financing                    (49,518)      (9,464)
-----------------------------------------------------------------------
Cash Flows From Investing
  Decrease (increase) in short-term investments     (2,100)       1,108
  Additions to plant and properties                (30,712)     (35,957)
  Disposition of plant and properties                  230        1,499
  Other, net                                        (3,365)        (296)
-----------------------------------------------------------------------
    Net cash used for investing                    (35,947)     (33,646)
-----------------------------------------------------------------------
Increase in cash                                       120        4,061
Balance at beginning of period                       9,026        7,740
-----------------------------------------------------------------------
Balance at end of period                          $  9,146     $ 11,801
=======================================================================

Net interest payments (net of amounts capitalized) for the three months ended March 31, 1998 and 1997 were $2.7 million and $1.6 million, respectively. Net income tax payments (refunds) for the three months ended March 31, 1998 and 1997 were $(2.1) million and $(1.9) million, respectively.

The accompanying notes are an integral part of these financial statements.

                                4

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
-----------------------------------------------------------------------------

NOTE 1.  GENERAL - The accompanying condensed balance sheets at March 31,
1998, and December 31, 1997, and the statements of earnings and the condensed statements of cash flows for the three months ended March 31, 1998, and 1997, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 37 percent for the quarter ended March 31, 1998, and 35 percent for the quarter ended March 31, 1997.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

  The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                                     Three Months Ended
                                                          March 31
                                                     1998          1997
                                                     ----          ----

Basic average common shares outstanding           29,001,754    28,886,041

Incremental shares due to common stock options        40,983        35,307
                                                  ----------    ----------
Diluted average common shares outstanding         29,042,737    28,921,348
                                                  ==========    ==========

  Options to purchase shares of common stock of 781,575 and 502,475 at March 31, 1998, and 1997, respectively, were not included in the above computations because the options' exercise price was greater than the average market price of common shares.

Note 4.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                       March 31, 1998  December 31, 1997

  Raw materials                            $ 86,342          $ 93,625
  Work in process                             7,357             5,989
  Finished goods                             76,932            82,689
                                           --------          --------
                                           $170,631          $182,303
                                           ========          ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

   Net cash provided by operations for the first three months of 1998, as presented in the Condensed Statements of Cash Flows on page 4, totaled $85.6 million, compared with $47.2 million for the same period in 1997.

   The company's ratio of long-term debt to stockholders' equity was .75 to 1 at March 31, 1998, compared with .76 to 1 at December 31, 1997.
The change was primarily due to the reclassification of $10.0 million of medium-term notes from long-term to current due to their maturity within a year.

   Working capital of $99.3 million at March 31, 1998, decreased $6.9 million from December 31, 1997. The decrease was due to changes in several components of working capital. A decrease of $11.7 million in inventories and increases of $10.0 million in current installments on long-term debt and $27.5 million in accounts payable and accrued liabilities were major factors reducing working capital and more than offset an increase in receivables of $13.3 million and a decrease in notes payable of $27.3 million.

   Capital expenditures totaled $30.7 million for the first three months of 1998. Of this amount, the company spent $6.3 million in the wood products segment, which included expenditures for pollution control equipment at the Cook and Bemidji, Minnesota, oriented strand board plants and for the plant expansion at Cook. The company spent $19.4 million in the printing papers segment; the majority of these expenditures were for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $4.4 million. A portion of this total related to the replacement of washers, the caustic plant upgrade and a new green liquor clarifier, all at the Lewiston, Idaho, pulp mill and the continued development of the hybrid poplar tree farm in Boardman, Oregon.

                       Results of Operations

  A summary of period-to-period changes in items included in the statements of earnings is presented on page 9 of this Form 10-Q.

------------------------------------------------------------------------
Segment Information                                (Dollars in thousands)
------------------------------------------------------------------------
                                                         Three Months
                                                      1998          1997
------------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board                         $ 33,345      $ 21,377
    Lumber                                          58,758        61,977
    Plywood                                         12,794        17,194
    Particleboard                                    3,335         3,245
    Other                                           11,539        16,518
------------------------------------------------------------------------
                                                   119,771       120,311
------------------------------------------------------------------------
  Printing papers                                  112,263       115,172
------------------------------------------------------------------------
  Other pulp-based products
    Pulp                                             2,351         5,191
    Paperboard                                     107,205       102,985
    Tissue                                          60,944        55,786
------------------------------------------------------------------------
                                                   170,500       163,962
------------------------------------------------------------------------
Total net sales                                   $402,534      $399,445
========================================================================

Operating Income
  Wood products                                   $ 13,535      $ 11,150
  Printing papers                                    8,654        10,300
  Other pulp-based products                         15,581         6,540
------------------------------------------------------------------------
                                                    37,770        27,990
Corporate                                          (20,729)      (18,197)
------------------------------------------------------------------------

Earnings before taxes on income                   $ 17,041      $  9,793
========================================================================

   Improved production at the Lewiston, Idaho, pulp mill and improved oriented strand board markets were largely responsible for higher earnings for the first quarter of 1998. Markets for most of the company's pulp-based products continued to be very competitive. Net earnings for the first quarter of 1998 were $10.7 million, or $.37 per diluted common share. First quarter 1997 net earnings were $6.4 million, or $.22 per diluted common share. Net sales for the first quarter of 1998 were $402.5 million, compared with $399.4 million a year ago.

   Depreciation, amortization and cost of Potlatch timber harvested totaled $36.7 million for the first three months of 1998, compared to $38.1 million for the first quarter of 1997. The decrease was the result of lower harvest volumes from the company's fee timberlands.

   The wood products segment reported higher operating income of $13.5 million for the first quarter of 1998, compared to $11.2 million in 1997's first quarter. The oriented strand board market showed some improvement during the quarter with higher net sales realizations and shipments compared to the first quarter of 1997. In early March of 1997, the company halted production at its three mills in Minnesota for two weeks due to unfavorable market conditions. The improvement for oriented strand board in 1998 helped to offset decreased lumber shipments and lower net sales realizations.

   The printing papers segment reported first quarter 1998 operating income of $8.7 million, down from $10.3 million earned in the first quarter of 1997. Markets for coated papers were somewhat weaker than at the same time last year. Shipments for coated papers were down compared to the first quarter of 1997.

   The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported operating income for the first quarter of 1998 of $15.6 million, versus $6.5 million earned in 1997's first quarter. Improved production at the Lewiston, Idaho, pulp mill, together with higher shipments and net sales realizations for paperboard, were largely responsible for the positive results. However, markets were very competitive for pulp and paperboard in the first quarter, with pulp average net sales realizations down from the fourth quarter. The Consumer Products Division recorded slightly higher results, as increased shipments and a decrease in pulp costs more than offset a decline in net sales realizations for tissue products.

             POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Changes in Statements of Earnings
                          (Dollars in thousands)



                                            Three Months Ended March 31
                                          --------------------------------
                                                                 Increase
                                          1998         1997     (Decrease)
                                          ----         ----     ----------
Net sales                               $402,534     $399,445        1%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested          36,673       38,134       (4%)
  Materials, labor and other
    operating expenses                   307,884      317,970       (3%)
  Selling, general and
    administrative expenses               30,328       25,290       20%
Earnings from operations                  27,649       18,051       53%
Interest expense                         (12,212)     (11,739)       4%
Interest and dividend income                 831           87      855%
Other income, net                            773        3,394      (77%)
Provision for taxes on income              6,305        3,428       84%
Net earnings                              10,736        6,365       69%

                                 9

                              PART II


ITEM 6.  Exhibits and Reports on 8-K

Exhibits

   The exhibit index is located on page 12 of this Form 10-Q.

Reports on Form 8-K

   No reports on Form 8-K were filed for the three months ended
March 31, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          POTLATCH CORPORATION
                                               (Registrant)


                                          By S. T. Powell
                                             ---------------------------
                                             S. T. Powell
                                             Vice President,
                                             Financial Services
                                             (Duly Authorized Officer
                                             of the Registrant)



                                          By T. L. Carter
                                             ---------------------------
                                             T. L. Carter
                                             Controller
                                             (Duly Authorized; Principal
                                             Accounting Officer)


Date: May 5, 1998

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                              Exhibit Index



Exhibit



                                PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt