Form 10-Q
period 1998-06-30
POTLATCH CORP
filed 1998-08-05
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 1998       Commission file number 1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of June 30, 1998:
29,008,812 shares of Common Stock, par value $1 per share.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Index to Form 10-Q





PART I.   FINANCIAL INFORMATION                           Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the quarter and six
    months ended June 30, 1998 and 1997                           2

    Condensed Balance Sheets at June 30, 1998
    and December 31, 1997                                         3

    Condensed Statements of Cash Flows for the six
    months ended June 30, 1998 and 1997                           4

    Notes to Financial Statements                             5 - 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      6 - 9


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote
             of Security Holders                                 10

  Item 6.  Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                       11


EXHIBIT INDEX                                                    12

                                PART I

Item 1.  Financial Statements


Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
----------------------------------------------------------------------------
                                        Quarter Ended       Six Months Ended
                                           June 30               June 30
                                       1998       1997       1998       1997
----------------------------------------------------------------------------
Net sales                          $400,482   $394,223   $803,016   $793,668
----------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     36,535     36,741     73,208     74,875
  Materials, labor and other
    operating expenses              306,986    306,245    614,870    624,215
  Selling, general and
    administrative expenses          29,747     26,111     60,075     51,401
----------------------------------------------------------------------------
                                    373,268    369,097    748,153    750,491
----------------------------------------------------------------------------
      Earnings from operations       27,214     25,126     54,863     43,177

Interest expense                    (12,135)   (11,051)   (24,347)   (22,790)

Interest and dividend income            939         86      1,770        173

Other income (expense), net             (67)     1,041        706      4,435
----------------------------------------------------------------------------
      Earnings before taxes
        on income                    15,951     15,202     32,992     24,995

Provision for taxes on
  income (Note 2)                     5,902      5,320     12,207      8,748
----------------------------------------------------------------------------
Net earnings                       $ 10,049   $  9,882   $ 20,785   $ 16,247
============================================================================
Net earnings per
 common share (Note 3):
  Basic                               $ .35      $ .34      $ .72      $ .56
  Diluted                               .35        .34        .72        .56
Dividends per common share
  (annual rate)                        1.74       1.70       1.74       1.70
Average shares outstanding
  (in thousands):
  Basic                              29,008     28,905     29,005     28,895
  Diluted                            29,054     28,933     29,048     28,926
----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                  2

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1998 amounts unaudited (Dollars in thousands -
  except per-share amounts)
--------------------------------------------------------------------------
                                                  June 30,    December 31,
                                                      1998            1997
--------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                        $   11,974      $    9,026
    Short-term investments                          10,080           6,516
    Receivables, net                               193,191         179,159
    Inventories (Note 4)                           151,460         182,303
    Prepaid expenses                                27,476          26,773
--------------------------------------------------------------------------
      Total current assets                         394,181         403,777
  Land, other than timberlands                       9,073           9,093
  Plant and equipment, at cost less
    accumulated depreciation                     1,495,530       1,493,417
  Timber, timberlands and related
    logging facilities                             340,786         342,503
  Other assets                                     111,444         116,346
--------------------------------------------------------------------------
                                                $2,351,014      $2,365,136
==========================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                               $   59,310      $   95,550
    Current installments on long-term debt          10,021              22
    Accounts payable and accrued liabilities       221,110         201,984
--------------------------------------------------------------------------
      Total current liabilities                    290,441         297,556
  Long-term debt                                   712,088         722,080
  Other long-term obligations                      157,175         155,336
  Deferred taxes                                   241,817         236,934
  Put options                                        4,000           1,638
  Stockholders' equity                             945,493         951,592
--------------------------------------------------------------------------
                                                $2,351,014      $2,365,136
==========================================================================

Stockholders' equity per common share               $32.59          $32.82
Working capital                                   $103,740        $106,221
Current ratio                                        1.4:1           1.4:1
--------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
--------------------------------------------------------------------------
                                                         Six Months Ended
                                                              June 30
                                                         1998         1997
--------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                       $ 20,785     $ 16,247
  Adjustments to reconcile net earnings
    to cash provided by operations:
  Depreciation, amortization and cost of
    fee timber harvested                               73,208       74,875
  Deferred taxes                                        4,883        4,374
  Working capital changes                              40,033       21,617
  Other, net                                             (795)      (3,524)
--------------------------------------------------------------------------
  Net cash provided by operations                     138,114      113,589
--------------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                            (4,799)      (2,105)
  Increase (decrease) in notes payable                (36,240)      23,864
  Repayment of long-term debt                               7      (31,170)
  Issuance of treasury stock                              324        1,090
  Dividends                                           (25,233)     (24,555)
--------------------------------------------------------------------------
  Net cash used for financing                         (65,941)     (32,876)
--------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                        -        3,125
  Additions to investments                             (9,288)      (4,088)
  Reductions in investments                             6,181        5,804
  Funding of qualified pension plans                     (320)      (5,037)
  Additions to plant and properties                   (68,169)     (71,575)
  Disposition of plant and properties                     842          906
  Other, net                                            1,529       (6,173)
--------------------------------------------------------------------------
  Net cash used for investing                         (69,225)     (77,038)
--------------------------------------------------------------------------
Increase in cash                                        2,948        3,675
Balance at beginning of period                          9,026        7,740
--------------------------------------------------------------------------
Balance at end of period                             $ 11,974     $ 11,415
==========================================================================

Net interest payments (net of amounts capitalized) for the six months ended June 30, 1998 and 1997 were $24.5 million and $22.5 million, respectively. Net income tax payments for the six months ended June 30, 1998 and 1997 were $1.7 million and $3.3 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                  4

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
------------------------------------------------------------------------------

NOTE 1. GENERAL - The accompanying condensed balance sheets at June 30, 1998 and December 31, 1997, and the statements of earnings for the quarter and six months ended June 30, 1998 and 1997, and the condensed statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 37 percent for the quarter and six months ended June 30, 1998. The rate was 35 percent for the quarter and six months ended June 30, 1997.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

    The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                      Quarter Ended      Six Months Ended
                                         June 30             June 30
                                      1998      1997      1998      1997

Basic average common shares
  outstanding (in thousands)         29,008    28,905    29,005    28,895

Incremental shares due to common
  stock options (in thousands)           46        28        43        31
                                     ------    ------    ------    ------
Diluted average common shares
  outstanding (in thousands)         29,054    28,933    29,048    28,926
                                     ======    ======    ======    ======

    Options to purchase shares of common stock of 601,650 and 499,625 at June 30, 1998, and 1997, respectively, were not included in the above computations because the options' exercise prices were greater than the average market price of common shares.

Note 4.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                     June 30, 1998      December 31, 1997

      Raw materials                     $ 74,659             $ 93,625
      Work in process                      5,430                5,989
      Finished goods                      71,371               82,689
                                        --------             --------
                                        $151,460             $182,303
                                        ========             ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Liquidity and Capital Funding

    Net cash provided by operations for the first six months of 1998, as presented in the Condensed Statements of Cash Flows on page 4, totaled $138.1 million, compared with $113.6 million for the same period in 1997.

    The company's ratio of long-term debt to stockholders' equity was .75 to 1 at June 30, 1998, compared with .76 to 1 at December 31, 1997. The change was primarily due to the reclassification of $10.0 million of medium-term notes from long-term to current due to their maturity within one year.

    Working capital of $103.7 million at June 30, 1998, decreased $2.5 million from December 31, 1997. The decrease was due to changes in several components of working capital. A decrease of $30.8 million in inventories and increases of $10.0 million in current installments on long-term debt and $19.1 million in accounts payable and accrued liabilities were major factors reducing working capital. Such changes more than offset increases in cash and short-term investments of $6.5 million and receivables of $14.0 million, and a decrease in notes payable of $36.2 million.

    Capital expenditures totaled $68.2 million for the first six months of 1998. Of this amount, the company spent $13.3 million in the wood products segment, which included expenditures for pollution control equipment at the Cook and Bemidji, Minnesota, oriented strand board plants and for the plant expansion at Cook. The company spent $39.9 million in the printing papers segment, the majority of which were for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $14.3 million. A portion of this total related to the replacement of washers, the caustic plant upgrade and a new green liquor clarifier at the Lewiston, Idaho, pulp mill, and the continued development of the hybrid poplar tree farm in Boardman, Oregon.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 9 of this Form 10-Q.
-----------------------------------------------------------------------------
Segment Information                                    (Dollars in thousands)
-----------------------------------------------------------------------------
                                       Second Quarter          Six Months
                                       1998       1997       1998       1997
-----------------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board           $ 40,565   $ 26,478   $ 73,910   $ 47,855
    Lumber                            59,628     66,793    118,386    128,770
    Plywood                           13,179     16,571     25,973     33,765
    Particleboard                      3,842      3,186      7,177      6,431
    Other                             11,294     12,124     22,833     28,642
-----------------------------------------------------------------------------
                                     128,508    125,152    248,279    245,463
-----------------------------------------------------------------------------
  Printing papers                    103,210    101,734    215,473    216,906
-----------------------------------------------------------------------------
  Other pulp-based products
    Pulp                               3,327      3,002      5,678      8,193
    Paperboard                       107,673    110,295    214,878    213,280
    Tissue                            57,764     54,040    118,708    109,826
-----------------------------------------------------------------------------
                                     168,764    167,337    339,264    331,299
-----------------------------------------------------------------------------
Total net sales                     $400,482   $394,223   $803,016   $793,668
=============================================================================

Operating Income
  Wood products                     $ 13,988   $  8,682   $ 27,523   $ 19,832
  Printing papers                        819      9,552      9,473     19,852
  Other pulp-based products           21,219     16,458     36,800     22,998
-----------------------------------------------------------------------------
                                      36,026     34,692     73,796     62,682
Corporate                            (20,075)   (19,490)   (40,804)   (37,687)
-----------------------------------------------------------------------------
Earnings before taxes
  on income                         $ 15,951   $ 15,202   $ 32,992   $ 24,995
=============================================================================

    Improved market conditions for the company's oriented strand board resulted in slightly higher earnings for the second quarter of 1998.
However, markets for the company's pulp-based products continued to be very competitive and the company's lumber markets deteriorated substantially
during the quarter.  	Net earnings for the second quarter of 1998 were $10.0
million or $.35 per diluted common share. For 1997's second quarter, net earnings were $9.9 million or $.34 per diluted common share. Net sales were $400.5 million, compared with $394.2 million in the second quarter of 1997.

    Net earnings for the first half of 1998 were $20.8 million or $.72 per diluted common share. Net earnings for the first half of 1997 were $16.2 million or $.56 per diluted common share. Net sales for the first half of 1998 were $803.0 million, compared with $793.7 million for 1997's first half.

    Operating income for the wood products segment was $14.0 million for the second quarter of 1998, an improvement over 1997's $8.7 million. Higher net sales realizations and increased shipments for oriented strand board were responsible for the improvement, which more than offset significantly lower lumber realizations.

    The printing papers segment second quarter operating income of $.8 million was down from the $9.6 million reported a year ago. Significantly lower net sales realizations, due to a less favorable product mix and pricing pressure on mid-line paper grades, were largely responsible for the decline.

    The other pulp-based products segment, which includes the Pulp and Paperboard Group and the Consumer Products Division, reported second quarter operating income of $21.2 million, up from $16.5 million earned last year. Markets for pulp and paperboard continued to be very competitive. Production improvements at the Lewiston, Idaho, pulp and paperboard mill helped to reduce costs, which contributed to the favorable comparison. The Consumer Products Division benefited from higher production combined with lower pulp costs to record improved results versus the second quarter of 1997.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Changes in Statements of Earnings
                             (Dollars in thousands)

                                       Quarter Ended June 30        Six Months Ended June 30
                                                       Increase                      Increase
                                     1998      1997   (Decrease)   1998      1997  	(Decrease)
Net sales                          $400,482  $394,223      2%    $803,016  $793,668      1%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     36,535    36,741     (1%)     73,208    74,875     (2%)
  Materials, labor and other
    operating expenses              306,986   306,245      -%     614,870   624,215     (1%)
  Selling, general and
    administrative expenses          29,747    26,111     14%      60,075    51,401     17%
Earnings from operations             27,214    25,126      8%      54,863    43,177	    27%
Interest expense                    (12,135)  (11,051)    10%     (24,347)  (22,790)     7%
Interest and dividend income            939        86    992%       1,770       173    923%
Other income (expense), net             (67)    1,041      *          706     4,435    (84%)
Provision for taxes on income         5,902     5,320     11%      12,207     8,748     40%
Net earnings                         10,049     9,882      2%      20,785    16,247     28%


*Not a meaningful figure.

                               PART II


ITEM 4.  Submission of Matters to a Vote of Security Holders

    At the annual meeting of stockholders of the company held on May 21, 1998, the company's stockholders voted in favor of the election of six directors to the company's Board of Directors. There were 62,901,700 votes represented which equaled 91.3% of the total outstanding votes of 68,883,856. The number of votes for or withheld as to the one matter approved at the annual meeting of stockholders were as follows:

Proposal No. 1                  For               Withheld
  Election of 6
    Directors

Richard A. Clarke            62,278,234            623,466

Allen F. Jacobson            62,194,905            706,795

George F. Jewett, Jr.        62,285,368            616,332

Vivian W. Piasecki           62,256,020            645,680

Robert G. Schwartz           62,250,212            651,488

L. Pendleton Siegel          62,288,124            613,576

    There were no other proposals submitted for a vote at the meeting, and therefore, there were no votes against, no abstentions, and no broker non-votes cast.


ITEM 6.  Exhibits and Reports on 8-K

Exhibits

    The exhibit index is located on page 12 of this Form 10-Q.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended June 30, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         POTLATCH CORPORATION
                                              (Registrant)


                                         By /S/ S. T. Powell
                                            ------------------------------
                                            S. T. Powell
                                            Senior Vice President, Finance
                                            (Duly Authorized; Principal
                                              Financial Officer)



                                         By /S/ T. L. Carter
                                            ------------------------------
                                            T. L. Carter
                                            Controller
                                            (Duly Authorized; Principal
                                              Accounting Officer)


Date:  August 5, 1998

             POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                Exhibit Index



Exhibit



                                  PART II

    (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt

(10)(n)(iv)1 Amendment, effective May 21, 1998, to the Potlatch Corporation 1995 Stock Incentive Plan, previously filed as Exhibit (10)(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

1  Management compensatory plan or arrangement.