Form 10-Q
period 1998-09-30
POTLATCH CORP
filed 1998-11-04
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended   September 30, 1998     Commission file number 1-5313


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of common stock outstanding as of September 30, 1998:
29,008,812 shares of Common Stock, par value $1 per share.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Index to Form 10-Q



PART I.  FINANCIAL INFORMATION                            Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the quarter and nine
  months ended September 30, 1998 and 1997                        2

    Condensed Balance Sheets at September 30, 1998
  and December 31, 1997                                           3

    Condensed Statements of Cash Flows for the nine
  months ended September 30, 1998 and 1997                        4

    Notes to Financial Statements                             5 - 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     6 - 10


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                       12


EXHIBIT INDEX                                                    13

                                  PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
------------------------------------------------------------------------------
                                        Quarter Ended        Nine Months Ended
                                        September 30            September 30
                                       1998      1997         1998        1997
------------------------------------------------------------------------------
Net sales                          $404,625  $395,447   $1,207,641  $1,189,115
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     39,203    38,991      112,411     113,866
  Materials, labor and other
    operating expenses              301,987   299,184      916,857     923,399
  Selling, general and
    administrative expenses          31,450    27,229       91,525      78,630
------------------------------------------------------------------------------
                                    372,640   365,404    1,120,793   1,115,895
------------------------------------------------------------------------------
      Earnings from operations       31,985    30,043       86,848      73,220

  Interest expense                  (12,801)  (11,154)     (37,148)    (33,944)

Interest and dividend income            886        98        2,656         271

Other income (expense), net            (154)    2,716          552       7,151
------------------------------------------------------------------------------
      Earnings before taxes
        on income                    19,916    21,703       52,908      46,698

Provision for taxes on
  income (Note 2)                     7,369     7,596       19,576      16,344
------------------------------------------------------------------------------
Net earnings                       $ 12,547  $ 14,107   $   33,332  $   30,354
==============================================================================
Net earnings per
  common share (Note 3):
  Basic                               $ .43     $ .49        $1.15       $1.05
  Diluted                               .43       .48         1.15        1.04
Dividends per common share
  (annual rate)                        1.74      1.70         1.74        1.70
Average shares outstanding
  (in thousands):
  Basic                              29,009    28,935       29,006      28,909
  Diluted                            29,026    29,028       29,032      28,959
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                    2

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1998 amounts unaudited (Dollars in thousands -
except per-share amounts)
-----------------------------------------------------------------------------
                                                 September 30,   December 31,
                                                          1998           1997
-----------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                            $   13,185     $    9,026
  Short-term investments                                 8,803          6,516
  Receivables, net                                     186,254        179,159
  Inventories (Note 4)                                 172,710        182,303
  Prepaid expenses                                      25,770         26,773
-----------------------------------------------------------------------------
    Total current assets                               406,722        403,777
  Land, other than timberlands                           9,073          9,093
  Plant and equipment, at cost less
    accumulated depreciation                         1,490,116      1,493,417
  Timber, timberlands and related
    logging facilities                                 339,342        342,503
  Other assets                                         114,943        116,346
-----------------------------------------------------------------------------
                                                    $2,360,196     $2,365,136
=============================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                   $   43,699     $   95,550
    Current installments on long-term debt              10,021             22
    Accounts payable and accrued liabilities           238,692        201,984
-----------------------------------------------------------------------------
      Total current liabilities                        292,412        297,556
  Long-term debt                                       712,100        722,080
  Other long-term obligations                          160,944        155,336
  Deferred taxes                                       244,765        236,934
  Put options                                           10,844          1,638
  Stockholders' equity                                 939,131        951,592
-----------------------------------------------------------------------------
                                                    $2,360,196     $2,365,136
=============================================================================

Stockholders' equity per common share                   $32.37         $32.82
Working capital                                       $114,310       $106,221
Current ratio                                            1.4:1          1.4:1
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                    3

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
----------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30
                                                          1998          1997
----------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                        $ 33,332     $  30,354
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                             112,411       113,866
    Deferred taxes                                       7,831         8,172
    Working capital changes                             49,177        24,291
    Other, net                                          (1,315)       (5,027)
----------------------------------------------------------------------------
    Net cash provided by operations                    201,436       171,656
----------------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                             (8,968)       (1,389)
  Increase (decrease) in notes payable                 (51,851)       24,301
  Repayment of long-term debt                               19       (31,335)
  Issuance of treasury stock                               323         1,956
  Dividends                                            (37,852)      (36,850)
----------------------------------------------------------------------------
    Net cash used for financing                        (98,329)      (43,317)
----------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                         -         3,125
  Additions to investments                             (11,261)      (11,398)
  Reductions in investments                              9,452         8,175
  Funding of qualified pension plans                    (1,816)       (5,037)
  Additions to plant and properties                    (99,579)     (124,406)
  Disposition of plant and properties                    2,027         2,611
  Other, net                                             2,229        (3,047)
----------------------------------------------------------------------------
    Net cash used for investing                        (98,948)     (129,977)
----------------------------------------------------------------------------
Increase (decrease) in cash                              4,159        (1,638)
Balance at beginning of period                           9,026         7,740
----------------------------------------------------------------------------
Balance at end of period                              $ 13,185     $   6,102
============================================================================

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 1998 and 1997 were $27.8 million and $24.2 million, respectively. Net income tax payments for the nine months ended September 30, 1998 and 1997 were $2.4 million and $5.5 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                    4

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
-----------------------------------------------------------------------------
NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 1998 and December 31, 1997, and the statements of earnings for the quarter and nine months ended September 30, 1998 and 1997, and the condensed statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 37 percent for the quarter and nine months ended September 30, 1998. The rate was 35 percent for the quarter and nine months ended September 30, 1997.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

		The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                       Quarter Ended   Nine Months Ended
                                       September 30       September 30
(In thousands)                         1998     1997      1998     1997

Basic average common shares
  outstanding                         29,009   28,935    29,006   28,909

Incremental shares due to:
  Common stock options                     7       93        26       50
  Put options                             10        -         -        -
                                      ------   ------    ------   ------
Diluted average common shares
  outstanding                         29,026   29,028    29,032   28,959
                                      ======   ======    ======   ======

  Stock options to purchase shares of common stock of 1,236,975 and 943,250 for the quarter and nine months ended September 30, 1998, respectively, and 640,900 for the nine months ended September 30, 1997, were not included in the above computations because the exercise prices of stock options were greater than the average market price of common shares.


Note 4.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                    September 30, 1998    December 31, 1997

   Raw materials                         $ 95,345             $ 93,625
   Work in process                          7,363                5,989
   Finished goods                          70,002               82,689
                                         --------             --------
                                         $172,710             $182,303
                                         ========             ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

  Net cash provided by operations for the first nine months of 1998, as presented in the Condensed Statements of Cash Flows on page 4, totaled $201.4 million, compared with $171.7 million for the same period in 1997.

  The company's ratio of long-term debt to stockholders' equity was .76 to 1 at September 30, 1998, unchanged from December 31, 1997. The reclassification of $10.0 million of medium-term notes from long-term to current due to their maturity within one year, was offset by a net decline in stockholders' equity of $12.5 million.

  Working capital of $114.3 million at September 30, 1998, increased $8.1 million from December 31, 1997. Changes in working capital items causing the favorable comparison consisted of a decrease in notes payable of $51.9 million and increases in cash, short-term investments and accounts receivable of $4.2 million, $2.3 million and $7.1 million, respectively. These changes more than offset a decrease in inventories of $9.6 million and increases in current installments on long-term debt of $10.0 million and accounts payable and accrued liabilities of $36.7 million.

  Capital expenditures totaled $99.6 million for the first nine months of 1998. Of this amount, the company spent $20.3 million in the wood products segment, which included expenditures for pollution control equipment at the Cook and Bemidji, Minnesota, oriented strand board plants and for the plant expansion at Cook. The company spent $54.2 million in the printing papers segment, most of which were for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the other pulp-based products segment totaled $24.4 million. A portion of this total related to the replacement of washers, the caustic plant upgrade and a new green liquor clarifier at the Lewiston, Idaho, pulp mill, and the continued development of the hybrid poplar tree farm in Boardman, Oregon.

Results of Operations

		A summary of period-to-period changes in items included in the statements of earnings is presented on page 10 of this Form 10-Q.
------------------------------------------------------------------------------
Segment Information                         (Dollars in thousands)
------------------------------------------------------------------------------
                                      Third Quarter             Nine Months
                                     1998       1997         1998         1997
------------------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board        $ 55,774   $ 27,048   $  129,684   $   74,903
    Lumber                         57,554     63,430      175,940      192,200
    Plywood                        13,462     17,139       39,435       50,904
    Particleboard                   3,664      3,294       10,841        9,725
    Other                          16,417     17,701       39,250       46,343
------------------------------------------------------------------------------
                                  146,871    128,612      395,150      374,075
------------------------------------------------------------------------------
  Printing papers                  97,985    108,731      313,458      325,637
------------------------------------------------------------------------------
  Other pulp-based products
    Pulp                            2,749      1,594        8,427        9,787
    Paperboard                     98,326     96,665      313,204      309,945
    Tissue                         58,694     59,845      177,402      169,671
------------------------------------------------------------------------------
                                  159,769    158,104      499,033      489,403
------------------------------------------------------------------------------
Total net sales                  $404,625   $395,447   $1,207,641   $1,189,115
==============================================================================

Operating Income
  Wood products                  $ 32,720   $ 15,301   $   60,243   $   35,133
  Printing papers                  (1,702)    10,951        7,771       30,803
  Other pulp-based products        11,483     15,110       48,283       38,108
------------------------------------------------------------------------------
                                   42,501     41,362      116,297      104,044
Corporate                         (22,585)   (19,659)     (63,389)     (57,346)
------------------------------------------------------------------------------
Earnings before taxes
  on income                      $ 19,916   $ 21,703   $   52,908   $   46,698
==============================================================================

  Unfavorable markets for the company's lumber and pulp-based products offset improved market conditions for oriented strand board and resulted in slightly lower earnings for the third quarter of 1998. Third quarter 1998 net earnings were $12.5 million or $.43 per diluted common share. Net earnings in the third quarter of 1997 were $14.1 million or $.48 per diluted common share. Net sales were $404.6 million for the quarter, compared with $395.4 million in the third quarter of 1997.

  Net earnings for the first nine months of 1998 were $33.3 million, or $1.15 per diluted common share. Net earnings for the first nine months of 1997 were $30.4 million, or $1.04 per diluted common share. Net sales for the first nine months of 1998 were $1.21 billion, versus $1.19 billion in 1997.

  The wood products segment reported operating income of $32.7 million for the third quarter of 1998, substantially higher than the $15.3 million earned a year ago. The group benefited from significantly higher net sales realizations and increased shipments for oriented strand board, which more than offset weaker markets for the company's lumber products. Net sales realizations for oriented strand board improved approximately 90 percent over the same period last year. However, oriented strand board net sales realizations declined dramatically in the last three weeks of the quarter. Those realizations have continued to decline since the quarter's end.

  The printing papers segment reported an operating loss of $1.7 million for the quarter, compared with earnings of $11.0 million in 1997's third quarter. Lower net sales realizations and shipments, combined with higher production costs, negatively affected earnings.

  The other pulp-based products segment reported third quarter 1998 operating income of $11.5 million, down from $15.1 million earned a year ago. Pulp and paperboard markets continued to be very competitive, causing net sales realizations to decline. However, production improvements at the Lewiston, Idaho, pulp and paperboard mill helped to reduce costs and partially offset the unfavorable comparison. Results for consumer tissue products improved slightly due to lower pulp costs, which more than offset lower net sales realizations and a decline in shipments.

Year 2000

  The company is conducting a comprehensive review of all computer programs and systems used for various purposes within the company to identify potential problems from the Year 2000 issue. A Year 2000 steering team has been formed to coordinate the review of programs and systems, evaluate the findings and implement the changes necessary to become Year 2000 compliant. The company has retained outside consultants to assist in this effort and believes it has allocated adequate resources to the issue. It expects to complete the review and any necessary changes on a timely basis.

  The review has been divided into two categories: business systems and manufacturing systems. The business systems have been undergoing modifications to address the Year 2000 issue over the last few years.
Routine changes, modifications and new software purchases have all been made with Year 2000 compliance in mind. As a result, the company anticipates that its business systems will be substantially Year 2000 compliant by December 31, 1998.

  The company has completed an inventory of its manufacturing systems (including both embedded technology and information technology), which it will use to identify systems that are not Year 2000 compliant. Assessment and remediation of critical manufacturing systems are underway. Remediation of all manufacturing systems is currently expected to be complete by June 30, 1999, with testing to be completed by the end of the third quarter of 1999.

  The costs incurred to date to conduct the manufacturing systems inventory and other Year 2000 conversion work have not been material to the company's results of operations and are expensed as incurred, except for expenditures relating to system replacements or upgrades occurring in the normal course of business that are capitalized under company guidelines. The company is unable to estimate the exact amount of future expenditures to become Year 2000 compliant, but currently anticipates a total cost for the project to be less than $5 million, exclusive of normal replacements and upgrades. These expenditures are immaterial and will be funded primarily from internally generated sources.

  The company is in the process of making inquiries of its significant suppliers, including its energy and other utility service providers and transportation vendors, to evaluate their Year 2000 readiness. While the company has no control over the readiness of its suppliers, failure by them or the company to be substantially Year 2000 compliant could have a material adverse effect on the company's operations and financial results. Although management believes it unlikely to occur, a plausible worst case scenario would be one in which a critical system of the company or a supplier failed, causing a temporary halt or slowdown at one or more of the company's manufacturing operations.

  The company will develop a contingency plan by mid-1999, after it has progressed further in its Year 2000 remediation phase and testing procedures. Based upon the success of these efforts and knowledge acquired as to the readiness of significant third parties, the contingency plan will address any unresolved issues.

  This report contains, in addition to historical information, certain forward-looking statements, including without limitation, statements regarding Year 2000 issues. These forward-looking statements are based on management's best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The company's actual results of operations could differ materially from those expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; impact of Year 2000 issues; and changes in raw material, energy and other costs.

             POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Changes in Statements of Earnings
                           (Dollars in thousands)

                                  Quarter Ended September 30   	 Nine Months Ended September 30
                                                    Increase                           Increase
                                   1998      1997  (Decrease)     1998         1997   (Decrease)

Net sales                        $404,625  $395,447     2%    $1,207,641   $1,189,115      2%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested   39,203    38,991     1%       112,411      113,866     (1%)
  Materials, labor and other
    operating expenses            301,987   299,184     1%       916,857      923,399     (1%)
  Selling, general and
    administrative expenses        31,450    27,229    16%        91,525       78,630     16%
Earnings from operations           31,985    30,043     6%        86,848       73,220     19%
Interest expense                  (12,801)  (11,154)   15%       (37,148)     (33,944)     9%
Interest and dividend income          886        98   804%         2,656          271    880%
Other income (expense), net          (154)    2,716      *           552        7,151    (92%)
Provision for taxes on income       7,369     7,596    (3%)       19,576       16,344     20%
Net earnings                       12,547    14,107   (11%)       33,332       30,354     10%


*Not a meaningful figure.

                                 PART II

ITEM 6.  Exhibits and Reports on 8-K

Exhibits

  The exhibit index is located on page 13 of this Form 10-Q.

Reports on Form 8-K

  No reports on Form 8-K were filed for the three months ended September
30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        POTLATCH CORPORATION
                                        (Registrant)


                                        By /S/ S. T. Powell
                                           ------------------------------
                                           S. T. Powell
                                           Senior Vice President, Finance
                                           and Chief Financial Officer
                                           (Duly Authorized; Principal
                                            Financial Officer)



                                        By /S/ T. L. Carter
                                           ------------------------------
                                           T. L. Carter
                                           Controller
                                           (Duly Authorized; Principal
                                            Accounting Officer)


Date:  November 4, 1998

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Exhibit Index


Exhibit

                                 PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt