Form 10-K405
period 1998-12-31
POTLATCH CORP
filed 1999-03-08
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                            Commission File
December 31, 1998                                     Number 1-5313
                            POTLATCH

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1999, was approximately $913 million.

The number of shares of common stock outstanding as of January 31, 1999:
28,918,687 shares of Common Stock, par value of $1 per share.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1999 annual meeting of stock-holders are incorporated by reference in Part III hereof.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Index to 1998 Form 10-K


                                                                  Page
                                                                 Number

PART I
  ITEM   1.  Business                                           2  -  5
  ITEM   2.  Properties                                               6
  ITEM   3.  Legal Proceedings                                        7
  ITEM   4.  Submission of Matters to a Vote of Security Holders      7
  Executive Officers of the Registrant                                8


PART II
  ITEM   5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                            9
  ITEM   6.  Selected Financial Data                                  9
  ITEM   7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9
  ITEM   8.  Financial Statements and Supplementary Data              9
  ITEM   9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                   10


PART III
  ITEM  10.  Directors and Executive Officers of the Registrant      10
  ITEM  11.  Executive Compensation                                  10
  ITEM  12.  Security Ownership of Certain Beneficial Owners
               and Management                                        10
  ITEM  13.  Certain Relationships and Related Transactions          10


PART IV
  ITEM  14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                   10


SIGNATURES                                                           11


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES             12


EXHIBIT INDEX                                                   41 - 44

                               PART I

ITEM 1.  Business

General

  Potlatch Corporation (the "company"), incorporated in 1903, is an integrated forest products company with substantial timber resources. It is engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and pulp and paper products. Its timberlands and all of its manufacturing facilities are located within the continental United States.

  Information relating to the amounts of revenue, operating profit and identifiable assets attributable to each of the company's industry segments for 1996-1998 is included in Note 13 to the financial statements on pages 35-37 of this report.

  This report contains, in addition to historical information, certain forward-looking statements, including without limitation, statements regarding Year 2000 issues. These forward-looking statements are based on management's best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The company's actual results of operations could differ materially from those expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; unanticipated manufacturing disruptions; impact of Year 2000 issues; and changes in raw material, energy and other costs.

Fiber Resources

  The principal source of raw material used in the company's operations is wood fiber obtained from its own timberlands and purchased on the open market. The company owns in fee approximately 1.5 million acres of timberland: 500,000 acres in Arkansas, 671,000 acres in Idaho and 339,000 acres in Minnesota.
The company also owns and is developing 22,000 acres in Oregon as a hybrid poplar plantation.

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

  The company's fee lands provided approximately 69 percent of its sawlogs and plywood logs in 1998 and an average of 69 percent over the past five years.

Additional logs are obtained primarily from private landowners and from state and local governments.

  At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. For much of the past decade the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has at times had an adverse effect on wood fiber costs. The long-term effect of this trend on company earnings cannot be predicted. The company is implementing plans to develop additional fiber supplies, primarily hybrid poplar.

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

  The forest products industry is highly competitive, and the company competes with substantially larger forest products companies and companies that manufacture substitutes for wood and wood fiber products. For lumber, plywood and particleboard, the company's share of the market is not significant to the total U.S. market for these products. The company believes it is one of the larger manufacturers of oriented strand board ("OSB"). However, its sales of OSB are less than ten percent of the total market for this product. The company's principal methods of competing are product quality, service and price.

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

  Printing papers are sold principally to paper merchants for distribution. Various company sales offices located throughout the United States are utilized to service customers. Although the company is not one of the larger manufacturers of printing papers, it is one of the nation's leading producers of premium coated papers. The company's principal methods of competing are product quality, service and price.

Pulp and Paper

  The company produces and markets bleached kraft pulp and paperboard and tissue products. A description of the facilities used to produce these products is included under Item 2 of this report.

  The company is a major producer of bleached kraft paperboard in the United States. Bleached kraft paperboard manufactured by the company is used primarily for the packaging of milk and other foods, pharmaceuticals, toiletries and other consumable goods as well as paper cups and paper plates. The company is a leading North American producer of private label household tissue products. Household tissue products (facial and bathroom tissues, towels and napkins) are packaged to order for grocery and drug chains and cooperative buying organizations. These products are sold to consumers under customer brand names and compete with nationally advertised and other private label brands. The company does not consider itself among the larger national manufacturers of market pulp or of any of its other paper products.

  Methods of sale and distribution of the company's pulp and paper products vary for its several products. The company, in general, maintains domestic sales offices through which it sells paperboard to packaging converters. The majority of international paperboard sales are made through sales representative offices in Japan and Australia. The balance of such sales are made through brokers and agents. Tissue products are sold to major retail outlets directly and through brokers. The majority of pulp sales also are generally made through brokers.
The company's principal methods of competing are product quality, service and price.

Environment

  Information regarding environmental matters is included under Item 3 - Legal Proceedings on page 7 and under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16 of this report.

Employees

  As of December 31, 1998, the company had approximately 6,800 employees. Labor contracts expiring in 1999 are as follows:

                                                                   Approximate
 Contract                                                           Number of
Expiration                                                           Hourly
   Date        Location                  Union                      Employees

April 30    Wood Products           International Association           150
            Southern Division       of Machinists &
            Prescott, Arkansas      Aerospace Workers

July 1      Duluth & Northeastern   United Transportation Union &        10
            Railroad                National Conference of Firemen
            Duluth, Minnesota       and Oilers Service Employees
                                    International Union

August 31   Fire Department         Paper, Allied-Industrial,            20
            Lewiston, Idaho         Chemical and Energy Workers
                                    International Union (PACE)

ITEM 2.  Properties

  The principal manufacturing facilities of the company, together with their respective year end 1998 capacities and 1998 production are as follows:

Wood Products                              Capacity           Production
  Oriented Strand Board Plants: (A)
    Bemidji, Minnesota                  510,000 m.sq.ft.   508,000 m.sq.ft.
    Cook, Minnesota                     245,000 m.sq.ft.   230,000 m.sq.ft.
    Grand Rapids, Minnesota             355,000 m.sq.ft.   339,000 m.sq.ft.

  Sawmills:
    Prescott, Arkansas                  135,000 m.bd.ft.   120,000 m.bd.ft.
    Warren, Arkansas (B)                170,000 m.bd.ft.   143,000 m.bd.ft.
    Lewiston, Idaho                     160,000 m.bd.ft.   148,000 m.bd.ft.
    St. Maries, Idaho                    90,000 m.bd.ft.    90,000 m.bd.ft.
    Bemidji, Minnesota                   85,000 m.bd.ft.    76,000 m.bd.ft.

  Plywood Plants: (A)
    Jaype, Idaho                        130,000 m.sq.ft.    91,000 m.sq.ft.
    St. Maries, Idaho                   130,000 m.sq.ft.   100,000 m.sq.ft.

  Particleboard Plant: (C)
    Post Falls, Idaho                    70,000 m.sq.ft.    69,000 m.sq.ft.

Printing Papers
  Pulp Mill:
    Cloquet, Minnesota                  210,000 tons       206,000 tons

  Printing Paper Mills:
    Brainerd, Minnesota                 155,000 tons       139,000 tons
    Cloquet, Minnesota                  230,000 tons       220,000 tons

Pulp and Paper
  Pulp Mills:
    Cypress, Bend, Arkansas             250,000 tons       248,000 tons
    Lewiston, Idaho                     500,000 tons       499,000 tons

  Bleached Paperboard Mills:
    Cypress Bend, Arkansas              270,000 tons       265,000 tons
    Lewiston, Idaho                     355,000 tons       355,000 tons

  Tissue Mill:
    Lewiston, Idaho                     155,000 tons       154,000 tons

  Tissue Converting Facilities:
    Lewiston, Idaho                     105,000 tons       104,000 tons
    Las Vegas, Nevada                    35,000 tons        33,000 tons

(A) 3/8" Basis
(B) There are two sawmills in Warren.
(C) 3/4" Basis

ITEM 3.  Legal Proceedings

  In February and November 1997, the company received Notices of Violation ("NOVs") from Region 10 of the U.S. Environmental Protection Agency ("EPA"). Both NOVs allege that the company violated the Prevention of Significant Deterioration permit requirements and permit requirements of the Idaho State Implementation Plan by burning tire derived fuel in the company's No. 4 power boiler in Lewiston, Idaho, in quantities which caused SO2 emissions to exceed permitted amounts over a five-year period beginning in 1992. Although no specific relief has been requested by the EPA, the NOVs set forth EPA's authority to seek, among other things, penalties of up to $25,000 per day for each violation. The matter has been referred to the United States Department of Justice ("DOJ") to commence an enforcement action against the company. The company believes it has defenses to the alleged violations and has held conferences with the EPA and the DOJ for the purpose of presenting information bearing on the alleged violations. As of March 5, 1999, no such action had been filed against the company.

  In December 1995, the company filed a complaint against Beloit Corporation in the District Court of the State of Idaho, Nez Perce County. The complaint alleged that a pulp washer system supplied by Beloit Corporation and installed at the company's pulp mill in Lewiston, Idaho, experienced massive defects and deficiencies and failed to meet contract performance requirements and criteria. In June 1997, a jury awarded damages of $95 million to the company. Beloit appealed the case to the Idaho Supreme Court, which heard oral arguments on
September 10, 1998.    As of March 5, 1999, no opinion had been rendered by the
court.


ITEM 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

Executive Officers of the Registrant

  Information as of March 1, 1999, and for the past five years concerning the executive officers of the company is as follows:

  John M. Richards (age 61), first elected an officer in 1972, has served as Chairman of the Board and Chief Executive Officer since May 1994. Mr. Richards will retire as Chairman of the Board and Chief Executive Officer effective May 1999. He will continue as a member of the Board of Directors, until he retires as an employee on June 30, 1999. Prior to May 1994 he was President and Chief Operating Officer. He was elected a director of the company effective January 1991. He is a member of the Finance Committee of the Board of Directors.

  L. Pendleton Siegel (age 56), first elected an officer in 1983, has served as President and Chief Operating Officer since May 1994. At the March 5, 1999, Board of Directors meeting, Mr. Siegel was elected to replace Mr. Richards as Chairman of the Board and Chief Executive Officer effective in May 1999. Prior to May 1994, he was Executive Vice President, Pulp-Based Operations. He was elected a director of the company effective November 1997.

  Richard L. Paulson (age 57), first elected an officer in 1992, has served as Vice President, Minnesota Pulp and Paper Division since May 1996. At the March 5, 1999, Board of Directors meeting, Mr. Paulson was elected to replace Mr. Siegel as President and Chief Operating Officer effective May 1999. Prior to May 1996, he was Vice President, Consumer Products Division.

  Charles R. Pottenger (age 59), first elected an officer in 1991, is Group Vice President, Pulp and Paper.

  Sandra T. Powell (age 55), first elected an officer in 1981, has served as Senior Vice President, Finance and Chief Financial Officer since May 1998. From January 1993 through April 1998, she was Vice President, Financial Services.
She also served as Secretary from January 1993 through May 1995.

  Thomas J. Smrekar (age 56), first elected an officer in 1992, is Group Vice President, Wood Products.

NOTE: The aforementioned officers of the company are elected to hold office until the next annual meeting of the Board of Directors. Each officer holds office until the officer's successor has been duly elected and has qualified or until the earlier of the officer's death, resignation, retirement or removal by the board.

                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                                      1998                      1997

Quarter                         High        Low           High        Low

  1st                          $46.56     $39.38         $45.33     $41.13
  2nd                           48.38      40.81          46.50      39.00
  3rd                           42.81      31.00          51.94      44.75
  4th                           38.75      33.56          52.75      40.75
  Year                          48.38      31.00          52.75      39.00

  In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 3,400 common stockholders of record at December 31, 1998.

Quarterly dividend payments per common share for the past two years were:

Quarter                 1998          1997

  1st                  $.435         $.425
  2nd                   .435          .425
  3rd                   .435          .425
  4th                   .435          .435
                       -----         -----
                       $1.74         $1.71
                       =====         =====
ITEMS 6, 7 and 8

  The information called for by Items 6, 7 and 8, inclusive, of Part II of this form is contained in the following sections of this Report at the pages indicated below:
                                                                 Page
                                                                Number

  ITEM 6   Selected Financial Data                                13

  ITEM 7   Management's Discussion
           and Analysis of Financial
           Condition and Results of
           Operations                                          14 - 20

  ITEM 8   Financial Statements and
           Supplementary Data                                  21 - 40

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                PART III

ITEM 10.  Directors and Executive Officers of the Registrant

  Information regarding the directors of the company is set forth under the heading "Election of Directors" on pages 3-4 of the company's definitive proxy statement, dated March 29, 1999, for the 1999 annual meeting of stockholders (the "1999 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4.

ITEM 11.  Executive Compensation

  Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 8-12 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of management set forth under the heading "Stock Ownership" on pages 6-7 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

  Information set forth under the heading "Certain Transactions" on page 12 of the 1999 Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 12 of this Form 10-K.

(b)  No reports on Form 8-K were filed for the quarter ended December 31, 1998.

(c)  Exhibits are listed in the Exhibit Index on pages 41-44 of this Form 10-K.

                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     POTLATCH CORPORATION
                                                         (Registrant)

Date: March 8, 1999                                  By /S/ John M. Richards
                                                         John M. Richards
                                                         Chairman of the Board
                                                         and Chief Executive
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 1999, by the following persons on behalf of the company in the capacities indicated.

By /S/ John M. Richards
    John M. Richards                            RICHARD A. CLARKE*
    Director and Chairman of                    Director
    the Board and Chief                         KENNETH T. DERR*
    Executive Officer                           Director
    (Principal Executive Officer)               GEORGE F. JEWETT, JR.*
                                                Director
By /S/ L. Pendleton Siegel                      RICHARD B. MADDEN*
    L. Pendleton Siegel                         Director
    Director, President and                     VIVIAN W. PIASECKI*
    Chief Operating Officer                     Director
    (Principal Operating Officer)               TONI REMBE*
                                                Director
By /S/ Sandra T. Powell                         REUBEN F. RICHARDS*
    Sandra T. Powell                            Director
    Senior Vice President,                      RICHARD M. ROSENBERG*
    Finance and Chief                           Director
    Financial Officer                           ROBERT G. SCHWARTZ*
    (Principal Financial Officer)               Director
                                                CHARLES R. WEAVER*
By /S/ Terry L. Carter                          Director
    Terry L. Carter                             FREDERICK T. WEYERHAEUSER*
    Controller                                  Director
    (Principal Accounting Officer)              DR. WILLIAM T. WEYERHAEUSER*
                                                Director



                                                *By /S/ Betty R. Fleshman
                                                     Betty R. Fleshman
                                                     (Attorney-in-fact)

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

        Index to Consolidated Financial Statements and Schedules


                                                                       Page
                                                                      Number

The following documents are filed as part of this Report:

Consolidated Financial Statements:

  Selected Financial Data                                               13

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                  14 - 20

  Statements of Earnings for the years ended December 31,
    1998, 1997 and 1996                                                 21

  Balance Sheets at December 31, 1998 and 1997                          22

  Statements of Cash Flows for the years ended December 31,
    1998, 1997 and 1996                                                 23

  Statements of Stockholders' Equity for the years ended
    December 31, 1998, 1997 and 1996                                    24

  Summary of Principal Accounting Policies                         25 - 26

  Notes to Consolidated Financial Statements                       27 - 39

  Independent Auditors' Report                                          39

Schedules:

  II.  Valuation and Qualifying Accounts                                40

         All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

          Potlatch Corporation and Consolidated Subsidiaries
                       Selected Financial Data
           (Dollars in thousands - except per-share amounts)

                                  1998        1997        1996        1995        1994
--------------------------------------------------------------------------------------
Net sales                   $1,565,878  $1,568,870  $1,554,449  $1,605,206  $1,471,258
Net earnings:
  Before extraordinary item     37,232      36,059      61,534     108,546      48,995
  After extraordinary item      37,232      36,059      58,089     108,546      48,995
Net cash provided by
  operations, excluding
  working capital changes      201,162     193,446     228,364     273,418     197,879
Working capital                 97,556     106,221     117,966     128,066     142,728
Current ratio                 1.3 to 1    1.4 to 1    1.5 to 1    1.4 to 1    1.6 to 1

Long-term debt
  (noncurrent portion)      $  712,113  $  722,080  $  672,048  $  616,132  $  633,473
Stockholders' equity           930,906     951,592     954,195     943,904     901,619
Debt to stockholders'
  equity ratio                .76 to 1    .76 to 1    .70 to 1    .65 to 1    .70 to 1

Capital expenditures        $  147,027  $  158,485  $  239,908  $  170,654  $  104,389
Total assets                 2,377,306   2,365,136   2,265,679   2,265,311   2,081,229

Basic net earnings
  per common share:
  Before extraordinary item      $1.28       $1.25       $2.13       $3.72       $1.68
  After extraordinary item        1.28        1.25        2.01        3.72       	1.68
Average common shares
  outstanding (in thousands)    29,000      28,930      28,888      29,157      29,217

Diluted net earnings
  per common share:
  Before extraordinary item      $1.28       $1.24       $2.13       $3.72       $1.68
  After extraordinary item        1.28        1.24        2.01        3.72        1.68
Average common shares
  outstanding, assuming
  dilution (in thousands)       29,020      28,986      28,912      29,187      29,242

Cash dividends
  per common share               $1.74       $1.71       $1.67      $1.615       $1.57
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

  In 1998, the company's net cash provided by operations, excluding working capital changes, as presented in the Statements of Cash Flows on page 23, totaled $201.2 million, compared with $193.4 million in 1997 and $228.4 million in 1996.

  The company maintains credit lines with several banks for general corporate purposes totaling $250.0 million, of which $100.0 million may be used for long-term debt and the balance may be used for short-term debt. At December 31, 1998, the company had outstanding indebtedness of $30.0 million under the short-term lines. The remainder of the credit lines was available to back the company's commercial paper program. Commercial paper outstanding at December 31, 1998, totaled $145.4 million, of which $100.0 million was classified as long-term debt.

  The ratio of long-term debt to stockholders' equity was .76 to 1 at December 31, 1998, compared with .76 to 1 at December 31, 1997, and .70 to 1 at December 31, 1996. Although there was no change in the December 31, 1998, ratio compared to 1997, the components were affected by a decline in long-term debt, due to the reclassification to current of $10.0 million of medium-term notes maturing in 1999, and a reduction in stockholders' equity of $20.7 million. Stockholders' equity declined largely due to payment of dividends in excess of earnings, the purchase of treasury stock and the issuance of put options during the year.

  One of the company's stated objectives is to maintain a sound financial structure. In that regard, the company believes that debt ratings within investment grade categories are important for long-term access to capital markets. The company's senior long-term debt is rated BBB+ by Standard & Poors and Baa1 by Moody's. With the company's ability to generate cash flow and its access to capital markets, the company believes it is capable of funding capital expenditures, working capital and other liquidity needs for the foreseeable future.

  At December 31, 1998, working capital was $97.6 million, compared with $106.2 million at December 31, 1997, and $118.0 million at December 31, 1996. Working capital decreased a net $8.6 million for 1998. An increase in current assets of $4.1 million was more than offset by an increase in current liabilities of $12.7 million. The increase in current liabilities was primarily due to a $10.0 million increase in current installments on long-term debt and a $23.3 million increase in accounts payable and accrued liabilities. These amounts were partially offset by a decrease in notes payable of $20.6 million.

Capital Resources and Funding

  Capital expenditures totaled $147.0 million in 1998, compared with $158.5 million in 1997 and $239.9 million in 1996.

  During 1998, the company spent $28.4 million on capital projects in the wood products segment. Work continued on the $62 million modernization and expansion of the Cook, Minnesota, OSB mill. Completion at the end of 2000 will increase the plant's capacity by about 80 percent and make it cost-competitive. Most of the remaining expenditures related to reforestation, logging facilities, pollution control equipment and smaller projects designed to improve efficiency and product quality at the company's mills in Arkansas, Idaho and Minnesota.

  Capital spending in the printing papers segment totaled $87.1 million in 1998. The majority of the expenditures related to the modernization and expansion of the Cloquet, Minnesota, pulp mill. During the year the recovery boiler phase of the project was completed and put into service. Construction on the bleach plant, recausticizing area and pulp dryer began. The Cloquet expansion is being constructed in phases over several years. This allows for commitments to be made in a financially prudent manner. As of December 31, 1998, the company had spent approximately $360 million on the Cloquet project, which includes $22.9 million of capitalized interest. As various phases are completed they are placed into service and depreciated over the estimated useful lives of the assets, even though in some cases the full benefits of the improvements will not be realized until the entire project has been completed. Depreciation on the phases already placed in service totaled $27.3 million as of December 31, 1998. Of this amount, $10.9 million was charged against income in 1998. The company plans to complete the pulp mill project in two years, with a total cost of approximately $525 million, excluding capitalized interest.

  Capital spending in the pulp and paper segment totaled $30.7 million. A significant portion of that amount was spent at the Lewiston, Idaho, pulp mill, where the washer replacement project has essentially been completed. The new washer equipment has permitted pulp production to achieve original design levels. Development of the hybrid poplar plantation in Boardman, Oregon, continued during the year and also accounted for a substantial share of segment expenditures. The company expects to begin harvesting these trees in 2001. Beginning in 1999, the hybrid poplar plantation will become a part of the wood products segment.

  Authorized but unexpended appropriations totaled $316.7 million at December 31, 1998. Of that amount, $278.4 million is budgeted to be expended in 1999. Major expenditures will include: the continuing modernization and expansion of the Cloquet pulp mill; the modernization and expansion of the oriented strand board plant at Cook; and the continued development of the hybrid poplar plantation in Boardman. The 1999 capital program will be funded primarily from internally generated sources and by accessing capital markets if necessary.

  Historically, the company has spent less on capital expenditures than the annual amount budgeted. In 1998, the company spent $53.4 million less than the $200.4 million budgeted. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

  The company has in place a stock repurchase program through which it is authorized to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. In 1998, the company acquired a total of 100,000 shares under the program through put option exercises. The company has repurchased 498,800 shares to date under the program.

Environment

  The company is subject to extensive federal and state environmental control regulations at its operating facilities. The company endeavors to comply with all environmental regulations and monitors its activities on a regular basis for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $5 million during 1998 and are budgeted to be approximately $11 million in 1999.
In addition, the company made expenditures for pollution control facilities as part of major mill modernizations and expansions currently under way.

  In early 1998 the Environmental Protection Agency published the "Cluster Rule" regulations applicable specifically to the pulp and paper industry. These extensive regulations govern both air and water emissions. The regulations will require modifications to process equipment and operating procedures. Based on an analysis of these regulations and the condition of the company's three pulp mills, the company estimates that compliance will require additional capital expenditures in the range of $20 million to $30 million, the majority of which will be expended over the next 2 to 3 years. The company does not expect that such compliance costs will have a material adverse effect on its competitive position.

Results of Operations
Comparison of 1998 with 1997

  Potlatch 1998 consolidated net sales of $1.57 billion equaled net sales for 1997. Net earnings for 1998 were $37.2 million, slightly higher than the $36.1 million earned in 1997. Diluted net earnings per common share were $1.28, versus $1.24 for 1997.

  Competitive market conditions for most of the company's paper and lumber products, due in part to the economic conditions in Asia, continued to adversely affect results. A rebound in oriented strand board (OSB) markets from the depressed market conditions in 1997 helped to partially offset the decline in earnings for most of the company's other products.

  The wood products segment reported 1998 operating income of $73.8 million, an improvement over the $47.7 million earned in 1997. Significantly higher net sales realizations and higher product shipments for OSB were primarily responsible for the results. Demand for OSB, as well as for other panel products, was driven by a robust housing market during the year. Lumber product shipments were also higher than in 1997, however, the benefits were more than offset by lower net sales realizations. While the strong housing market encouraged domestic consumption of lumber products, the decreased demand in Asia created downward pressure on lumber prices.

  At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. For much of the past decade the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has at times had an adverse effect on wood fiber costs. The long-term effect of this trend on company earnings cannot be predicted. The company is implementing plans to develop additional fiber supplies, primarily hybrid poplar.

  The company's printing papers segment had operating income of $14.2 million in 1998, substantially below 1997's earnings of $33.4 million. Net sales realizations were lower in 1998, due in part to a less favorable product mix as well as pricing pressures on all paper grades. Shipments also declined during the year, reflecting competitive markets due to worldwide capacity increases. Production was lower at the company's two mills compared to the prior year largely because product mix factors did not allow the facilities to run at optimal levels, resulting in increased production costs.

  The pulp and paper segment reported slightly higher operating income of $53.4 million, compared to $51.0 million in 1997. Consumer tissue markets were steady during the year, and the company increased its product shipments while maintaining net sales realizations comparable to those of 1997. Additional industry tissue-making capacity came on line in the second half of the year, which could create more competitive market conditions in 1999. Results in the consumer tissue area were tempered by very competitive conditions in the pulp and paperboard markets. Demand in Asia weakened in 1998 and the company experienced a decline in paperboard shipments and reduced net sales realizations for both pulp and paperboard. Production improvements at the Lewiston, Idaho, pulp mill as a result of the washer replacement project helped reduce costs and partially offset the effects of the unfavorable markets.

  In the second quarter of 1997, the company was awarded a $95 million judgment for damages in its lawsuit regarding a defective pulp washer system that was installed at the Lewiston pulp mill. The award is being appealed and, therefore, has not been included in the financial statements for 1998 or 1997. Upon a resolution of the lawsuit favorable to the company, it is anticipated that a portion of any recovery will be utilized to reimburse the company for costs expended for asset restoration and the balance will be recorded as income.

Comparison of 1997 with 1996

  Potlatch consolidated 1997 net sales of $1.57 billion were slightly higher than 1996 net sales of $1.55 billion. Net earnings for 1997 were $36.1 million, compared to $58.1 million for 1996. The net earnings amount for 1996 included a $3.4 million extraordinary charge for early extinguishment of debt. Net earnings per diluted common share were $1.24 for 1997, versus $2.01 in 1996 including the extraordinary charge.

  Over-capacity for OSB within the industry continued to negatively affect panel markets throughout 1997 and, combined with less favorable market conditions for coated papers, resulted in lower earnings for 1997. During the fourth quarter of 1997, the company experienced transportation problems, particularly as a result of railcar shortages and scheduling difficulties throughout the Western U.S., which also adversely affected results.

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

  Operating income for the printing papers segment was $33.4 million in 1997, compared to $48.6 million in 1996. Although shipments of coated papers were slightly higher than in 1996, net sales realizations were approximately 4 percent lower due to a less favorable mix of products shipped. Also affecting results in 1997 were costs associated with the startup of the new pulp mill fiber line in the first quarter and a slower than expected startup following a maintenance shutdown in the fourth quarter.

  The company's pulp and paper segment reported operating income of $51.0 million, versus income of $40.9 million for 1996. Higher shipments for paperboard more than offset lower net sales realizations. Production improvements at the company's Lewiston, Idaho, pulp mill as a result of an ongoing pulp washer replacement project were largely responsible for the ability to increase production and shipments. Consumer tissue products benefited from lower pulp costs in 1997 compared to 1996.

Income Taxes

  The company's effective tax rates for 1998, 1997 and 1996 (excluding an extraordinary item) were 36.0 percent, 34.0 percent and 28.7 percent, respectively.

Year 2000

  The company is continuing its comprehensive review of all its computer programs and systems to identify potential Year 2000 problems. A Year 2000 steering team has been in place since June 1998 to coordinate the review of programs and systems, evaluate the findings, and implement the changes necessary to become substantially Year 2000 compliant. The company has retained outside consultants to assist in this effort and believes it has allocated adequate resources to the issue. It expects to complete the review and any necessary changes on a timely basis.

  The review has been divided into two categories: business systems and manufacturing systems. The business systems have been undergoing modifications to address the Year 2000 issue over the last few years. Routine changes, modifications and new software purchases have all been made with Year 2000 compliance in mind. As a result, the company believes that its business systems were substantially Year 2000 compliant at December 31, 1998.

  The company has completed an inventory of its manufacturing systems (including both embedded technology and information technology), which it is using to identify systems that are not Year 2000 compliant. Assessment and remediation of critical manufacturing systems are underway. Remediation of all critical manufacturing systems is currently expected to be completed by June 30, 1999, with testing to be completed by the end of the third quarter of 1999.

  The costs incurred to date to conduct the manufacturing systems inventory and other Year 2000 conversion work have not been material to the company's results of operations for any reporting period in which expenditures have been made. These costs, including hardware, software, internal personnel and external consultants are expensed as incurred, except for expenditures relating to system replacements or upgrades occurring in the normal course of business that are capitalized under company guidelines. Prior to 1998, the company did not separately identify internal costs related to Year 2000 conversion work. The total costs incurred in 1998 for Year 2000 issues were less than $2 million.
The company is unable to determine the exact amount of future expenditures to become Year 2000 compliant, but currently anticipates total future costs for the project to be less than $4 million, exclusive of normal replacements and upgrades.

  The company is in the process of making inquiries of its major customers and significant suppliers, including its energy and other utility service providers and transportation vendors, to evaluate their Year 2000 readiness. While the company has no control over the readiness of its suppliers, failure by them or the company to be substantially Year 2000 compliant could have a material adverse effect on the company's operations and financial results. Although management believes it is unlikely to occur, a plausible worst case scenario would involve the failure of a critical system of the company or of a supplier, causing a temporary halt or slowdown at one or more of the company's manufacturing operations.

  The company is developing a contingency plan that addresses both internal and external potential failures, as well as any unresolved issues. Outside consultants are assisting in preparation of the contingency plan. The company expects to have the contingency plan in place by early in the fourth quarter of 1999.

Market Risks of Financial Instruments

  The company's exposure to market risks on its financial instruments is limited to interest rate changes on its variable rate debt and to put option contracts associated with its common stock repurchase program. Any changes to market interest rates has had an immaterial impact on the company's total interest expense because the company's debt obligations are predominately fixed-rate. Also, the exposure to put option contracts on the company's common stock is immaterial due to the limited number of such contracts outstanding.

Other Matters

  In February 1998, the company announced that it had agreed to contribute all of its timberlands in Arkansas to a newly formed real estate investment trust
(REIT), which would acquire Anderson-Tully Company using the proceeds of a planned initial public offering. These transactions have not been completed due to poor market conditions. The company's agreement with Anderson-Tully is currently terminable by either party; however, a new agreement in principle has been reached regarding a restructuring of the proposed transaction and the resolution of certain issues with the SEC. Although there can be no assurance whether, or on what terms, a new definitive agreement will be reached, it is anticipated that any new agreement would provide that the company would (i) contribute its Arkansas timberlands in return for an equity interest in a limited partnership controlled by a publicly traded REIT and (ii) enter into a long-term agreement to purchase all of the timber harvested from the company's former Arkansas lands at prices designed to approximate fair market value.

          Potlatch Corporation and Consolidated Subsidiaries
                        Statements of Earnings
           (Dollars in thousands - except per-share amounts)

For the years ended December 31                 1998         1997         1996
------------------------------------------------------------------------------
Net sales                                 $1,565,878   $1,568,870   $1,554,449
------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and cost of
    fee timber harvested                     150,278      149,785      141,521
  Materials, labor and other operating
    expenses                               1,195,449    1,219,665    1,186,127
  Selling, general and administrative
    expenses                                 120,944      106,450      104,114
------------------------------------------------------------------------------
                                           1,466,671    1,475,900    1,431,762
------------------------------------------------------------------------------
Earnings from operations                      99,207       92,970      122,687

Interest expense, net of capitalized
  interest of $5,070 ($6,068 in 1997 and
  $10,280 in 1996)                           (49,744)     (46,124)     (43,869)
Other income, net (Note 14)                    8,712        7,789        7,508
------------------------------------------------------------------------------
Earnings before taxes on income and
  extraordinary item                          58,175       54,635       86,326

Provision for taxes on income (Note 5)        20,943       18,576       24,792
------------------------------------------------------------------------------
Net earnings before extraordinary item        37,232       36,059       61,534

Extraordinary item - loss from
  early extinguishment of debt,
  net of tax                                       -            -       (3,445)
------------------------------------------------------------------------------
Net earnings                              $   37,232   $   36,059   $   58,089
==============================================================================
Basic net earnings per common share:
  Before extraordinary item                    $1.28        $1.25        $2.13
  After extraordinary item                      1.28         1.25         2.01
Diluted net earnings per common share:
  Before extraordinary item                     1.28         1.24         2.13
  After extraordinary item                      1.28         1.24         2.01
==============================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                  21

             Potlatch Corporation and Consolidated Subsidiaries
                               Balance Sheets
              (Dollars in thousands - except per-share amounts)

At December 31                                                 1998        1997
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash (Note 10)                                         $   11,650  $    9,026
  Short-term investments (Note 10)                            6,422       6,516
  Receivables, net of allowance for doubtful
    accounts of $1,731 ($2,022 in 1997)                     162,268     179,159
  Inventories (Note 1)                                      200,257     182,303
  Prepaid expenses (Note 5)                                  27,258      26,773
-------------------------------------------------------------------------------
Total current assets                                        407,855     403,777

Land, other than timberlands                                  9,073       9,093
Plant and equipment, at cost less
  accumulated depreciation of $1,402,624
  ($1,293,239 in 1997) (Note 2)                           1,504,522   1,493,417
Timber, timberlands and related logging
  facilities, net (Note 3)                                  338,617     342,503
Other assets (Note 4)                                       117,239     116,346
-------------------------------------------------------------------------------
                                                         $2,377,306  $2,365,136
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Notes 6 and 10)                         $   74,939  $   95,550
  Current installments on long-term debt (Notes 6 and 10)    10,021          22
  Accounts payable and accrued liabilities (Note 7)         225,339     201,984
-------------------------------------------------------------------------------
Total current liabilities                                   310,299     297,556
-------------------------------------------------------------------------------
Long-term debt (Notes 6 and 10)                             712,113     722,080
-------------------------------------------------------------------------------
Other long-term obligations (Note 8)                        163,453     155,336
-------------------------------------------------------------------------------
Deferred taxes (Note 5)                                     253,691     236,934
-------------------------------------------------------------------------------
Put options (Notes 9 and 10)                                  6,844       1,638
-------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock
   Authorized 4,000,000 shares                                    -           -
  Common stock, $1 par value
   Authorized 40,000,000 shares, issued 32,721,980 shares    32,722      32,722
  Additional paid-in capital                                128,025     127,554
  Retained earnings                                         866,024     879,264
  Common shares in treasury 3,803,293 (3,727,118 in 1997)   (95,865)    (87,948)
-------------------------------------------------------------------------------
Total stockholders' equity                                  930,906     951,592
-------------------------------------------------------------------------------
                                                         $2,377,306  $2,365,136
===============================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                 22

              Potlatch Corporation and Consolidated Subsidiaries
                          Statements of Cash Flows
                           (Dollars in thousands)

For the years ended December 31                          1998       1997       1996
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Net earnings                                        $  37,232  $  36,059  $  58,089
Adjustments to reconcile net earnings
  to cash provided by operations:
  Depreciation, amortization and cost
    of fee timber harvested                           150,278    149,785    141,521
  Deferred taxes                                       16,757     13,493     24,618
  Other, net                                           (3,105)    (5,891)     4,136
-----------------------------------------------------------------------------------
Cash provided by operations, excluding
  working capital changes                             201,162    193,446    228,364
-----------------------------------------------------------------------------------
Decrease (increase) in receivables                     16,891    (16,084)   (10,668)
Decrease (increase) in inventories                    (17,954)    (5,404)    14,203
Increase in prepaid expenses                             (485)      (952)    (2,235)
Increase (decrease) in accounts payable
  and accrued liabilities                              17,930    (16,115)    (4,888)
-----------------------------------------------------------------------------------
Cash provided by (used for) working capital changes    16,382    (38,555)    (3,588)
-----------------------------------------------------------------------------------
Net cash provided by operations                       217,544    154,891    224,776
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
Change in book overdrafts                               5,425      3,614     (7,792)
Increase (decrease) in notes payable                  (20,611)    81,269     14,281
Proceeds from long-term debt                                -     50,000    197,543
Repayment of long-term debt                                32    (31,325)  (232,266)
Issuance of treasury stock                                550      2,985        722
Purchase of treasury stock                             (3,261)         -     (5,042)
Premium on early retirement of debt                         -          -     (4,088)
Dividends on common stock                             (50,472)   (49,462)   (48,254)
-----------------------------------------------------------------------------------
Net cash provided by (used for) financing             (68,337)    57,081    (84,896)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
Decrease in short-term investments                          -      3,175     97,411
Additions to investments                              (13,207)   (13,612)   (48,008)
Reductions in investments                              13,755     10,303     69,573
Increase in note receivable                                 -    (50,000)         -
Funding of qualified pension plans                     (1,816)    (5,037)   (19,734)
Additions to plant and equipment, and to
  land other than timberlands                        (137,160)  (149,332)  (231,392)
Additions to timber, timberlands and
  related logging facilities                           (9,867)    (9,153)    (8,516)
Disposition of plant and properties                     3,115      2,862      5,146
Other, net                                             (1,403)       108     (4,191)
-----------------------------------------------------------------------------------
Net cash used for investing                          (146,583)  (210,686)  (139,711)
-----------------------------------------------------------------------------------
Increase in cash                                        2,624      1,286        169
Balance at beginning of year                            9,026      7,740      7,571
-----------------------------------------------------------------------------------
Balance at end of year                              $  11,650  $   9,026  $   7,740
===================================================================================

Net interest paid (net of amounts capitalized) in 1998, 1997 and 1996 was $49.7 million,
$45.7 million and $47.1 million, respectively.  Net income taxes paid in 1998, 1997 and
1996 were $4.2 million, $2.8 million and $18.0 million, respectively.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                  23

               Potlatch Corporation and Consolidated Subsidiaries
                       Statements of Stockholders' Equity
                (Dollars in thousands - except per-share amounts)


                                                    Additional                                      Total
                               Common Stock Issued    Paid-In   Retained       Treasury Stock   Stockholders'
                                Shares      Amount    Capital   Earnings     Shares     Amount     Equity

Balance, December 31, 1995    32,721,980   $32,722   $125,650   $882,832   3,760,124   $97,300    $943,904
  Exercise of stock options            -         -        287          -     (31,325)     (722)      1,009
  Shares purchased at cost             -         -          -          -     127,200     5,239      (5,239)
  Put options                          -         -          -          -           -    (4,489)      4,489
  Premium on issuance
    of put options                     -         -          -          -           -      (197)        197
  Net earnings                         -         -          -     58,089           -         -      58,089
  Common dividends,
    $1.67 per share                    -         -          -    (48,254)          -         -     (48,254)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1996    32,721,980   $32,722   $125,937   $892,667   3,855,999   $97,131    $954,195

  Exercise of stock options            -         -      1,617          -    (128,881)   (2,985)      4,602
  Put options                          -         -          -          -           -    (6,120)      6,120
  Premium on issuance
    of put options                     -         -          -          -           -       (78)         78
  Net earnings                         -         -          -     36,059           -         -      36,059
  Common dividends,
    $1.71 per share                    -         -          -    (49,462)          -         -     (49,462)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    32,721,980   $32,722   $127,554   $879,264   3,727,118   $87,948    $951,592

  Exercise of stock options            -         -        471          -     (23,825)     (550)      1,021
  Shares purchased at cost             -         -          -          -     100,000     4,000      (4,000)
  Put options                          -         -          -          -           -     5,206      (5,206)
  Premium on issuance
    of put options                     -         -          -          -           -      (739)        739
  Net earnings                         -         -          -     37,232           -         -      37,232
  Common dividends,
    $1.74 per share                    -         -          -    (50,472)          -         -     (50,472)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998    32,721,980   $32,722   $128,025   $866,024   3,803,293   $95,865    $930,906
==========================================================================================================

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

                                  24

             Potlatch Corporation and Consolidated Subsidiaries
                  Summary of Principal Accounting Policies


Consolidation

  The financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.

  Potlatch Corporation is an integrated forest products company with substantial timber resources. It is engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and pulp and paper products. Its timberlands and all of its manufacturing facilities are located within the continental United States. The primary market for the company's products is the United States, although it sells a significant amount of paperboard to countries in the Pacific Rim.

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

Earnings Per Common Share

  Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                                  1998        1997        1996
------------------------------------------------------------------------------
Basic average common shares outstanding 29,000,250 28,929,734 28,887,962 Incremental shares due to
  common stock options                          19,294      55,768      23,633
------------------------------------------------------------------------------
Diluted average common shares outstanding   29,019,544  28,985,502  28,911,595
==============================================================================

  Options to purchase shares of common stock of 1,230,475, 293,563 and 472,421 for 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the common stock.

Properties

  Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, most equipment and other depreciable assets is determined by using the straight-line method. In 1998, the company placed certain equipment in service at one of its pulp manufacturing facilities, utilizing the units of production method of depreciation. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment.

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

Preoperating and Startup Costs

  Preoperating costs are expensed as incurred except for charges relating to major new facilities. Deferred preoperating costs are amortized over a 60-month period. Startup costs are expensed as incurred. Beginning in 1999, all preoperating and startup costs will be expensed as incurred in compliance with the Accounting Standards Executive Committee Statement of Position 98-5 "Reporting on the Costs of Startup Activities." The effect of implementing the Statement is not expected to be material.

Environment

  As part of its corporate policy, the company has an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, reserves for environmental liabilities are established in accordance with Statement of Financial Accounting Standards No. 5.

           Potlatch Corporation and Consolidated Subsidiaries
               Notes to Consolidated Financial Statements

Note 1.  Inventories

(Dollars in thousands)                                      1998         1997
-----------------------------------------------------------------------------
Logs, pulpwood, chips and sawdust                       $ 21,266     $ 24,958
Lumber and other manufactured wood products               11,138        9,828
Pulp, paper and converted paper products                 111,030       90,854
Materials and supplies                                    56,823       56,663
-----------------------------------------------------------------------------
                                                        $200,257     $182,303
=============================================================================
Valued at lower of cost or market:
  Last-in, first-out basis                              $ 29,882     $ 31,766
  Average cost basis                                     170,375      150,537
-----------------------------------------------------------------------------
                                                        $200,257     $182,303
=============================================================================

  If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $26.2 million higher at December 31, 1998, and $25.3 million higher at December 31, 1997.

Note 2.  Plant and Equipment

(Dollars in thousands)                                  1998             1997
-----------------------------------------------------------------------------
Land improvements                                 $   58,252       $   57,796
Buildings and structures                             413,718          406,133
Machinery and equipment                            2,114,567        1,993,776
Other                                                101,677           94,174
Construction in progress                             218,932          234,777
-----------------------------------------------------------------------------
                                                  $2,907,146       $2,786,656
=============================================================================

  Depreciation charged against income amounted to $126.3 million in 1998 ($125.5 million in 1997 and $118.7 million in 1996).

  Authorized but unexpended appropriations for capital projects totaled $316.7 million at December 31, 1998. Of that amount, $278.4 million is budgeted to be expended in 1999.

Note 3.  Timber, Timberlands and Related Logging Facilities

(Dollars in thousands)                                     1998          1997
-----------------------------------------------------------------------------
Timber and timberlands                                 $296,687      $304,566
Related logging facilities                               41,930        37,937
-----------------------------------------------------------------------------
                                                       $338,617      $342,503
=============================================================================

  Timber, timberlands and related logging facilities are stated at cost less cost of fee timber harvested and amortization. Cost of fee timber harvested amounted to $21.4 million in 1998 ($19.8 million in 1997 and $18.9 million in 1996). Amortization of logging roads and related facilities amounted to $1.7 million in 1998 ($.7 million in 1997 and $1.3 million in 1996).

Note 4.  Other Assets

(Dollars in thousands)                                    1998           1997
-----------------------------------------------------------------------------
Pension assets                                        $ 54,773       $ 51,810
Note receivable                                         50,000         50,000
Other                                                   12,466         14,536
-----------------------------------------------------------------------------
                                                      $117,239       $116,346
=============================================================================

Note 5.  Taxes on Income

  Provision for taxes on income, excluding an extraordinary item, is comprised of the following:

(Dollars in thousands)                               1998      1997      1996
-----------------------------------------------------------------------------
Current                                           $ 4,453   $ 5,357   $ 9,063
Deferred                                           16,490    13,219    15,729
-----------------------------------------------------------------------------
Provision for taxes on income                     $20,943   $18,576   $24,792
=============================================================================

  The provision for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

(Dollars in thousands)                               1998      1997      1996
-----------------------------------------------------------------------------
Computed "expected" tax expense                   $20,361   $19,122   $30,214
State and local taxes, net of federal
  income tax benefits                               2,022     2,131     2,936
Tax credits and other benefits                     (1,570)   (2,005)   (8,059)
Foreign sales corporation                          (1,221)   (1,141)   (1,187)
All other items                                     1,351       469       888
-----------------------------------------------------------------------------
Provision for taxes on income                     $20,943   $18,576   $24,792
Effective tax rate                                  36.0%     34.0%     28.7%
=============================================================================

  Principal current and noncurrent deferred tax assets and liabilities at December 31 were:

(Dollars in thousands)                                       1998        1997
-----------------------------------------------------------------------------
Current deferred tax assets:
  Employee benefits                                     $  17,826   $  18,702
  Inventories                                               2,146       1,521
  Other                                                     1,971       1,454
-----------------------------------------------------------------------------
Total current asset 1                                      21,943      21,677
-----------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
  Postretirement benefits                                  52,519      49,977
  Alternative minimum tax                                  58,562      50,254
  Plant and equipment                                    (331,783)   (305,910)
  Timber, timberlands and related logging facilities      (24,814)    (22,459)
  Pensions                                                (13,409)    (13,720)
  Other, net                                                5,234       4,924
-----------------------------------------------------------------------------
Total net noncurrent liability                           (253,691)   (236,934)
-----------------------------------------------------------------------------
Net deferred tax liability                              $(231,748)  $(215,257)
=============================================================================

1 Included in Prepaid expenses in the Balance Sheets.

  The company's federal income tax returns have been examined and settlements have been reached for all years through 1988. The company believes that adequate provision has been made for possible assessments of additional taxes.

Note 6.  Debt

(Dollars in thousands)                                        1998       1997
-----------------------------------------------------------------------------
Revenue bonds fixed rate 5.9% to 7.5% due 2007
  through 2026                                            $137,283   $137,253
Revenue bonds variable rate due 2007 through 2030           99,852     99,839
Debentures 6.95% due 2015                                   99,818     99,808
Credit sensitive debentures 9.125% due 2009                100,000    100,000
Medium-term notes fixed rate 7.55% to 9.46%
  due 1999 through 2022                                    185,000    185,000
Commercial paper 5.4% to 6.3%                              100,000    100,000
Other notes                                                    181        202
-----------------------------------------------------------------------------
                                                           722,134    722,102
Less current installments on long-term debt                 10,021         22
-----------------------------------------------------------------------------
Long-term debt                                            $712,113   $722,080
=============================================================================

  The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable has occurred.

  The commercial paper is backed by the company's credit agreements, which enable it to classify up to $100.0 million of these short-term borrowings to a long-term basis should the company choose to do so. Because of this capability and the likelihood that $100.0 million of the commercial paper will be outstanding for more than a year, that amount has been classified as long-term debt. The balance of commercial paper outstanding at December 31, 1998, is classified as a portion of current notes payable in the Balance Sheets. At December 31, 1998, the weighted average interest rate payable on all commercial paper was 6.1 percent.

  Certain credit agreements have restrictive covenants. At December 31, 1998, the company was in compliance with such covenants. The company does not currently have any covenants in any of its loan agreements which limit the payment of dividends. No significant assets of the company have been pledged, mortgaged or otherwise subjected to liens.

  Payments due on long-term debt during each of the five years subsequent to December 31, 1998, are as follows:

(Dollars in thousands)
-----------------------------------------------------------------------------
1999                                                                  $10,021
-----------------------------------------------------------------------------
2000                                                                   10,323
-----------------------------------------------------------------------------
2001                                                                      325
-----------------------------------------------------------------------------
2002                                                                   30,606
-----------------------------------------------------------------------------
2003                                                                   15,707
-----------------------------------------------------------------------------

  At December 31, 1998, the company had credit lines totaling $250.0 million for general corporate purposes. Of that amount, $150.0 million was in short-term credit agreements and $100.0 million was in a revolving credit agreement. The short-term credit agreements are effective for approximately one year and are subject to renewal annually. The long-term credit agreement will expire on August 30, 2001. At December 31, 1998, the company had outstanding indebtedness under the short-term credit lines of $30.0 million, which is classified as a portion of current notes payable in the Balance Sheets. At December 31, 1998, the weighted average interest rate payable for these short-term lines was 5.7 percent.

Note 7.  Accounts Payable and Accrued Liabilities

(Dollars in thousands)                                        1998       1997
-----------------------------------------------------------------------------
Trade accounts payable                                    $ 62,268   $ 51,339
Accrued wages, salaries and employee benefits               61,861     55,196
Accrued taxes other than taxes on income                    16,718     17,046
Accrued interest                                             8,182      9,865
Accrued taxes on income                                     14,556     14,351
Book overdrafts                                             30,008     24,583
Other                                                       31,746     29,604
-----------------------------------------------------------------------------
                                                          $225,339   $201,984
=============================================================================

Note 8.  Other Long-Term Obligations

(Dollars in thousands)                                        1998       1997
-----------------------------------------------------------------------------
Postretirement benefits                                   $134,663   $128,147
Pension and related liabilities                             16,976     15,042
Other                                                       11,814     12,147
-----------------------------------------------------------------------------
                                                          $163,453   $155,336
=============================================================================

Note 9.  Put Options

  The company has in place a stock repurchase program through which it is authorized to purchase up to 1 million shares of its common stock over several years. Under the program, the company can purchase shares of common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by management.

  In conjunction with the repurchase program, the company has issued put options which give the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $31.50 to $41.987 per share on specific dates in 1997, 1998 and 1999. Activity during 1998 and 1997 is summarized as follows:

                                                      Put Options Outstanding
                                                      Number of    Potential
(Dollars in thousands)                                Options      Obligation
-----------------------------------------------------------------------------
December 31, 1996                                     200,000         $ 7,758
  Sales                                                39,000           1,638
  Expirations                                        (200,000)         (7,758)
-----------------------------------------------------------------------------
December 31, 1997                                      39,000           1,638
  Sales                                               300,000          10,844
  Repurchases                                        (100,000)         (4,000)
  Expirations                                         (39,000)         (1,638)
-----------------------------------------------------------------------------
December 31, 1998                                     200,000         $ 6,844
=============================================================================

  The company's potential obligations of $6.8 million and $1.6 million at December 31, 1998 and 1997, respectively, are classified as "Put options" in the Balance Sheets and the related offset is recorded in "Common shares in treasury" under Stockholders' equity.

Note 10.  Disclosures about Fair Value of Financial Instruments

  Estimated fair values of the company's financial instruments are as follows:

                                            1998                  1997
-----------------------------------------------------------------------------
                                    Carrying     Fair     Carrying     Fair
(Dollars in thousands)               Amount      Value     Amount      Value
-----------------------------------------------------------------------------
Cash and short-term investments     $ 18,072   $ 18,072   $ 15,542   $ 15,542
Current notes payable                 74,939     74,939     95,550     95,550
Long-term debt                       722,134    779,704    722,102    788,360
Put options                            6,844      6,844      1,638      1,638
=============================================================================

  For short-term investments, current notes payable and put options, the carrying amount approximates fair value. The fair value of the company's long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

Note 11.  Retirement, Savings and Other Postretirement Benefit Plans

  Substantially all employees of the company are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 1998, 1997 and 1996 the company made matching 401(k) contributions on behalf of employees of $8.1 million, $7.9 million and $7.5 million, respectively. The company also provides benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover most salaried and certain hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

  The change in benefit obligation, change in plan assets, funded status and related balance sheet amounts for company-sponsored benefit plans are as follows:

                                                                          Other
                                                  Pension             Postretirement
                                               Benefit Plans           Benefit Plans
(Dollars in thousands)                        1998       1997        1998        1997
-------------------------------------------------------------------------------------
Benefit obligation at beginning of year  $ 435,761  $ 404,165   $ 153,640   $ 142,360
Service cost                                12,340     10,315       2,815       2,394
Interest cost                               30,552     29,316      10,757      10,490
Plan amendments                                872         34           -         102
Actuarial losses                            29,605     19,774       9,906       6,145
Benefits paid                              (27,793)   (27,843)     (8,777)     (7,851)
-------------------------------------------------------------------------------------
Benefit obligation at end of year          481,337    435,761     168,341     153,640
-------------------------------------------------------------------------------------

Fair value of plan assets at
  beginning of year                        601,737    485,349      38,150      34,718
Actual return on plan assets                61,319    138,431       9,768       8,181
Employer contribution                        2,610      5,800           -           -
Benefits paid                              (27,793)   (27,843)     (4,839)     (4,749)
-------------------------------------------------------------------------------------
Fair value of plan assets
  at end of year                           637,873    601,737      43,079      38,150
-------------------------------------------------------------------------------------

Funded status                              156,536    165,976    (125,262)   (115,490)
Unrecognized prior service cost             16,784     17,885      (5,396)     (5,909)
Unrecognized net gain                     (131,730)  (144,321)     (4,005)     (6,748)
Unrecognized net transition asset             (666)    (1,292)          -           -
-------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost           $  40,924  $  38,248   $(134,663)  $(128,147)
=====================================================================================

  The company has one pension plan with accumulated benefit obligations in excess of assets: its unfunded, nonqualified plan. The projected benefit obligation and accumulated benefit obligation for this nonqualified plan were $14.8 million and $12.8 million, respectively, at December 31, 1998, and $12.9 million and $10.9 million, respectively, at December 31, 1997.

  Net periodic benefit costs were:

                                                                     Other Postretirement
                                     Pension Benefit Plans               Benefit Plans
(Dollars in thousands)            1998        1997       1996      1998      1997      1996
-------------------------------------------------------------------------------------------
Service cost                  $ 12,340   $  10,315   $  9,773   $ 2,815   $ 2,394   $ 3,034
Interest cost                   30,552      29,316     28,029    10,757    10,490    10,632
Expected return on
  plan assets                  (44,118)    (39,258)   (36,119)   (3,172)   (2,880)   (2,926)
Amortization of prior
  service cost                   1,973       2,034      1,720      (411)     (420)      245
Recognized actuarial gain         (187)       (524)      (277)        -         -         -
Recognized net initial asset      (626)       (574)    (2,472)        -         -         -
Other                                -           -          -        66         -         -
-------------------------------------------------------------------------------------------
Net periodic benefit cost     $    (66)  $   1,309   $    654   $10,055   $ 9,584   $10,985
===========================================================================================

		The 1996 postretirement benefit cost presented above excluded a $3.0 million actuarial gain.  That amount is included in "Other income, net" in the
Statements of Earnings.

  Weighted average assumptions as of December 31 were:
                                                                Other
                                          Pension           Postretirement
                                       Benefit Plans         Benefit Plans
                                    1998   1997   1996    1998   1997   1996
-----------------------------------------------------------------------------
Discount rate                       6.75%  7.25%  7.50%   6.75%  7.25%  7.50%
Expected return on plan assets      9.50   9.50   9.50    9.00   9.00   9.00
Rate of salaried
  compensation increase             5.00   5.00   5.00       -      -      -

  The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation is 6.58 percent for 1999. The rate is assumed to decrease incrementally to 5.25 percent in 2001 and remain at that level thereafter. This assumption has a significant effect on the amounts reported.
A one percentage point change in the health care cost trend rates would have the following effects:

(Dollars in thousands)                               1% Increase  1% Decrease
-----------------------------------------------------------------------------
Effect on total of service and interest
  cost components                                        $ 2,714     $ (2,262)
Effect on postretirement benefit obligation               26,935      (23,219)

  Hourly employees at two of the company's manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper Industry Union-Management Pension Fund. The company also makes contributions to a trust fund established to provide retiree medical benefits for these employees, which is managed by the United Paperworkers International Union. Company contributions to these plans in 1998, 1997 and 1996 amounted to $4.7 million, $4.8 million and $3.1 million, respectively.

Note 12.  Stock Compensation Plans

  The company currently has three fixed stock option plans under which options are issued and outstanding. Options are granted at market value and prior to 1995 may have included a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 1998. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. The company was originally authorized to issue up to 1.2 million, 1.5 million and 1.7 million shares under its 1983 Stock Option Plan, 1989 Stock Incentive Plan and 1995 Stock Incentive Plan, respectively. At December 31, 1998, remaining shares authorized for future use under the plans totaled .6 million.

  The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized when options are granted under the plans. Had compensation costs for the plans been determined based on the fair value at the grant dates for option awards under those plans as prescribed by Financial Accounting Standards Board Statement No. 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands - except per-share amounts)
For the years ended December 31                      1998      1997      1996
-----------------------------------------------------------------------------
Net earnings                as reported           $37,232   $36,059   $58,089
                            pro forma              35,287    34,387    57,317
Basic earnings per share    as reported             $1.28     $1.25     $2.01
                            pro forma                1.22      1.19      1.98

  The pro forma information presented above includes only the effects of applying the provisions of Financial Accounting Standards Board Statement
No. 123 to options granted in 1995 and later years. Because options generally vest over a two-year period and additional awards are made each year, the pro forma 1996 figures are not representative of the effect the Statement would have had on net earnings and earnings per share had it been applied to years earlier than 1995.

  A summary of the status of the company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during those years is presented below:

                                           1998                        1997                       1996
--------------------------------------------------------------------------------------------------------------------
                                                Weighted Avg.               Weighted Avg.               Weighted Avg.
      Options                        Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
Outstanding at January 1           1,758,725       $42.81      1,705,900       $40.61      1,446,450       $39.11
Granted                              430,300        37.75        337,950        48.25        370,750        44.38
Shares exercised                     (23,825)       34.60       (116,550)       34.95        (31,325)       32.20
SARs exercised                       (27,350)       32.25       (135,600)       34.86        (62,275)       32.52
Canceled or expired                  (41,250)       44.71        (32,975)       45.46        (17,700)       39.56
                                   ---------                   ---------                   ---------
Outstanding at December 31         2,096,600        41.96      1,758,725        42.81      1,705,900        40.61

Options exercisable                1,504,900        42.50      1,239,000        41.10      1,177,850        39.34
Options outstanding which include
  a stock appreciation right         204,375                     240,450                     668,025
Shares reserved for future grants    593,525                     983,050                   1,288,025
Fair value of options granted
  during the year                      $5.86                       $9.72                       $8.65

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 4.61, 3.61 and
3.83 percent; stock volatility of .1945, .1597 and .1602; risk free rate of return of 5.03, 6.00 and 6.13 percent; and expected term of 10 years for all grants.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                Options Outstanding                         Options Exercisable
                   ------------------------------------------------     ----------------------------
                   Number         Weighted Avg.                         Number
Range of           Outstanding    Remaining          Weighted Avg.      Exercisable   Weighted Avg.
Exercise Prices    at 12/31/98    Contractual Life   Exercise Price     at 12/31/98   Exercise Price
$29.50 to $37.75       764,325       7.6 years           $36.62            334,025        $35.17
$41.25 to $48.25     1,332,275       7.1 years            45.03          1,170,875         44.58
                     ---------                                           ---------
$29.50 to $48.25     2,096,600       7.3 years            41.96          1,504,900         42.50

Note 13.  Segment Information

  In the fourth quarter of 1998, the company adopted the Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. The company has divided its operations into three reportable segments: wood products, printing papers and pulp and paper, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. The wood products segment produces oriented strand board, lumber, plywood and particleboard. The printing papers segment produces coated printing papers. The pulp and paper segment produces bleached kraft pulp, paperboard and consumer tissue.

  The reporting segments follow the same accounting policies used for the company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

  Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

<CAPTION
(Dollars in thousands)                         1998         1997         1996
-----------------------------------------------------------------------------
Segment Sales:
  Wood products:
    Oriented strand board                $  171,464   $  106,807   $  150,545
    Lumber                                  225,668      247,232      201,022
    Plywood                                  54,561       64,511       57,468
    Particleboard                            14,494       12,875       12,087
    Logs, chips, etc.                       124,536      119,435      111,118
-----------------------------------------------------------------------------
                                            590,723      550,860      532,240
-----------------------------------------------------------------------------
  Printing papers                           406,277      429,217      441,037
-----------------------------------------------------------------------------
  Pulp and paper:
    Pulp                                     12,467       11,183       12,346
    Paperboard                              390,708      420,054      404,136
    Tissue                                  235,799      218,310      222,169
-----------------------------------------------------------------------------
                                            638,974      649,547      638,651
-----------------------------------------------------------------------------
                                          1,635,974    1,629,624    1,611,928
Elimination of
  intersegment sales                        (70,096)     (60,754)     (57,479)
-----------------------------------------------------------------------------
Total consolidated net sales             $1,565,878   $1,568,870   $1,554,449
=============================================================================

Intersegment Sales or Transfers: 1
  Wood products                          $   69,984   $   60,649   $   57,033
  Printing papers                                 -           35          279
  Pulp and paper                                112           70          167
-----------------------------------------------------------------------------
Total                                    $   70,096   $   60,754   $   57,479
=============================================================================

(Dollars in thousands)                         1998         1997         1996
-----------------------------------------------------------------------------
Operating Income:
  Wood products                          $   73,811   $   47,674   $   68,056
  Printing papers                            14,204       33,358       48,570
  Pulp and paper                             53,394       51,043       40,867
-----------------------------------------------------------------------------
                                            141,409      132,075      157,493
Corporate Items:
  Administration expense                    (37,247)     (31,385)     (30,752)
  Interest expense                          (49,744)     (46,124)     (43,869)
  Other, net                                  3,757           69        3,454
-----------------------------------------------------------------------------
Consolidated earnings
  before taxes on income                 $   58,175   $   54,635   $   86,326
=============================================================================

Depreciation, Amortization and
  Cost of Fee Timber Harvested:
  Wood products                          $   54,245   $   50,586   $   49,072
  Printing papers                            41,618       39,436       35,318
  Pulp and paper                             53,525       58,689       56,092
-----------------------------------------------------------------------------
                                            149,388      148,711      140,482
  Corporate                                     890        1,074        1,039
-----------------------------------------------------------------------------
Total                                    $  150,278   $  149,785   $  141,521
=============================================================================

Assets:
  Wood products                          $  671,381   $  690,468   $  698,151
  Printing papers                           685,743      644,457      592,228
  Pulp and paper                            825,547      842,337      850,612
-----------------------------------------------------------------------------
                                          2,182,671    2,177,262    2,140,991
  Corporate                                 194,635      187,874      124,688
-----------------------------------------------------------------------------
Total consolidated assets                $2,377,306   $2,365,136   $2,265,679
=============================================================================

Capital Expenditures:
  Wood products                          $   28,404   $   31,578   $   43,992
  Printing papers                            87,147       81,913      103,574
  Pulp and paper                             30,674       44,054       92,083
-----------------------------------------------------------------------------
                                            146,225      157,545      239,649
  Corporate                                     802          940          259
-----------------------------------------------------------------------------
Total                                    $  147,027   $  158,485   $  239,908
=============================================================================

1	Intersegment sales for 1998-1996, the majority of which were based on
  prevailing 	market prices, consisted primarily of chips, pulp logs and other fiber sales to the printing papers and pulp and paper segments.  The company's
  timber, timberlands and related logging facilities 	have been assigned to the
  wood products segment.

                                  36

  All of the company's manufacturing facilities and all other assets are located within the continental United States. However, the company sells and ships products to many foreign countries. Geographic information regarding the company's net sales is summarized as follows:

(Dollars in thousands)                         1998         1997        1996
-----------------------------------------------------------------------------
United States                            $1,392,223   $1,382,674   $1,357,801
Japan                                        64,129       69,494       89,355
Australia                                    23,022       30,869       32,585
Canada                                       31,234       35,867       25,599
China                                        25,939       23,061       24,279
Italy                                        18,631       11,933        8,866
Other foreign countries                      10,700       14,972       15,964
-----------------------------------------------------------------------------
Total consolidated net sales             $1,565,878   $1,568,870   $1,554,449
=============================================================================

Note 14.  Other Income, Net

(Dollars in thousands)                                 1998     1997     1996
-----------------------------------------------------------------------------
Cross border lease                                   $5,643   $    -   $    -
Sale of timber and timberlands                        1,839    5,727    1,151
Actuarial gain on postretirement benefits                 -        -    2,969
Other                                                 1,230    2,062    3,388
-----------------------------------------------------------------------------
                                                     $8,712   $7,789   $7,508
=============================================================================

Note 15.  Financial Results by Quarter (Unaudited)

(Dollars in thousands - except per-share amounts)               Three Months Ended
-------------------------------------------------------------------------------------------------------------
                                      March 31           	June 30          	September 30        December 31
                                   1998      1997      1998      1997      1998      1997      1998      1997
-------------------------------------------------------------------------------------------------------------
Net sales                      $402,534  $399,445  $400,482  $394,223  $404,625  $395,447  $358,237  $379,755
-------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization
    and cost of fee timber
    harvested                    36,673    38,134    36,535    36,741    39,203    38,991    37,867    35,919
 	Materials, labor and other
    operating expenses          307,884   317,970   306,986   306,245   301,987   299,184   278,592   296,266
  Selling, general and
    administrative expenses      30,328    25,290    29,747    26,111    31,450    27,229    29,419    27,820
-------------------------------------------------------------------------------------------------------------
                                374,885   381,394   373,268   369,097   372,640   365,404   345,878   360,005
-------------------------------------------------------------------------------------------------------------
Earnings from operations       $ 27,649  $ 18,051  $ 27,214  $ 25,126  $ 31,985  $ 30,043  $ 12,359  $ 19,750
=============================================================================================================
Net earnings                   $ 10,736  $  6,365  $ 10,049  $  9,882  $ 12,547  $ 14,107  $  3,900  $  5,705
=============================================================================================================
Net earnings per common share:
  Basic                            $.37      $.22      $.35      $.34      $.43      $.49      $.13      $.20
  Diluted                           .37       .22       .35       .34       .43       .48       .13       .20
=============================================================================================================

Note 16.  Other Matters

  In February 1998, the company announced that it had agreed to contribute all of its timberlands in Arkansas to a newly formed real estate investment trust
(REIT), which would acquire Anderson-Tully Company using the proceeds of a planned initial public offering. These transactions have not been completed due to poor market conditions. The company's agreement with Anderson-Tully is currently terminable by either party; however, a new agreement in principle has been reached regarding a restructuring of the proposed transaction and the resolution of certain issues with the SEC. Although there can be no assurance whether, or on what terms, a new definitive agreement will be reached, it is anticipated that any new agreement would provide that the company would (i) contribute its Arkansas timberlands in return for an equity interest in a limited partnership controlled by a publicly traded REIT and (ii) enter into a long-term agreement to purchase all of the timber harvested from the company's former Arkansas lands at prices designed to approximate fair market value.

INDEPENDENT AUDITORS' REPORT

The Board of Directors:

  We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 1998 and 1997 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 40. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
Portland, Oregon
January 27, 1999

                                                                   Schedule II
            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Valuation and Qualifying Accounts
           For the Years Ended December 31, 1998, 1997 and 1996
                         (Dollars in thousands)


                                            Amounts
                                            charged
                              Balance at  (credited)
                              beginning    to costs                 Balance at
   Description                of year    and expenses   Deductions  end of year

Reserve deducted from
  related assets:
  Doubtful accounts -
    Accounts receivable
                                                                  1
  Year ended December 31, 1998  $2,022       $(291)         $   -       $1,731
                                ==============================================
                                                                  1
  Year ended December 31, 1997  $2,275       $(102)         $(151)      $2,022
                                ==============================================
                                                                  1
  Year ended December 31, 1996  $2,365       $  12          $(102)      $2,275
                                ==============================================

1 - Accounts written off, net of recoveries.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            Exhibit Index

Exhibit

*(3)(a) Restated Certificate of Incorporation, restated and filed with the state of Delaware on May 1, 1987, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("1997 Form 10-K").

*(3)(c)     By-laws, as amended through January 28, 1999, filed as Exhibit
            (3)(c) to the Current Report on Form 8-K dated January 28, 1999.

 (4) See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

*(4)(a)     Form of Indenture, dated as of November 27, 1990, filed as Exhibit
            (4)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("1995 Form 10-K").

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

*(10)(a)1   Potlatch Corporation Management Performance Award Plan, as amended effective March 1, 1996, filed as Exhibit (10)(a) to the 1995
            Form 10-K.

 (10)(b)1 Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of February 24, 1989.

*(10)(c)2   Letter agreement, dated May 21, 1979, between Potlatch Corporation and George F. Jewett, Jr., regarding consulting services and amendment thereto dated February 19, 1986, filed as Exhibit (10)(c) to the 1995 Form 10-K.

 (10)(d)1 Potlatch Corporation Salaried Employees' Supplemental Benefit Plan (As Amended and Restated Effective January 1, 1989).

(10)(d)(i)1 Amendment, effective as of January 1, 1998, to Plan described in
            Exhibit (10)(d).



*Incorporated by reference.

1  Management compensatory plan or arrangement.
2  Management contract.

*(10)(e)1   Supplemental Retirement Benefit and Life Insurance Agreement, dated
            February 19, 1988, together with Amendment to Agreement thereto, dated as of January 1, 1992, between Potlatch Corporation and Richard B. Madden, filed as Exhibit (10)(e) to the 1997 Form 10-K.

 (10)(f)1   Potlatch Corporation 1983 Stock Option Plan (effective September 24,
            1983), together with amendments thereto, dated December 14, 1984, February 24, 1989 and February 22, 1990.

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

 (10)(g)1 Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 16, 1996, together with Appendix A thereto, which became effective December 31, 1996.

*(10)(i)1    Compensation of Directors, dated May 18, 1995, filed as Exhibit
             (10)(i) to the 1995 Form 10-K.

*(10)(j)2    Form of Indemnification Agreement with each director of Potlatch
             Corporation, as set forth on Schedule A, filed as Exhibit (10)(j) to the 1996 Form 10-K.

*(10)(j)(i)2 Amendment No. 1 to Schedule A to Exhibit (10)(j), filed as Exhibit
             (10)(j)(i) to the 1997 Form 10-K.

*(10)(k)2    Form of Indemnification Agreement with certain officers of Potlatch
             Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 1996 Form 10-K.

*(10)(k)(i)2 Amendment No. 1 to Schedule A to Exhibit (10)(k), filed as Exhibit
             (10)(k)(i) to the 1997 Form 10-K.

 (10)(l)1 Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated February 22, 1990, together with amendments thereto, dated December 31, 1998.

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

 (10)(l)(iii)1 Form of Stock Option Agreement for the Potlatch Corporation 1989
               Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998.

 (10)(m)(i)1 Form of Amendments, dated January 12, 1999, to outstanding employee
             Stock Option Agreements.

 (10)(m)(ii)1 Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements.

 (10)(n)1 Potlatch Corporation 1995 Stock Incentive Plan adopted December 7, 1995, as amended and restated December 3, 1998.

*(10)(n)(i)1 Form of Stock Option Agreement used for employees for the Potlatch
             Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995, filed as Exhibit (10)(n)(i) to the 1995 Form 10-K.

*(10)(n)(ii)1 Form of Addendum used in connection with the Stock Option
              Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the 1996 Form 10-K.

*(10)(n)(iii)1 Form of Stock Option Agreement used for outside directors for the
               Potlatch Corporation 1995 Stock Incentive Plan together with the Form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 1996 Form 10-K.

 (10)(n)(iv)1 Form of employee Stock Option Agreement for the Potlatch
              Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998.


*Incorporated by reference.

1 Management compensatory plan or arrangement.
2 Management contract.

 (10)(n)(v)1 Form of outside director Stock Option Agreement for the Potlatch
             Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998.

 (22)        Potlatch Corporation Subsidiaries.

 (23)        Consent of Independent Auditors.

 (24)        Powers of Attorney

*Incorporated by reference.

1 Management compensatory plan or arrangement.
2 Management contract.