Form 10-Q
period 1999-03-31
POTLATCH CORP
filed 1999-05-05
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended     March 31, 1999      Commission file number 1-5313


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock outstanding as of March 31, 1999:
28,937,632 shares of Common Stock, par value $1 per share.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            Index to Form 10-Q


PART I.  FINANCIAL INFORMATION                              Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the three
    months ended March 31, 1999 and 1998                           2

    Condensed Balance Sheets at March 31, 1999
    and December 31, 1998                                          3

    Condensed Statements of Cash Flows for the three
    months ended March 31, 1999 and 1998                           4

    Notes to Financial Statements                              5 - 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      6 - 10


PART II.	OTHER INFORMATION

  Item 1. Legal Proceedings                                       11

  Item 6. Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                        12


EXHIBIT INDEX                                                     13

                                 PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
----------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31
                                                            1999        1998
----------------------------------------------------------------------------
Net sales                                               $416,418    $402,534
----------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested                          37,427      36,673
  Materials, labor and other
    operating expenses                                   328,831     307,884
  Selling, general and
    administrative expenses                               29,097      30,328
----------------------------------------------------------------------------
                                                         395,355     374,885
----------------------------------------------------------------------------
      Earnings from operations                            21,063      27,649

Interest expense                                         (12,344)    (12,212)

Other income (expense), net                               (7,710)*     1,604
----------------------------------------------------------------------------
      Earnings before taxes on income                      1,009      17,041

Provision for taxes on income (Note 2)                       384       6,305
----------------------------------------------------------------------------
Net earnings                                            $    625    $ 10,736
============================================================================
Net earnings per common share (Note 3):
  Basic                                                    $ .02       $ .37
  Diluted                                                    .02         .37
Dividends per common share (annual rate)                    1.74        1.74
Average shares outstanding (in thousands):
  Basic                                                   28,925      29,002
  Diluted                                                 28,932      29,043
----------------------------------------------------------------------------

*Includes a $7.5 million nonrecurring charge ($4.6 million after-tax) for expenses related to the termination of efforts to form a timber real estate investment trust with Anderson-Tully Company.

The accompanying notes are an integral part of these financial statements.

                                   2

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1999 amounts unaudited (Dollars in thousands -
except per-share amounts)
----------------------------------------------------------------------------
                                                     March 31,  December 31,
                                                          1999          1998
----------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                            $   10,195    $   11,650
    Short-term investments                                 351         6,422
    Receivables, net                                   251,525       162,268
    Inventories (Note 4)                               180,574       200,257
    Prepaid expenses                                    27,816        27,258
----------------------------------------------------------------------------
      Total current assets                             470,461       407,855
  Land, other than timberlands                           9,073         9,073
  Plant and equipment, at cost less
    accumulated depreciation                         1,532,658     1,504,522
  Timber, timberlands and related
    logging facilities                                 339,160       338,617
  Other assets                                          61,556       117,239
----------------------------------------------------------------------------
                                                    $2,412,908    $2,377,306
============================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
  Notes payable                                     $  126,797    $   74,939
  Current installments on long-term debt                10,022        10,021
  Accounts payable and accrued liabilities             229,446       225,339
----------------------------------------------------------------------------
    Total current liabilities                          366,265       310,299
  Long-term debt                                       702,047       712,113
  Other long-term obligations                          164,255       163,453
  Deferred taxes                                       253,883       253,691
  Put options                                            6,844         6,844
  Stockholders' equity                                 919,614       930,906
----------------------------------------------------------------------------
                                                    $2,412,908    $2,377,306
============================================================================

Stockholders' equity per common share                   $31.78        $32.19
Working capital                                       $104,196       $97,556
Current ratio                                            1.3:1         1.3:1
----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
----------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31
                                                            1999        1998
----------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                         $     625    $ 10,736
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                                37,427      36,673
    Deferred taxes                                           192       2,522
    Working capital changes                               (5,400)     36,023
    Other, net                                               (37)       (369)
----------------------------------------------------------------------------
    Net cash provided by operations                       32,807      85,585
----------------------------------------------------------------------------
Cash Flows From Financing
  Change in book overdrafts                              (10,625)     (9,899)
  Increase (decrease) in notes payable                    51,858     (27,250)
  Proceeds from long-term debt                            99,935           -
  Repayment of long-term debt                           (110,000)         (3)
  Issuance of treasury stock                                 443         248
  Dividends                                              (12,580)    (12,614)
----------------------------------------------------------------------------
    Net cash provided by (used for) financing             19,031     (49,518)
----------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                           -      (2,100)
  Additions to investments                                (1,714)     (2,135)
  Reductions in investments                                8,106       2,913
  Additions to plant and properties                      (59,659)    (30,712)
  Other, net                                                 (26)     (3,913)
----------------------------------------------------------------------------
    Net cash used for investing                          (53,293)    (35,947)
----------------------------------------------------------------------------

Increase (decrease) in cash                               (1,455)        120
Balance at beginning of period                            11,650       9,026
----------------------------------------------------------------------------
Balance at end of period                               $  10,195    $  9,146
============================================================================

Net interest payments (net of amounts capitalized) for the three months ended March 31, 1999 and 1998 were $2.9 million and $2.7 million, respectively. Net income tax payments (refunds) for the three months ended March 31, 1999 and 1998 were $(1.4) million and $(2.1) million, respectively.

The accompanying notes are an integral part of these financial statements

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
-----------------------------------------------------------------------------

NOTE 1. GENERAL - The accompanying condensed balance sheets at March 31, 1999, and December 31, 1998, and the statements of earnings and the condensed statements of cash flows for the three months ended March 31, 1999, and 1998, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for the quarter ended March 31, 1999, and 37 percent for the quarter ended March 31, 1998.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

    The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                                      Three Months Ended
                                                           March 31
                                                      1999          1998

Basic average common shares outstanding           28,925,352    29,001,754

Incremental shares due to common stock options         7,114        40,983
                                                  ----------    ----------
Diluted average common shares outstanding         28,932,466    29,042,737
                                                  ==========    ==========

  Stock options to purchase shares of common stock of 1,834,700 and 781,575 at March 31, 1999, and 1998, respectively, were not included in the above computations because the stock options' exercise price was greater than the average market price of common shares.

Note 4.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                      March 31, 1999      December 31, 1998

     Raw materials                       $ 80,838              $ 88,591
     Work in process                        7,483                 9,385
     Finished goods                        92,253               102,281
                                         --------              --------
                                         $180,574              $200,257
                                         ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

    Net cash provided by operations for the first three months of 1999, as presented in the Condensed Statements of Cash Flows on page 4, totaled
$32.8 million, compared with $85.6 million for the same period in 1998. Higher earnings in 1998 and a $36.0 million change in the components of working capital during the first quarter of 1998 were largely responsible for the difference in the quarter-to-quarter comparison.

    The company's ratio of long-term debt to stockholders' equity was .76 to 1 at March 31, 1999, unchanged from December 31, 1998. During the quarter the company issued $100.0 million of long-term debt, the proceeds of which were used to repay a like amount of commercial paper which had been classified as long-term debt. Also during the quarter, $10.0 million of medium-term notes were reclassified from long-term to current due to their maturity within a year. Stockholders' equity decreased largely due to the payment of dividends in excess of earnings.

    Working capital of $104.2 million at March 31, 1999, increased $6.6 million from December 31, 1998. Receivables increased $89.3 million compared to December 31, 1998. The largest portion of this increase resulted from the reclassification from long-term to current of a $50.0 million note receivable from Anderson-Tully Company. This amount was partially offset by declines in short-term investments of $6.1 million and inventories of $19.7 million. In addition, notes payable increased $51.9 million during the quarter.

    Capital expenditures totaled $59.7 million for the first three months of 1999. Of this amount, the company spent $9.4 million in the wood products segment, which included expenditures for the modernization and expansion at the Cook, Minnesota, oriented strand board plant and the continued development of the hybrid poplar tree farm in Boardman, Oregon. The company spent $45.0 million in the printing papers segment. The majority of these expenditures were for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the pulp and paper segment totaled $5.1 million. Numerous small projects are underway which are designed to increase efficiency and productivity.

                         Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 10 of this Form 10-Q.

Segment Information                                    (Dollars in thousands)
----------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31
                                                            1999        1998
----------------------------------------------------------------------------
Segment Sales
  Wood products
    Oriented strand board                               $ 44,494    $ 33,358
    Lumber                                                64,335      58,758
    Plywood                                               16,471      12,794
    Particleboard                                          3,763       3,335
    Logs, chips, etc.                                     30,865      31,405
----------------------------------------------------------------------------
                                                         159,928     139,650
----------------------------------------------------------------------------
  Printing papers                                        108,424     112,263
----------------------------------------------------------------------------
  Pulp and paper
    Pulp                                                   6,056       2,398
    Paperboard                                            95,577     107,205
    Tissue                                                63,853      60,955
----------------------------------------------------------------------------
                                                         165,486     170,558
----------------------------------------------------------------------------
                                                         433,838     422,471
Elimination of intersegment sales                        (17,420)    (19,937)
----------------------------------------------------------------------------
Total consolidated net sales                            $416,418    $402,534
============================================================================

Intersegment sales or transfers
  Wood products                                         $ 17,397    $ 19,879
  Printing papers                                              -           -
  Pulp and paper                                              23          58
----------------------------------------------------------------------------
Total                                                   $ 17,420    $ 19,937
============================================================================

Operating Income
  Wood products                                         $ 22,425    $ 13,535
  Printing papers                                            174       8,654
  Pulp and paper                                           5,094      15,581
----------------------------------------------------------------------------
                                                          27,693      37,770
Corporate                                                (26,684)    (20,729)
----------------------------------------------------------------------------
Consolidated earnings before taxes on income            $  1,009    $ 17,041
============================================================================

      Continued poor market conditions for most of the company's pulp-based products were largely responsible for lower earnings for the first quarter of 1999. The company benefited from improved markets for its panel products, which helped to partially offset the unfavorable results. The first quarter results also include a nonrecurring after-tax charge of $4.6 million for expenses related to the termination of efforts to form a timber real estate investment trust (REIT) with Anderson-Tully Company (ATCO). On March 31, 1999, the company and ATCO announced the mutual termination of their February

1998 agreement to combine the company's Arkansas timberlands and ATCO's timberlands into a timber REIT. Related agreements were also terminated for the company's purchase of certain logging, lumber and veneer operations from ATCO.

    Net earnings for the first quarter of 1999 were $5.2 million, or $.18 per diluted common share, before the nonrecurring charge. Including the charge, first quarter earnings were $.6 million, or $.02 per diluted common share. First quarter 1998 net earnings were $10.7 million, or $.37 per diluted common share. Net sales for the first quarter of 1999 were $416.4 million, slightly higher than the $402.5 million recorded a year ago.

    The wood products segment reported operating income of $22.4 million for the first quarter of 1999, compared to $13.5 million in 1998's first quarter. Net sales realizations for the company's panel products were higher during the quarter compared to the first quarter of 1998. The improvement in panel prices offset lower lumber net sales realizations.

    The printing papers segment reported first quarter 1999 operating income of $.2 million, versus $8.7 million earned in the first quarter of 1998. Markets for coated papers remained weak, resulting in lower net sales realizations for the segment compared to 1998's first quarter.

    The pulp and paper segment reported operating income for the first quarter of 1999 of $5.1 million, down substantially from the $15.6 million earned in 1998's first quarter. Paperboard shipments and net sales realizations were below first quarter 1998 levels, a consequence of the depressed market conditions in the industry. Consumer tissue products helped to partially offset the negative paperboard results with increased shipments and higher net sales realizations compared to last year's first quarter.

YEAR 2000

    The company is continuing its comprehensive review of all its computer programs and systems to identify and resolve potential Year 2000 problems. A Year 2000 steering team has been in place since June 1998 to coordinate the review of programs and systems, evaluate the findings and implement the changes necessary to become Year 2000 compliant. The company has retained outside consultants to assist in this effort and believes it has allocated adequate resources to the issue. It expects to complete the review and any necessary changes on a timely basis.

    The review has been divided into two categories: business systems and manufacturing systems. The business systems have been undergoing modifications to address the Year 2000 issue over the last few years. Routine changes, modifications and new software purchases have all been made with Year 2000 compliance in mind. As a result, the company believes that its business systems have been substantially Year 2000 compliant since December 31, 1998. Extensive testing is planned in 1999 to confirm compliance.

    The company has completed an inventory of its manufacturing systems (including both embedded technology and information technology), which it used to identify systems that are not Year 2000 compliant. Assessment and remediation of critical manufacturing systems are underway. All critical manufacturing systems are currently expected to be substantially Year 2000 compliant by mid-year, with testing to be completed by the end of the third quarter of 1999.

    The costs incurred to date to conduct the manufacturing systems inventory and other Year 2000 conversion work have not been material to the company's results of operations for any reporting period in which expenditures have been made. These costs, including hardware, software, internal personnel and external consultants, are expensed as incurred, except for expenditures relating to system replacements or upgrades occurring in the normal course of business that are capitalized under company guidelines. Prior to 1998, the company did not separately identify internal costs related to Year 2000 conversion work. The total costs incurred in 1998 through the conclusion of the Year 2000 project are expected to be in the range of $4 million to $6 million, exclusive of normal replacements and upgrades.

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

    The company is developing contingency plans for each of its facilities. These plans address both internal and external potential failures, as well as any unresolved issues. The company expects to have the contingency plans written by August 1999 and activated by the end of the third quarter.

             POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Changes in Statements of Earnings
                          (Dollars in thousands)



                                               Three Months Ended March 31
                                                                  	 Increase
                                             	1999       	1998 	   (Decrease)
Net sales                                   $416,418    $402,534        3%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested              37,427      36,673        2%
  Materials, labor and other
    operating expenses                       328,831     307,884        7%
  Selling, general and
    administrative expenses                   29,097      30,328       (4%)
Earnings from operations                      21,063      27,649      (24%)
Interest expense                             (12,344)    (12,212)       1%
Other income (expense), net                   (7,710)      1,604         *
Provision for taxes on income                    384       6,305      (94%)
Net earnings                                     625      10,736      (94%)


* Not a meaningful figure.

                                   10

                                PART II


ITEM 1.  Legal Proceedings

    In December 1995, the company filed a complaint against Beloit Corporation in the District Court of the State of Idaho, Nez Perce County. The complaint alleged that a pulp washer system supplied by Beloit Corporation and installed at the company's pulp mill in Lewiston, Idaho, experienced massive defects and deficiencies and failed to meet contract performance requirements and criteria. In June 1997, a jury awarded damages of $95 million to the company. Beloit appealed the case to the Idaho Supreme Court (the "Court"). On April 2, 1999, the Court vacated the judgement and remanded the case to the trial court for a new trial. In its ruling, the Court did not decide the merits of the company's case. On April 23, 1999, the company filed a Petition for Rehearing with the Court. The company intends to continue to pursue its claims against Beloit.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 13 of this Form 10-Q.

Reports on Form 8-K

    A current report on Form 8-K was filed, dated January 28, 1999.  Under
Item 5, Other Events, it was reported that the company's Board of Directors amended the company's By-Laws to change notification requirements for business to be properly brought before the annual meeting of stockholders.

    A current report on Form 8-K was filed, dated March 31, 1999. It was reported under Item 5, Other Events, that the company and Anderson-Tully Company had mutually terminated the February 1998 agreement to form a timber real estate investment trust.

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



                                        By /S/ T. L. Carter
                                           ------------------------------
                                           T. L. Carter
                                           Controller
                                           (Duly Authorized; Principal
                                           Accounting Officer)


Date: May 5, 1999

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 Exhibit Index



  Exhibit

    (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt

(10)(j)(ii) Amendment No. 2 to Schedule A which sets forth the name of each director of Potlatch Corporation who has signed an Indemnification Agreement, the form of which was filed as Exhibit (10)(j) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.