Form 10-Q
period 1999-06-30
POTLATCH CORP
filed 1999-08-04
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended     June 30, 1999      Commission file number  1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of June 30, 1999:
28,948,882 shares of Common Stock, par value $1 per share.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            Index to Form 10-Q





PART I.  FINANCIAL INFORMATION                             Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the quarter and six
    months ended June 30, 1999 and 1998                           2

    Condensed Balance Sheets at June 30, 1999
    and December 31, 1998                                         3

    Condensed Statements of Cash Flows for the six
    months ended June 30, 1999 and 1998                           4

    Notes to Financial Statements                            5 -  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     6 - 10


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                     11

  Item 4.  Submission of Matters to a Vote
             of Security Holders                                 11

  Item 6.  Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                       12


EXHIBIT INDEX                                                    13

                              PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
----------------------------------------------------------------------------
                                        Quarter Ended       Six Months Ended
                                           June 30               June 30
                                       1999       1998       1999       1998
----------------------------------------------------------------------------
Net sales                          $413,043   $400,482   $829,461   $803,016
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested     35,146     36,535     72,573     73,208
  Materials, labor and other
    operating expenses              317,542    306,986    646,373    614,870
  Selling, general and
    administrative expenses          32,038     29,747     61,135     60,075
----------------------------------------------------------------------------
                                    384,726    373,268    780,081    748,153
----------------------------------------------------------------------------
      Earnings from operations       28,317     27,214     49,380     54,863

Interest expense                    (11,995)   (12,135)   (24,339)   (24,347)

Other income (expense), net          (1,217)       872     (8,927)*    2,476
----------------------------------------------------------------------------
      Earnings before taxes
        on income                    15,105     15,951     16,114     32,992

Provision for taxes on
  income (Note 2)                     5,739      5,902      6,123     12,207
----------------------------------------------------------------------------
Net earnings                       $  9,366   $ 10,049   $  9,991   $ 20,785
============================================================================
Net earnings per
 common share (Note 3):
  Basic                               $ .33      $ .35      $ .35      $ .72
  Diluted                               .33        .35        .35        .72
Dividends per common share
  (annual rate)                        1.74       1.74       1.74       1.74
Average shares outstanding
  (in thousands):
  Basic                              28,945     29,008     28,935     29,005
  Diluted                            28,982     29,054     28,947     29,048
----------------------------------------------------------------------------

*Includes a first quarter nonrecurring charge of $7.5 million ($4.6 million after tax) for expenses related to the termination of efforts to form a timber real estate investment trust with Anderson-Tully Company.

The accompanying notes are an integral part of these financial statements.

                                   2

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1999 amounts unaudited (Dollars in thousands -
except per-share amounts)
-----------------------------------------------------------------------------
                                                    June 30,     December 31,
                                                        1999             1998
-----------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                          $   10,908       $   11,650
    Short-term investments                               352            6,422
    Receivables, net                                 199,538          162,268
    Inventories (Note 4)                             171,955          200,257
    Prepaid expenses                                  24,001           27,258
-----------------------------------------------------------------------------
      Total current assets                           406,754          407,855
  Land, other than timberlands                         9,073            9,073
  Plant and equipment, at cost less
    accumulated depreciation                       1,569,727        1,504,522
  Timber, timberlands and related
    logging facilities                               341,371          338,617
  Other assets                                        65,246          117,239
-----------------------------------------------------------------------------
                                                  $2,392,171       $2,377,306
=============================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                 $   83,283       $   74,939
    Current installments on long-term debt            10,323           10,021
    Accounts payable and accrued liabilities         249,150          225,339
-----------------------------------------------------------------------------
      Total current liabilities                      342,756          310,299
  Long-term debt                                     701,762          712,113
  Other long-term obligations                        165,427          163,453
  Deferred taxes                                     258,589          253,691
  Put options                                          3,369            6,844
  Stockholders' equity                               920,268          930,906
-----------------------------------------------------------------------------
                                                  $2,392,171       $2,377,306
=============================================================================

Stockholders' equity per common share                 $31.79           $32.19
Working capital                                      $63,998          $97,556
Current ratio                                          1.2:1            1.3:1
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
-----------------------------------------------------------------------------
                                                             Six Months Ended
                                                                  June 30
                                                              1999       1998
-----------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                           $   9,991   $ 20,785
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
    fee timber harvested                                    72,573     73,208
    Deferred taxes                                           4,898      4,883
    Working capital changes                                 24,898     40,033
    Other, net                                                (124)      (795)
-----------------------------------------------------------------------------
    Net cash provided by operations                        112,236    138,114
-----------------------------------------------------------------------------
Cash Flows From Financing
  Change in book overdrafts                                 (6,798)    (4,799)
  Increase (decrease) in notes payable                       8,344    (36,240)
  Proceeds from long-term debt                              99,935          -
  Repayment of long-term debt                             (109,984)         7
  Issuance of treasury stock                                   707        324
  Dividends                                                (25,170)   (25,233)
-----------------------------------------------------------------------------
    Net cash used for financing                            (32,966)   (65,941)
-----------------------------------------------------------------------------
Cash Flows From Investing
  Additions to investments                                  (3,535)    (9,288)
  Reductions in investments                                  9,938      6,181
  Receipt of note receivable                                50,000          -
  Additions to plant and properties                       (133,625)   (68,169)
  Other, net                                                (2,790)     2,051
-----------------------------------------------------------------------------
    Net cash used for investing                            (80,012)   (69,225)
-----------------------------------------------------------------------------
Increase (decrease) in cash                                   (742)     2,948
Balance at beginning of period                              11,650      9,026
-----------------------------------------------------------------------------
Balance at end of period                                 $  10,908   $ 11,974
=============================================================================

Net interest payments (net of amounts capitalized) for the six months ended June 30, 1999 and 1998 were $22.8 million and $24.5 million, respectively. Net income tax payments (refunds) for the six months ended June 30, 1999 and 1998 were ($1.0) million and $1.7 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                 4

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
-----------------------------------------------------------------------------

NOTE 1. GENERAL - The accompanying condensed balance sheets at June 30, 1999 and December 31, 1998, the statements of earnings for the quarter and six months ended June 30, 1999 and 1998, and the condensed statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for the quarter and six months ended June 30, 1999. The rate was 37 percent for the quarter and six months ended June 30, 1998.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

    The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                           Quarter Ended   Six Months Ended
                                              June 30            June 30
                                           1999     1998      1999     1998

Basic average common shares
  outstanding (in thousands)             28,945   29,008    28,935   29,005

Incremental shares due to common
  stock options (in thousands)               37       46        12       43
                                         ------   ------    ------   ------
Diluted average common shares
  outstanding (in thousands)             28,982   29,054    28,947   29,048
                                         ======   ======    ======   ======

    Stock options to purchase shares of common stock of 1,217,950 for the quarter and six months ended June 30, 1999, and 601,650 and 960,525 for the quarter and six months ended June 30, 1998, respectively, were not included in the above computations because the options' exercise prices were greater than the average market price of common shares.

Note 4.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                   June 30, 1999        December 31, 1998

    Raw materials                    $ 77,611                 $ 88,591
    Work in process                     7,696                    9,385
    Finished goods                     86,648                  102,281
                                     --------                 --------
                                     $171,955                 $200,257
                                     ========                 ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

    Net cash provided by operations for the first six months of 1999, as presented in the Condensed Statements of Cash Flows on page 4, totaled $112.2 million, compared with $138.1 million for the same period in 1998. The difference is largely due to a $10.8 million decline in earnings and normal changes in working capital components.

    The company's ratio of long-term debt to stockholders' equity was .76 to 1 at June 30, 1999, unchanged from December 31, 1998. During the first quarter of 1999, the company issued $100.0 million of long-term debt, the proceeds of which were used to repay a like amount of commercial paper which had been classified as long-term debt. Also during the first quarter, $10.0 million of medium-term notes were reclassified from long-term to current due to their maturity within a year. Stockholders' equity decreased largely due to the payment of dividends in excess of earnings.

    Working capital of $64.0 million at June 30, 1999, decreased $33.6 million from December 31, 1998. Current liabilities increased $32.5 million, largely due to an increase in accounts payable and accrued liabilities of $23.8 million combined with an increase in notes payable of $8.3 million. Changes in current assets substantially offset each other as receivables increased $37.3 million while inventories decreased $28.3 million and short-term investments decreased $6.1 million.

    Capital expenditures totaled $133.6 million for the six months of 1999. Of this amount, the company spent $19.1 million in the wood products segment, which included expenditures for the modernization and expansion at the Cook, Minnesota, oriented strand board plant and for the continued development of the hybrid poplar tree farm in Boardman, Oregon. The company spent $102.2 million in the printing papers segment. The majority of these expenditures were for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota. Spending in the pulp and paper segment totaled $12.0 million.

                        Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 10 of this Form 10-Q.

Segment Information                                    (Dollars in thousands)
-----------------------------------------------------------------------------
                                         Second Quarter          Six Months
                                        1999       1998       1999       1998
-----------------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board           $ 61,600   $ 40,575   $106,094   $ 73,933
    Lumber                            66,319     59,628    130,654    118,386
    Plywood                           17,211     13,179     33,682     25,973
    Particleboard                      4,237      3,842      8,000      7,177
    Logs, chips, etc.                 23,511     26,508     54,376     57,913
-----------------------------------------------------------------------------
                                     172,878    143,732    332,806    283,382
-----------------------------------------------------------------------------
  Printing papers                    103,883    103,210    212,307    215,473
-----------------------------------------------------------------------------
  Pulp and paper
    Pulp                               6,266      3,349     12,322      5,747
    Paperboard                        86,563    107,673    182,140    214,878
    Tissue                            59,228     57,770    123,081    118,725
-----------------------------------------------------------------------------
                                     152,057    168,792    317,543    339,350
-----------------------------------------------------------------------------
                                     428,818    415,734    862,656    838,205
Elimination of intersegment sales    (15,775)   (15,252)   (33,195)   (35,189)
-----------------------------------------------------------------------------

Total consolidated net sales        $413,043   $400,482   $829,461   $803,016
=============================================================================

Intersegment sales or transfers
  Wood products                     $ 15,763   $ 15,224   $ 33,160   $ 35,103
  Pulp and paper                          12         28         35         86
-----------------------------------------------------------------------------
Total                               $ 15,775   $ 15,252   $ 33,195   $ 35,189
=============================================================================

Operating Income
  Wood products                     $ 42,524   $ 13,988   $ 64,949   $ 27,523
  Printing papers                     (2,427)       819     (2,253)     9,473
  Pulp and paper                      (2,217)    21,219      2,877     36,800
-----------------------------------------------------------------------------
                                      37,880     36,026     65,573     73,796
Corporate                            (22,775)   (20,075)   (49,459)   (40,804)
-----------------------------------------------------------------------------
Consolidated earnings before
  taxes	on income                   $ 15,105   $ 15,951   $ 16,114   $ 32,992
=============================================================================

    Earnings for the second quarter of 1999 were slightly lower than last year's second quarter. Improved results for the company's wood products were offset by unfavorable market conditions during the quarter for the company's pulp-based products. The 1999 results also reflect additional costs, including training, associated with the planned startup of the Cloquet, Minnesota, pulp mill modernization project in the fourth quarter. Net earnings for the second quarter of 1999 were $9.4 million or $.33 per diluted common share. For 1998's second quarter, net earnings were $10.0 million or $.35 per diluted common share. Net sales were $413.0 million, compared with $400.5 million in the second quarter of 1998.

    Net earnings for the first half of 1999 were $14.6 million or $.51 per diluted common share, before a nonrecurring after-tax charge of $4.6 million taken in the first quarter. Including the charge, net earnings for the first half of 1999 were $10.0 million or $.35 per diluted common share. Net earnings for the first half of 1998 were $20.8 million or $.72 per diluted common share. Net sales for the first half of 1999 were $829.5 million, compared with $803.0 million for 1998's first half.

    Operating income for the wood products segment was $42.5 million for the second quarter of 1999, substantially higher than the $14.0 million earned in 1998's second quarter. Higher net sales realizations for the company's wood products, especially oriented strand board, were primarily responsible for the favorable results. Continued strength in new home construction has had a positive effect on this portion of the company's business.

    The printing papers segment recorded a second quarter operating loss of $2.4 million, compared to income of $0.8 million reported a year ago. Markets for printing papers remained soft, resulting in lower net sales realizations compared to the second quarter of 1998.

    The pulp and paper segment reported a second quarter operating loss of $2.2 million, versus income of $21.2 million for 1998's second quarter. Markets for paperboard continue to be very competitive, with net sales realizations substantially below 1998 levels. However, markets appear to have reached bottom during the quarter with some improvement seen towards the end of the period. The volume of paperboard shipped was also lower than in last year's second quarter. Consumer tissue markets continued to be stable, and an increase in product shipments was offset by a decline in net sales realizations.

YEAR 2000

    The company is continuing its comprehensive review of all its computer programs and systems to identify and resolve potential Year 2000 problems. A Year 2000 steering team has been in place since June 1998 to coordinate the review of programs and systems, evaluate the findings and implement the changes necessary to become substantially Year 2000 compliant. The company has been using outside consultants to assist in this effort and believes it has allocated adequate resources to the issue. It expects to complete the review and any necessary changes on a timely basis.

    The review has been divided into two categories: business systems and manufacturing systems. The business systems have been undergoing modifications to address the Year 2000 issue over the last few years. Routine changes, modifications and new software purchases have all been made with Year 2000 compliance in mind. As a result, the company believes that its business systems have been substantially Year 2000 compliant since December 31, 1998. Extensive testing to confirm compliance has largely been completed.

    The company has completed a comprehensive inventory of its manufacturing systems (including both embedded technology and information technology), which it used to identify systems that are not Year 2000 compliant. Assessment of essentially all devices and systems is complete, and remediation is underway. While remediation is not yet complete, the process is on schedule and no obstacles to achieving satisfactory compliance have been identified.

    The costs incurred to date to conduct the manufacturing systems inventory and other Year 2000 conversion work have not been material to the company's results of operations for any reporting period in which expenditures have been made. These costs, including hardware, software, internal personnel and external consultants, are expensed as incurred, except for expenditures relating to system replacements or upgrades occurring in the normal course of business that are capitalized under company guidelines. Prior to 1998, the company did not separately identify internal costs related to Year 2000 conversion work. The total costs incurred from January 1998 through the conclusion of the Year 2000 project are expected to be in the range of $4 million to $6 million, exclusive of normal replacements and upgrades.

    The company has made inquiries of its major customers and significant suppliers, including its energy and other utility service providers and transportation vendors, to evaluate their Year 2000 readiness. While the company has no control over the readiness of its suppliers, failure by them or the company to be substantially Year 2000 compliant could have a material adverse effect on the company's operations and financial results. Although management believes it is unlikely to occur, a plausible worst case scenario would involve the failure of a critical system of the company or of a supplier, causing a temporary halt or slowdown at one or more of the company's manufacturing operations.

    The company is developing contingency plans for each of its facilities. These plans address both internal and external potential failures, as well as any unresolved issues. The company expects to have the contingency plans written by mid August 1999 and activated by early in the fourth quarter.

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

                    POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             Changes in Statements of Earnings
                                   (Dollars in thousands)



                                       Quarter Ended June 30           Six Months Ended June 30
                                                       Increase                         Increase
                                      1999      1998  (Decrease)      1999       1998  (Decrease)

Net sales                         $413,043  $400,482      3%      $829,461   $803,016      3%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    35,146    36,535     (4%)       72,573     73,208     (1%)
  Materials, labor and other
    operating expenses             317,542   306,986      3%       646,373    614,870      5%
  Selling, general and
    administrative expenses         32,038    29,747      8%        61,135     60,075      2%
Earnings from operations            28,317    27,214      4%        49,380     54,863    (10%)
Interest expense                   (11,995)  (12,135)    (1%)      (24,339)   (24,347)     -%
Other income (expense), net         (1,217)      872      *         (8,927)     2,476      *
Provision for taxes on income        5,739     5,902     (3%)        6,123     12,207    (50%)
Net earnings                         9,366    10,049     (7%)        9,991     20,785    (52%)


*Not a meaningful figure.

                                 10

                              PART II

ITEM 1.  Legal Proceedings

    In December 1995, the company filed a complaint against Beloit Corporation in the District Court of the State of Idaho, Nez Perce County. The complaint alleged that a pulp washer system supplied by Beloit Corporation and installed at the company's pulp mill in Lewiston, Idaho, experienced massive defects and deficiencies and failed to meet contract performance requirements and criteria. In June 1997, a jury awarded damages of $95 million to the company. Beloit appealed the case to the Idaho Supreme Court (the "Court"). On April 2, 1999, the Court vacated the judgment and remanded the case to the trial court for a new trial. In its ruling, the Court did not decide the merits of the company's case. On April 23, 1999, the company filed a Petition for Rehearing with the Court, which was denied on June 18, 1999. On June 7, 1999, Beloit Corporation and its parent, Harnischfeger Industries, Inc., filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, further action on the company's claim against Beloit has been stayed until such time as the bankruptcy court lifts the stay and permits the company to proceed. Subject to the requirements of the Bankruptcy Code, the company intends to continue to pursue its claims against Beloit.

ITEM 4.	Submission of Matters to a Vote of Security Holders

    At the annual meeting of stockholders of the company held on May 20, 1999, the company's stockholders voted in favor of the election of four directors to the company's Board of Directors. There were 62,495,735 votes represented which equaled 88.7% of the total outstanding votes of 70,417,888. The number of votes for or withheld as to each matter approved at the annual meeting of stockholders were as follows:

Proposal No. 1               For           Withheld
  Election of 4 Directors

Kenneth T. Derr           61,811,217        684,518
Toni Rembe                61,822,545        673,190
Charles R. Weaver         61,777,941        717,794
William T. Weyerhaeuser   61,861,572        634,163

Proposal No. 2                   For        Against    Abstain
  Ratification of Selection
  of Independent Auditors     61,842,829    284,177    368,729

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

    The exhibit index is located on page 13 of this Form 10-Q.

Reports on Form 8-K

    A current report on Form 8-K was filed, dated April 9, 1999. Under Item 5, Other Events, it was reported that the Idaho Supreme Court had vacated the trial court judgment awarded to the company in its lawsuit against Beloit Corporation.

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


Date:  August 4, 1999

             POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                Exhibit Index



 Exhibit




  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt

(10)(b)(i)1 Amendment, dated May 20, 1999, to the Potlatch Corporation Severance Program for Executive Employees.

(10)(n)(vi)1 Amendment, dated May 20, 1999, to the Potlatch Corporation 1995 Stock Incentive Plan.


1 Management compensatory plan or arrangement.