Form 10-Q
period 1999-09-30
POTLATCH CORP
filed 1999-10-29
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For Quarter Ended     September 30, 1999      Commission file number 1-5313


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of September 30, 1999:
28,952,232 shares of Common Stock, par value $1 per share.

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Index to Form 10-Q



PART I.  FINANCIAL INFORMATION                                 Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the quarter and nine
    months ended September 30, 1999 and 1998                          2

    Condensed Balance Sheets at September 30, 1999
    and December 31, 1998                                             3

    Condensed Statements of Cash Flows for the nine
    months ended September 30, 1999 and 1998                          4

    Notes to Financial Statements                                5 -  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         6 - 11


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                           13


EXHIBIT INDEX                                                        14

                                PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
-----------------------------------------------------------------------------
                                       Quarter Ended        Nine Months Ended
                                       September 30            September 30
                                      1999      1998         1999        1998
-----------------------------------------------------------------------------
Net sales                         $446,591  $404,625   $1,276,052  $1,207,641
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    38,270    39,203      110,843     112,411
  Materials, labor and other
    operating expenses             329,972   301,987      976,345     916,857
  Selling, general and
    administrative expenses         31,239    31,450       92,374      91,525
-----------------------------------------------------------------------------
                                   399,481   372,640    1,179,562   1,120,793
-----------------------------------------------------------------------------
      Earnings from operations      47,110    31,985       96,490      86,848

Interest expense                   (10,507)  (12,801)     (34,846)    (37,148)

Other income (expense), net           (169)      732       (9,096)*     3,208
-----------------------------------------------------------------------------
      Earnings before taxes
        on income                   36,434    19,916       52,548      52,908

Provision for taxes on
  income (Note 2)                   13,845     7,369       19,968      19,576
-----------------------------------------------------------------------------
Net earnings                      $ 22,589  $ 12,547   $   32,580  $   33,332
=============================================================================
Net earnings per
  common share (Note 3):
   Basic                             $ .78     $ .43        $1.13       $1.15
   Diluted                             .77       .43         1.12        1.15
Dividends per common share
  (annual rate)                       1.74      1.74         1.74        1.74
Average shares outstanding
  (in thousands):
   Basic                            28,950    29,009       28,940      29,006
   Diluted                          28,991    29,026       28,966      29,032
-----------------------------------------------------------------------------

*Includes a first quarter nonrecurring charge of $7.5 million ($4.6 million after tax) for expenses related to the termination of efforts to form a timber real estate investment trust with Anderson-Tully Company.

The accompanying notes are an integral part of these financial statements.

                                  2

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
1999 amounts unaudited (Dollars in thousands -
except per-share amounts)
----------------------------------------------------------------------------
                                                 September 30,  December 31,
                                                          1999          1998
----------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                            $   11,190    $   11,650
    Short-term investments                                 352         6,422
    Receivables, net                                   190,838       162,268
    Inventories (Note 4)                               170,291       200,257
    Prepaid expenses                                    19,785        27,258
----------------------------------------------------------------------------
      Total current assets                             392,456       407,855
  Land, other than timberlands                           9,073         9,073
  Plant and equipment, at cost less
    accumulated depreciation                         1,605,530     1,504,522
  Timber, timberlands and related
    logging facilities                                 337,917       338,617
  Other assets                                          66,587       117,239
----------------------------------------------------------------------------
                                                    $2,411,563    $2,377,306
============================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                   $   69,777    $   74,939
    Current installments on long-term debt              10,323        10,021
    Accounts payable and accrued liabilities           257,592       225,339
----------------------------------------------------------------------------
      Total current liabilities                        337,692       310,299
  Long-term debt                                       701,779       712,113
  Other long-term obligations                          168,018       163,453
  Deferred taxes                                       269,665       253,691
  Put options                                            9,417         6,844
  Stockholders' equity                                 924,992       930,906
----------------------------------------------------------------------------
                                                    $2,411,563    $2,377,306
============================================================================

Stockholders' equity per common share                   $31.95        $32.19
Working capital                                        $54,764       $97,556
Current ratio                                            1.2:1         1.3:1
----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
----------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30
                                                          1999          1998
----------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                       $  32,580     $  33,332
  Adjustments to reconcile net earnings
    to cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                             110,843       112,411
    Deferred taxes                                      15,974         7,831
    Working capital changes                             42,801        49,177
    Other, net                                            (244)       (1,315)
----------------------------------------------------------------------------
    Net cash provided by operations                    201,954       201,436
----------------------------------------------------------------------------
Cash Flows From Financing
  Change in bank overdrafts                             (1,679)       (8,968)
  Decrease in notes payable                             (5,162)      (51,851)
  Proceeds from long-term debt                          99,935             -
  Repayment of long-term debt                         (109,967)           19
  Issuance of treasury stock                               785           323
  Dividends                                            (37,763)      (37,852)
----------------------------------------------------------------------------
    Net cash used for financing                        (53,851)      (98,329)
----------------------------------------------------------------------------
Cash Flows From Investing
  Additions to investments                             (50,827)      (11,261)
  Reductions in investments                             56,835         9,452
  Receipt of payment on note receivable                 50,000             -
  Additions to plant and properties                   (205,116)      (99,579)
  Other, net                                               545         2,440
----------------------------------------------------------------------------
    Net cash used for investing                       (148,563)      (98,948)
----------------------------------------------------------------------------
Increase (decrease) in cash                               (460)        4,159
Balance at beginning of period                          11,650         9,026
----------------------------------------------------------------------------
Balance at end of period                             $  11,190     $  13,185
============================================================================

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 1999 and 1998 were $25.6 million and $27.8 million, respectively. Net income tax payments (refunds) for the nine months ended September 30, 1999 and 1998 were $(.7) million and $2.4 million, respectively.

The accompanying notes are an integral part of these financial statements.

                                  4

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
-----------------------------------------------------------------------------
NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 1999 and December 31, 1998, and the statements of earnings for the quarter and nine months ended September 30, 1999 and 1998, and the condensed statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 38 percent for the quarter and nine months ended September 30, 1999. The rate was 37 percent for the quarter and nine months ended September 30, 1998.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

    The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                          Quarter Ended   Nine Months Ended
                                          September 30       September 30
(In thousands)                            1999     1998      1999     1998

Basic average common shares
  outstanding                            28,950   29,009    28,940   29,006

Incremental shares due to:
  Common stock options                       41        7        22       26
  Put options                                 -       10         4        -
                                         ------   ------    ------   ------
Diluted average common shares
  outstanding                            28,991   29,026    28,966   29,032
                                         ======   ======    ======   ======

    Stock options to purchase 1,236,475 shares of common stock for the quarter and nine months ended September 30, 1999, and 1,236,975 and 943,250 for the quarter and nine months ended September 30, 1998, respectively, were not included in the above computations because the exercise prices of the stock options were greater than the average market price of common shares.

Note 4.  INVENTORIES - Inventories at the balance sheet dates consist of:

                             September 30, 1999   December 31, 1998

      Raw materials                $ 84,917           $ 88,591
      Work in process                 7,144              9,385
      Finished goods                 78,230            102,281
                                   --------           --------
                                   $170,291           $200,257
                                   ========           ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

    Net cash provided by operations for the first nine months of 1999, as presented in the Condensed Statements of Cash Flows on page 4, totaled $201.9 million, compared with $201.4 million for the same period in 1998.

    The company's ratio of long-term debt to stockholders' equity was .76 to 1 at September 30, 1999, unchanged from December 31, 1998. During the first quarter of 1999, the company issued $100.0 million of long-term debt, the proceeds of which were used to repay a like amount of commercial paper which had been classified as long-term debt. Also during the first quarter, $10.0 million of medium-term notes were reclassified from long-term to current due to their maturity within a year. Stockholders' equity decreased $5.9 million during the first nine months of 1999 largely due to the payment of dividends in excess of earnings.

    Working capital of $54.8 million at September 30, 1999, decreased $42.8 million from December 31, 1998. The reduction was the result of a decrease in current assets of $15.4 million and an increase in current liabilities of $27.4 million. The change in current assets was a combination of decreases in short-term investments of $6.1 million, inventories of $30.0 million and prepaid expenses of $7.5 million, partially offset by an increase of $28.6 million in receivables. Current liabilities increased largely due to a $32.3 million increase in accounts payable and accrued liabilities, which was partially offset by a $5.2 million decrease in notes payable. Accounts payable and accrued liabilities are normally higher at the end of the third quarter of any given year due to the timing of payments on accruals for items such as interest and taxes.

    Capital expenditures totaled $205.1 million for the first nine months of 1999. Of this amount, the company spent $17.0 million in the wood products segment, which included expenditures for the modernization and expansion of the Cook, Minnesota, oriented strand board plant. Spending in the resource segment totaled $15.0 million, of which a significant portion was utilized for the continued development of the hybrid poplar tree farm in Boardman, Oregon. The company spent $154.8 million in the printing papers segment. The majority of these expenditures were for the continued modernization and expansion of the company's pulp mill in Cloquet, Minnesota, which will ultimately increase annual pulp-making capacity by approximately 250,000 tons. Spending in the pulp and paper segment totaled $17.8 million, largely on various small projects designed to improve product quality and manufacturing efficiency.

    With the completion of the modernization and expansion of the pulp mill in Cloquet (startup of the last phase is scheduled to occur late in the fourth quarter of 1999) and the oriented strand board plant in Cook (scheduled for startup in December, 2000), the company's 15-year program to update its facilities will have been substantially completed. As a result, the company believes capital expenditure requirements to maintain and update its facilities will be significantly less than in the last 15 years. The projected reduction in required capital expenditures plus the added revenues from the modernized and expanded pulp mill in Cloquet should provide a significant amount of additional cash starting in 2000. The company expects to utilize any such cash for high return projects at its existing facilities, reduction of debt and for other projects which may include new facilities and repurchase of the company's stock.

Results of Operations

    A summary of period-to-period changes in items included in the statements of earnings is presented on page 11 of this Form 10-Q.

    During the quarter, the company made certain changes in its management structure designed to separate the operations of the company's timberlands from its wood products manufacturing facilities. The results for the newly created Resource Management Group are reported as a separate segment beginning this quarter. Prior period segment information has been restated to reflect this change.

Segment Information                                     (Dollars in thousands)
------------------------------------------------------------------------------
                                         Third Quarter           Nine Months
                                        1999      1998        1999        1998
------------------------------------------------------------------------------
Net Sales
  Wood products
    Oriented strand board           $ 68,202  $ 55,955  $  174,425  $  129,888
    Lumber                            69,309    57,569     199,968     175,955
    Plywood                           18,524    13,462      52,207      39,435
    Particleboard                      4,510     3,664      12,510      10,841
    Other                              5,882     8,472      20,856      28,657
------------------------------------------------------------------------------
                                     166,427   139,122     459,966     384,776
------------------------------------------------------------------------------
  Resource                            88,762    83,048     247,204     243,077
------------------------------------------------------------------------------
  Printing papers                    111,869    97,985     324,176     313,458
------------------------------------------------------------------------------
  Pulp and paper
    Pulp                               6,941     2,749      19,263       8,496
    Paperboard                        93,953    98,326     276,093     313,204
    Tissue                            57,899    58,703     180,980     177,428
------------------------------------------------------------------------------
                                     158,793   159,778     476,336     499,128
------------------------------------------------------------------------------
                                     525,851   479,933   1,507,682   1,440,439
Elimination of intersegment sales    (79,260)  (75,308)   (231,630)   (232,798)
------------------------------------------------------------------------------
Total consolidated net sales        $446,591  $404,625  $1,276,052  $1,207,641
==============================================================================

Intersegment sales or transfers
  Wood products                     $  3,958  $  5,786  $   12,589  $   20,901
  Resource                            75,294    69,513     218,998     211,802
  Pulp and paper                           8         9          43          95
------------------------------------------------------------------------------
Total                               $ 79,260  $ 75,308  $  231,630  $  232,798
==============================================================================

                                  7

Segment Information (continued)                          (Dollars in thousands)
------------------------------------------------------------------------------
                                         Third Quarter           Nine Months
                                        1999      1998        1999        1998
------------------------------------------------------------------------------
Operating Income
  Wood products                     $ 35,403  $ 15,187  $   71,289  $    5,272
  Resource                            19,058    17,533      48,121      54,971
  Printing papers                     (5,125)   (1,702)     (7,378)      7,771
  Pulp and paper                       7,058    11,483       9,935      48,283
------------------------------------------------------------------------------
                                      56,394    42,501     121,967     116,297
Corporate                            (19,960)  (22,585)    (69,419)    (63,389)
------------------------------------------------------------------------------
Consolidated earnings before
  taxes on income                   $ 36,434  $ 19,916  $   52,548  $   52,908
==============================================================================

    The company reported significantly higher earnings for the third quarter of 1999, compared to 1998's third quarter. The favorable comparison was largely due to the positive market conditions for the company's wood products during the quarter. Net earnings for the third quarter of 1999 were $22.6 million or $.77 per diluted common share. For 1998's third quarter, net earnings were $12.5 million or $.43 per diluted common share. Net sales were $446.6 million, compared with $404.6 million in the third quarter of 1998.

    Net earnings for the first nine months of 1999 were $37.2 million or $1.28 per diluted common share, before a nonrecurring after tax charge of $4.6 million taken in the first quarter. Including the charge, net earnings for the first nine months of 1999 were $32.6 million or $1.12 per diluted common share. Net earnings for the first nine months of 1998 were $33.3 million or $1.15 per diluted common share. Net sales for the first nine months of 1999 were $1.28 billion, versus $1.21 billion in 1998.

    Operating income for the Wood Products segment was $35.4 million for the third quarter of 1999, substantially higher than the $15.2 million earned in 1998's third quarter. Higher net sales realizations for all of the company's wood products were primarily responsible for the favorable results. Prices for oriented strand board, plywood and particleboard reached record highs during the quarter, before declining by the end of the period. Prior year results for the segment have been restated to remove the operations of the new Resource Management Group.

    The Resource segment had operating income of $19.1 million for 1999's third quarter, compared to $17.5 million in the previous year's third quarter. The segment derives its income mainly from the sale of logs at market prices to company manufacturing facilities and to third parties. The increase in income for the quarter compared to 1998 was principally due to higher market prices for logs.

    The Printing Papers segment recorded a third quarter operating loss of $5.1 million, compared to a loss of $1.7 million reported a year ago. Higher operating costs, largely associated with the phased startup of the pulp mill in Cloquet, Minnesota, adversely affected earnings for the segment. The last phase of the pulp mill startup will occur late in the fourth quarter, which will lead to substantial increases in pulp production. Net sales realizations declined compared to the third quarter of 1998, as markets for printing papers remain soft.

    The Pulp and Paper segment reported third quarter operating income of $7.1 million, versus $11.5 million for 1998's third quarter. A decline in net sales realizations for paperboard and tissue products was the primary reason for the unfavorable comparison with last year's quarter. However, the segment's third quarter results represented a substantial improvement from this year's second quarter, caused by improved markets and realizations for pulp and paperboard.

Year 2000

    The company has nearly completed its comprehensive project to identify and resolve potential Year 2000 problems. A Year 2000 steering team has been in place since June 1998 to coordinate the review of programs and systems, evaluate the findings and implement the changes necessary to become Year 2000 compliant. The company has been using outside consultants to assist in this effort and believes it has allocated adequate resources to the issue. It expects to complete the review and any necessary changes on a timely basis.

    The review has been divided into two categories: business systems and manufacturing systems. The business systems have been undergoing modifications to address the Year 2000 issue over the last few years.
Routine changes, modifications and new software purchases have all been made with Year 2000 compliance in mind. As a result, the company believes that its business systems have been substantially Year 2000 compliant since December 31, 1998. Testing to confirm that all critical business systems are compliant has been completed.

    The company has completed a comprehensive inventory of its manufacturing systems (including both embedded technology and information technology), which it used to identify systems that were not Year 2000 compliant. Assessment of all devices and systems is complete. Testing and remediation are nearly complete, and no obstacles to achieving satisfactory compliance have been identified.

    The costs incurred to date to conduct the manufacturing systems inventory and other Year 2000 conversion work have not been material to the company's results of operations for any reporting period in which expenditures have been made. These costs, including hardware, software, internal personnel and external consultants, are expensed as incurred, except for expenditures relating to system replacements or upgrades occurring in the normal course of business that are capitalized under company guidelines. Prior to 1998, the company did not separately identify internal costs related to Year 2000 conversion work. The total costs incurred from January 1998 through the conclusion of the Year 2000 project are expected to be in the range of $4 million to $5 million, exclusive of normal replacements and upgrades.

    The company has made inquiries of its major customers and significant suppliers, including its energy and other utility service providers and transportation vendors, to evaluate their Year 2000 readiness. The survey is nearing completion and to date no problems have been identified. While the company has no control over the readiness of its suppliers, failure by them or the company to be substantially Year 2000 compliant could have a material adverse effect on the company's operations and financial results. Although management believes it is unlikely to occur, a plausible worst case scenario would involve the failure of a critical system of the company or a supplier, causing a temporary halt or slowdown at one or more of the company's manufacturing operations.

    The company has developed contingency plans for each of its facilities. These plans address both internal and external potential failures, as well as any unresolved issues. Activation of the contingency plans began in October.

Other

    This report contains, in addition to historical information, certain forward-looking statements, including without limitation, statements regarding future revenues, capital requirements and Year 2000 issues. These forward-looking statements are based on management's best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The company's actual results of operations could differ materially from those expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; impact of Year 2000 issues; and changes in raw material, energy and other costs.

                POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Changes in Statements of Earnings
                             (Dollars in thousands)

                                    Quarter Ended September 30    Nine Months Ended September 30
                                                      Increase                          Increase
                                    1999      1998   (Decrease)     1999        1998   (Decrease)

Net sales                         $446,591  $404,625     10%    $1,276,052 	$1,207,641	     6%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    38,270    39,203     (2%)      110,843     112,411     (1%)
  Materials, labor and other
    operating expenses             329,972   301,987      9%       976,345     916,857      6%
  Selling, general and
    administrative expenses         31,239    31,450     (1%)       92,374      91,525      1%
Earnings from operations            47,110    31,985     47%        96,490      86,848     11%
Interest expense                   (10,507)  (12,801)   (18%)      (34,846)    (37,148)    (6%)
Other income (expense), net           (169)      732      *         (9,096)      3,208      *
Provision for taxes on income       13,845     7,369     88%        19,968      19,576      2%
Net earnings                        22,589    12,547     80%        32,580      33,332     (2%)

* Not a meaningful figure.

                                  11

                               PART II


ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

  The exhibit index is located on page 14 of this Form 10-Q.

Reports on Form 8-K

  No reports on Form 8-K were filed for the three months ended
September 30, 1999.

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


Date:  October 29, 1999

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Exhibit Index



Exhibit



                                PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt

  (10)(k)(ii)1 Amendment No. 2 to Schedule A to form of Indemnification Agreement with certain officers of Potlatch Corporation.

  (10)(n)(vii)1  Amendment, dated September 17, 1999, to the Potlatch
                 Corporation 1989 Stock Incentive Plan and the Potlatch Corporation 1995 Stock Incentive Plan.

  1 Management compensatory plan or arrangement.