Form 10-K
period 1999-12-31
POTLATCH CORP
filed 2000-03-30
CIK 79716

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                             Potlatch Corporation
For the Fiscal Year Ended                                       Commission File
December 31, 1999                                                 Number 1-5313

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

Common Stock,                                           New York Stock Exchange
 ($1 par value)                                         Pacific Exchange
                                                        Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2000, was approximately $1.07 billion.

The number of shares of common stock outstanding as of January 31, 2000:
28,909,232 shares of Common Stock, par value of $1 per share.

                      Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2000 annual meeting of stockholders are incorporated by reference in Part III hereof.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            INDEX TO 1999 FORM 10-K

                                                                         Page
                                                                        Number
                                                                        ------

                                     PART I

 ITEM 1.  Business....................................................    2-4

 ITEM 2.  Properties..................................................      5

 ITEM 3.  Legal Proceedings...........................................    5-6

 ITEM 4.  Submission of Matters to a Vote of Security Holders.........      6

 Executive Officers of the Registrant..................................   6-7

                                     PART II

 ITEM 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      8

 ITEM 6.  Selected Financial Data.....................................      8

 ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      8

 ITEM 8.  Financial Statements and Supplementary Data.................      8

 ITEM 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      8

                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant..........      9

 ITEM 11. Executive Compensation......................................      9

 ITEM 12. Security Ownership of Certain Beneficial Owners and
          Management..................................................      9

 ITEM 13. Certain Relationships and Related Transactions..............      9

                                     PART IV

 ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     10

 SIGNATURES............................................................ 11-12

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................    13

 EXHIBIT INDEX......................................................... 37-38

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

  Information relating to the amounts of revenue, operating profit and identifiable assets attributable to each of the company's industry segments for 1997-1999 is included in Note 13 to the financial statements on pages 33-35 of this report.

  This report contains, in addition to historical information, certain forward-looking statements, including without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures, timber supply and Year 2000 issues. These forward-looking statements are based on management's best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The company's actual results of operations could differ materially from those expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; unanticipated manufacturing disruptions; impact of Year 2000 issues; and changes in raw material, energy and other costs.

Resource

  The principal source of raw material used in the company's operations is wood fiber obtained from its own timberlands and purchased on the open market. The company owns in fee approximately 1.5 million acres of timberland: 500,000 acres in Arkansas, 671,000 acres in Idaho and 338,000 acres in Minnesota. The company also owns and is developing 22,000 acres in Oregon as a hybrid poplar plantation.

  In July 1999, the company separated the operations of its timberlands from its wood products manufacturing facilities, creating the Resource Management Group. The primary functions of the group are managing company-owned timberlands and supplying the fiber requirements of the company's manufacturing facilities.

  The group generates a majority of its revenues through sales of sawlogs and pulpwood at market prices to the company's manufacturing facilities. A portion of annual revenues is also derived from log sales to third parties, sales of nonstrategic land parcels and receipts from hunting leases. The majority of revenue is derived from trees grown on the company's timberlands.

  The amount of timber harvested in any year from company-owned lands varies according to the requirements of sound forest management and the supply of timber available for purchase on the open market. The company intends to manage long-term harvest levels on its timberlands in a manner that ensures sustainable yields, thus providing for a continuous supply of wood fiber in the future. By continually improving forestry and silviculture techniques and other forest management practices, the company has been able to increase the volume of wood fiber produced per acre from its timberlands. In most cases, the cost of timber from company land is substantially below the cost of timber obtained on the open market.

  The company's fee lands provided approximately 64 percent of its sawlogs and plywood logs in 1999 and an average of 70 percent over the past five years. Including the raw materials used for pulp, oriented strand board and particleboard, these percentages were 35 percent for 1999 and an average of 43 percent for the past five years. Additional logs are obtained primarily from private landowners and from state and local governments.

  At the present time, timber from the company's lands, together with outside purchases, is adequate to support manufacturing operations. For more than a decade, the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has had an adverse effect on wood fiber costs. The long-term effect of this trend on company earnings cannot be predicted. The company has been developing additional fiber supplies.

  The company assumes substantially all risk of loss from fire and other hazards on the standing timber it owns, as do most owners of timber tracts in the United States.

Wood Products

  The company manufactures and markets oriented strand board ("OSB"), lumber, plywood and particleboard. These products are sold through the company's sales offices primarily to wholesalers for nationwide distribution.

  To produce these solid wood products, the company owns and operates several manufacturing facilities in Arkansas, Idaho and Minnesota. A description of these facilities is included under Item 2 of this report.

  The forest products industry is highly competitive, and the company competes with substantially larger forest products companies and companies that manufacture substitutes for wood and wood fiber products. The company believes it is one of the larger manufacturers of OSB. However, its sales of OSB are less than ten percent of the total market for this product. The company's share of the market for lumber, plywood and particleboard is not significant to the total U.S. market for these products. The company's principal methods of competing are product quality, service and price.

Printing Papers

  The company produces coated printing papers at two facilities in Minnesota. A description of these facilities is included under Item 2 of this report.

  Pulp for these paper mills has been supplied primarily by the company's bleached kraft pulp mill in Minnesota and secondarily by purchases of market pulp, including recycled pulp. In late 1999, the company completed a major modernization and expansion of the pulp mill in Cloquet, Minnesota, which will enable it to supply all of the pulp needs of the two coated paper mills, except for recycled pulp. The anticipated increase in production will also allow for the sale of market pulp.

  Printing papers are used primarily for annual reports, showroom catalogs, art reproductions and high-quality advertising and are sold principally to paper merchants for distribution. Various company sales offices located throughout the United States are utilized to service customers. Although the company is not one of the larger manufacturers of printing papers, it is one of the nation's leading producers of premium coated papers. The company's principal methods of competing are product quality, service and price.

Pulp and Paper

  The company produces and markets bleached paperboard, tissue products and bleached pulp. A description of the facilities used to produce these products is included under Item 2 of this report.

  The company is a major producer of bleached paperboard in the United States. Bleached paperboard manufactured by the company is used primarily for the packaging of liquids and other food products, pharmaceuticals, toiletries and other consumable goods as well as paper cups and paper plates. The company is also a leading North American producer of private label household tissue products, although the company's share of the total household tissue market is less than ten percent. The company's household tissue products (facial and bathroom tissues, towels and napkins) are packaged to order for grocery and drug chains and cooperative buying organizations. These products are sold to consumers under customer brand names and compete with nationally advertised and other private label brands. The company does not consider itself among the larger national manufacturers of market pulp.

  The company utilizes various methods of sale and distribution for its pulp and paper products. In general, it maintains domestic sales offices through which it sells paperboard to packaging converters. The majority of international paperboard sales are made through sales representative offices in Japan and Australia. The balance of such sales are made through brokers and agents. Tissue products are sold to major retail outlets through brokers. The majority of pulp sales also are generally made through brokers. The company's principal methods of competing are product quality, service and price.

Environment

  Information regarding environmental matters is included under Item 3--Legal Proceedings on pages 5-6 and under Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16 of this report.

Employees

  As of December 31, 1999, the company had approximately 7,000 employees. Labor contracts expiring in 2000 are as follows:

                                                                Approximate
    Contract                                                     Number of
   Expiration                                                     Hourly
      Date           Location                  Union             Employees
   ----------        --------                  -----            -----------
    June 1      Wood Products       International Association       570
                Western Division    of Machinists &
                Idaho Operations    Aerospace Workers

    June 1      Idaho Pulp &        International Association        60
                Paperboard Division of Machinists &
                No. 4 Power Boiler  Aerospace Workers
                Lewiston, Idaho

    June 30     Nursery Operations  Paper, Allied-Industrial,        20
                Lewiston, Idaho     Chemical and Energy Workers
                                    International Union

ITEM 2. PROPERTIES

  The principal manufacturing facilities of the company, together with their respective 1999 capacities and production, are as follows:

                                                   Capacity        Production
                                               ---------------- ----------------
Wood Products
 Oriented Strand Board Plants: (A)
  Bemidji, Minnesota.......................... 515,000 m.sq.ft. 512,000 m.sq.ft.
  Cook, Minnesota............................. 250,000 m.sq.ft. 250,000 m.sq.ft.
  Grand Rapids, Minnesota..................... 355,000 m.sq.ft. 339,000 m.sq.ft.
 Sawmills:
  Prescott, Arkansas.......................... 135,000 m.bd.ft. 132,000 m.bd.ft.
  Warren, Arkansas (B)........................ 170,000 m.bd.ft. 161,000 m.bd.ft.
  Lewiston, Idaho............................. 160,000 m.bd.ft. 152,000 m.bd.ft.
  St. Maries, Idaho...........................  90,000 m.bd.ft.  87,000 m.bd.ft.
  Bemidji, Minnesota..........................  85,000 m.bd.ft.  76,000 m.bd.ft.
 Plywood Plants: (A)
  Jaype, Idaho................................ 130,000 m.sq.ft. 113,000 m.sq.ft.
  St. Maries, Idaho........................... 130,000 m.sq.ft. 109,000 m.sq.ft.
 Particleboard Plant: (C)
  Post Falls, Idaho...........................  70,000 m.sq.ft.  70,000 m.sq.ft.
Printing Papers
 Pulp Mill:
  Cloquet, Minnesota (D)......................     215,000 tons     186,000 tons
 Printing Paper Mills:
  Brainerd, Minnesota.........................     155,000 tons     151,000 tons
  Cloquet, Minnesota..........................     230,000 tons     224,000 tons
Pulp and Paper
 Pulp Mills:
  Cypress Bend, Arkansas......................     255,000 tons     250,000 tons
  Lewiston, Idaho.............................     500,000 tons     489,000 tons
 Bleached Paperboard Mills:
  Cypress Bend, Arkansas......................     275,000 tons     268,000 tons
  Lewiston, Idaho.............................     355,000 tons     328,000 tons
 Tissue Mill:
  Lewiston, Idaho.............................     165,000 tons     162,000 tons
 Tissue Converting Facilities:
  Lewiston, Idaho.............................     110,000 tons     107,000 tons
  Las Vegas, Nevada...........................      35,000 tons      35,000 tons

--------
(A)  3/8" Basis
(B)  There are two sawmills in Warren.
(C)  3/4" Basis
(D)  The capacity in 2000 is 468,000 tons.

ITEM 3. LEGAL PROCEEDINGS

  In February and November 1997, the company received Notices of Violation ("NOVs") from Region 10 of the U.S. Environmental Protection Agency ("EPA"). Both NOVs allege that the company violated the Prevention of Significant Deterioration permit requirements and permit requirements of the Idaho State Implementation Plan by burning tire derived fuel in the company's No. 4 power boiler in Lewiston, Idaho, in quantities which caused sulfur dioxide emissions to exceed permitted amounts over a five-year period beginning in 1992. Although no specific relief has been requested by the EPA, the NOVs set forth EPA's authority to seek, among other things, penalties of up to $25,000 per day for each violation. The matter has been referred to the United States Department of Justice ("DOJ") to commence an enforcement action against the company. No such action has been filed against the company. The company believes it has defenses to the alleged violations and has held conferences with the EPA and the DOJ for the purpose of presenting information bearing on the alleged violations.

  In December 1995, the company filed a complaint against Beloit Corporation in the District Court of the State of Idaho, Nez Perce County. The complaint alleged that a pulp washer system supplied by Beloit Corporation and installed at the company's pulp mill in Lewiston, Idaho, experienced massive defects and deficiencies and failed to meet contract performance requirements and criteria. In June 1997, a jury awarded damages of $95 million to the company. Beloit appealed the case to the Idaho Supreme Court (the "Court"). On April 2, 1999, the Court vacated the judgment and remanded the case to the trial court for a new trial. In its ruling, the Court did not decide the merits of the company's case. On April 23, 1999, the company filed a Petition for Rehearing with the Court, which was denied on June 18, 1999. On June 7, 1999, Beloit Corporation and its parent, Harnischfeger Industries, Inc., filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result, further action on the company's claim against Beloit has been stayed. Subject to the requirements of the Bankruptcy Code, the company intends to continue to pursue its claims against Beloit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

Executive Officers of the Registrant

  Information as of March 1, 2000, and for the past five years concerning the executive officers of the company is as follows:

  L. Pendleton Siegel (age 57), first elected an officer in 1983, has served as Chairman of the Board and Chief Executive Officer since May 1999. Prior to May 1999, he was President and Chief Operating Officer. Mr. Siegel was elected a director of the company effective November 1997. He is a member of the Finance Committee of the Board of Directors.

  Richard L. Paulson (age 58), first elected an officer in 1992, has served as President and Chief Operating Officer since May 1999. From May 1996 through April 1999, he was Vice President, Minnesota Pulp and Paper Division. Prior to May 1996, he was Vice President, Consumer Products Division.

  Phillip M. Baker (age 40), first elected an officer in 1999, has served as Vice President, Minnesota Pulp and Paper Division since May 1999. Prior to May 1999, he was an appointed officer and served in the following positions: from December 1997 through April 1999 he was Vice President, Sales and Marketing for the Minnesota Pulp and Paper Division; from October 1997 through November 1997 he was Vice President, Marketing for the Minnesota Pulp and Paper Division. From May 1996 through September 1997 he was Director of Purchasing Services. Prior to May 1996, he was the environmental manager for Pulp-Based Operations.

  Michael W. DeGenring (age 47), first elected an officer in 1999, has served as Executive Vice President, Finance and Administration since joining the company in September 1999. In January 2000 he was also elected Chief Financial Officer. Prior to joining the company he was employed by Atlantic Richfield Company (ARCO) as follows: from November 1997 to April 1999 he was Chief Financial

Officer of ARCO Coal Company (a division of ARCO); from August 1996 to October 1997 he served as interim President of ARCO Coal Company; and from August 1995 to August 1996 he was President of ARCO Coal America (a division of ARCO Coal Company). Prior to August 1995, he was Vice President, Finance and Administration for ARCO Coal Company.

  Richard K. Kelly (age 52), first elected an officer in 1999, has served as Group Vice President, Wood Products since July 1999. In May 1999 he was elected Vice President, Western Wood Products Division. Prior to May 1999, he was an appointed officer serving as Vice President, Western Wood Products Division.

  John R. Olson (age 51), first elected an officer in 1999, has served as Group Vice President, Resource Management since July 1999. In May 1999 he was elected Vice President, Resource Management. From August 1998 through May 1999 he was an appointed officer serving as Vice President, Resource Management. Prior to August 1998, he was Poplar Project Manager.

  Charles R. Pottenger (age 60), first elected an officer in 1991, is Group Vice President, Pulp and Paper.

NOTE: The aforementioned officers of the company are elected to hold office until the next annual meeting of the Board of Directors. Each officer holds office until the officer's successor has been duly elected and has qualified or until the earlier of the officer's death, resignation, retirement or removal by the board.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                                                         1999          1998
                                                     ------------- -------------
     Quarter                                          High   Low    High   Low
     -------                                         ------ ------ ------ ------
     1st............................................ $39.50 $32.50 $46.56 $39.38
     2nd............................................  44.44  33.94  48.38  40.81
     3rd............................................  44.06  38.19  42.81  31.00
     4th............................................  45.50  39.06  38.75  33.56
     Year...........................................  45.50  32.50  48.38  31.00

  In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 3,200 common stockholders of record at December 31, 1999.

  Quarterly dividend payments per common share for the past two years were:

     Quarter                                                         1999  1998
     -------                                                         ----- -----
     1st............................................................ $.435 $.435
     2nd............................................................  .435  .435
     3rd............................................................  .435  .435
     4th............................................................  .435  .435
                                                                     ----- -----
                                                                     $1.74 $1.74
                                                                     ===== =====

ITEMS 6, 7 AND 8.

  The information called for by Items 6, 7 and 8, inclusive, of Part II of this form is contained in the following sections of this Report at the pages indicated below:

                                                                         Page
                                                                        Number
                                                                        ------
     ITEM 6. Selected Financial Data..................................     14
     ITEM 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  14-19
     ITEM 8. Financial Statements and Supplementary Data..............  20-36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the company is set forth under the heading "Election of Directors" on pages 3-5 of the company's definitive proxy statement, dated March 29, 2000, for the 2000 annual meeting of stockholders (the "2000 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 8-12 of the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of management set forth under the heading "Stock Ownership" on pages 6-7 of the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information set forth under the heading "Certain Transactions" on page 12 of the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial statements are listed in the Index to Consolidated Financial Statements on page 13 of this Form 10-K. No financial statement schedules are presented because they are either immaterial, not required or the required information is given in the consolidated financial statements.

  (b) No reports on Form 8-K were filed for the quarter ended December 31, 1999.

  (c) Exhibits are listed in the Exhibit Index on pages 37-38 of this Form 10-
K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Potlatch Corporation
                                          (Registrant)

                                                /s/ L. Pendleton Siegel
                                          By: _________________________________
                                                    L. Pendleton Siegel
                                              Chairman of the Board and Chief
                                                     Executive Officer

Date: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000, by the following persons on behalf of the company in the capacities indicated.

              Signature                          Title
              ---------                          -----

     /s/ L. Pendleton Siegel           Director and Chairman of
By: __________________________________  the Board and Chief
         L. Pendleton Siegel            Executive Officer
                                        (Principal Executive
                                        Officer)

      /s/ Richard L. Paulson           President and Chief
By: __________________________________  Operating Officer
          Richard L. Paulson            (Principal Operating
                                        Officer)

     /s/ Michael W. DeGenring          Executive Vice President,
By: __________________________________  Finance and
         Michael W. DeGenring           Administration and Chief
                                        Financial Officer
                                        (Principal Financial
                                        Officer)

       /s/ Terry L. Carter             Controller (Principal
By: __________________________________  Accounting Officer)
           Terry L. Carter

                 *                     Director
______________________________________
          Richard A. Clarke

                 *                     Director
______________________________________
           Kenneth T. Derr

                 *                     Director
______________________________________
          Vivian W. Piasecki

              Signature                          Title
              ---------                          -----

                 *                     Director
______________________________________
              Toni Rembe

                  *                    Director
______________________________________
          Reuben F. Richards

                  *                    Director
______________________________________
          Judith M. Runstad

                  *                    Director
______________________________________
          Robert G. Schwartz

                  *                    Director
______________________________________
          Charles R. Weaver

                  *                    Director
______________________________________
      Frederick T. Weyerhaeuser

                  *                    Director
______________________________________
     Dr. William T. Weyerhaeuser

       /s/ Betty R. Fleshman
*By: _________________________________
          Betty R. Fleshman
          (Attorney-in-fact)

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following documents are filed as part of this Report:

                                                                          Page
                                                                         Number
                                                                         ------
Consolidated Financial Statements:

  Selected Financial Data...............................................    14

  Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................ 14-19

  Statements of Earnings for the years ended December 31, 1999, 1998 and
   1997.................................................................    20

  Balance Sheets at December 31, 1999 and 1998..........................    21

  Statements of Cash Flows for the years ended December 31, 1999, 1998
   and 1997.............................................................    22

  Statements of Stockholders' Equity for the years ended December 31,
   1999, 1998 and 1997..................................................    23

  Summary of Principal Accounting Policies.............................. 24-25

  Notes to Consolidated Financial Statements............................ 26-35

  Independent Auditors' Report..........................................    36

              Potlatch Corporation and Consolidated Subsidiaries

                            Selected Financial Data
               (Dollars in thousands--except per-share amounts)

                             1999       1998       1997       1996       1995
                          ---------- ---------- ---------- ---------- ----------
Net sales...............  $1,676,838 $1,565,878 $1,568,870 $1,554,449 $1,605,206
Net earnings:
 Before extraordinary
  item..................      40,947     37,232     36,059     61,534    108,546
 After extraordinary
  item..................      40,947     37,232     36,059     58,089    108,546
Net cash provided by
 operations, excluding
 working capital
 changes................     209,963    201,162    193,446    228,364    273,418
Working capital.........      51,756     97,556    106,221    117,966    128,066
Current ratio...........    1.1 to 1   1.3 to 1   1.4 to 1   1.5 to 1   1.4 to 1
Long-term debt
 (noncurrent portion)...  $  701,798 $  712,113 $  722,080 $  672,048 $  616,132
Stockholders' equity....     921,039    930,906    951,592    954,195    943,904
Debt to stockholders'
 equity ratio...........    .76 to 1   .76 to 1   .76 to 1   .70 to 1   .65 to 1
Capital expenditures....  $  247,651 $  147,027 $  158,485 $  239,908 $  170,654
Total assets............   2,446,500  2,377,306  2,365,136  2,265,679  2,265,311
Basic net earnings per
 common share:
 Before extraordinary
  item..................  $     1.41 $     1.28 $     1.25 $     2.13 $     3.72
 After extraordinary
  item..................        1.41       1.28       1.25       2.01       3.72
 Average common shares
  outstanding (in
  thousands)............      28,947     29,000     28,930     28,888     29,157
Diluted net earnings per
 common share:
 Before extraordinary
  item..................  $     1.41 $     1.28 $     1.24 $     2.13 $     3.72
 After extraordinary
  item..................        1.41       1.28       1.24       2.01       3.72
Average common shares
 outstanding, assuming
 dilution (in
 thousands).............      28,967     29,020     28,986     28,912     29,187
Cash dividends per
 common share...........  $     1.74 $     1.74 $     1.71 $     1.67 $    1.615

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

  Liquidity of a company can be measured by several factors. Of major importance are:

  .  Capability of generating earnings and cash flow

  .  Maintenance of a sound financial structure

  .  Access to capital markets

  .  Maintenance of adequate working capital

  In 1999, the company's net cash provided by operations, excluding working capital changes, as presented in the Statements of Cash Flows on page 22, totaled $210.0 million, compared with $201.2 million in 1998 and $193.4 million in 1997.

  The company maintains a credit line for general corporate purposes totaling $250.0 million, of which $100.0 million may be used for long-term debt and the balance may be used for short-term debt. At December 31, 1999, the company had $25.0 million outstanding under the short-term portion of the credit line. The remainder of the credit line is used to back the company's commercial paper program. Commercial paper outstanding at December 31, 1999, totaled $96.5 million, all of which was classified as short-term debt.

  The ratio of long-term debt to stockholders' equity was .76 to 1 at December 31, 1999, the same level as the ratio at December 31, 1998, and December 31, 1997. In March 1999, the company issued $100.0 million of long-term debt, due March 15, 2002. The proceeds from the issue were used to repay a like amount of commercial paper that had been classified as long-term debt. Also during the year, $10.0 million of medium-term notes were reclassified from long-term to current due to their maturity in 2000. Stockholders' equity declined $9.9 million, largely due to payment of dividends in excess of earnings and the issuance of put options.

  One of the company's stated objectives is to maintain a sound financial structure. In that regard, the company believes that debt ratings within investment grade categories are important for long-term access to capital markets. The company's senior long-term debt is rated BBB+ by Standard & Poors, Baa1 by Moody's and A- by Duff and Phelps. With the company's ability to generate cash flow and its access to capital markets, the company believes it is capable of funding capital expenditures, working capital and other liquidity needs for the foreseeable future.

  At December 31, 1999, working capital was $51.8 million, compared with $97.6 million at December 31, 1998, and $106.2 million at December 31, 1997. Working capital decreased a net $45.8 million in 1999. An increase in current liabilities of $54.4 million was partially offset by an increase in current assets of $8.6 million. The increase in current liabilities was primarily due to a $46.5 million increase in notes payable and a $7.6 million increase in accounts payable and accrued liabilities. Notes payable, which consist of borrowings under the company's line of credit and commercial paper issuances, rose during 1999 as the company used these funds along with internally generated resources for capital expenditures and general corporate purposes.

Capital Resources and Funding

  Capital expenditures totaled $247.7 million in 1999, compared with $147.0 million in 1998 and $158.5 million in 1997.

  Capital spending in the resource segment amounted to $17.4 million in 1999. Approximately half of this total related to development activities at the company's hybrid poplar plantation in Boardman, Oregon. The remaining expenditures were largely for reforestation, fertilization and logging roads on the company's timberlands.

  The company spent $26.6 million on capital projects during 1999 in the wood products segment. Most of this amount was spent on the modernization and expansion of the Cook, Minnesota, OSB mill. Completion of the $67 million project at the end of 2000 will increase the plant's capacity by about 80 percent and make it cost-competitive. Most of the remaining expenditures were related to pollution control equipment and smaller projects designed to improve efficiency and product quality at the company's mills in Arkansas, Idaho and Minnesota.

  The printing papers segment recorded capital expenditures totaling $181.9 million in 1999. Again this year the most significant portion of the outlays related to the modernization and expansion of the Cloquet, Minnesota, pulp mill. Construction during the year focused on the bleach plant, recausticizing area, pulp dryer and wood room. With the completion of these portions by year end, the pulp mill project is essentially finished. The Cloquet expansion was constructed in phases over several years. This allowed commitments to be made in a financially prudent manner. As of December 31, 1999, the company had spent approximately $530 million on the Cloquet project, which includes $31.8 million of capitalized interest. As various phases were completed they were placed into service and depreciated over the estimated useful lives of the assets, even though in most cases the full benefits of the improvements would not be realized until completion of the entire project. Depreciation on the phases already placed in service totaled $39.5 million as of December 31, 1999. Of this amount, $12.2 million was charged against income in 1999.

  Capital spending in the pulp and paper segment totaled $20.9 million. A significant portion of this amount was spent on coater equipment at the Lewiston, Idaho, paperboard mill. The remaining expenditures were largely for environmental, safety and general replacement projects.

  Authorized but unexpended appropriations totaled $195.5 million at December 31, 1999. Of that amount, $182.8 million is budgeted to be expended in 2000. Major expenditures will include the modernization and expansion of the oriented strand board plant at Cook and the continued development of the hybrid poplar plantation in Boardman. The 2000 capital program will be funded primarily from internally generated sources.

  Historically, the company has spent less on capital expenditures than the annual amount budgeted. In 1999, the company spent $30.7 million less than the $278.4 million budgeted. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

  With the completion of the modernization and expansion of the pulp mill in Cloquet and the oriented strand board plant in Cook (scheduled for startup in December 2000), the company's 15-year program to update its facilities will be substantially completed. As a result, the company believes capital expenditure requirements to maintain and update its facilities after 2000 will be significantly less than in the last 15 years. The projected reduction in required capital expenditures plus the added revenues from the modernized and expanded pulp mill in Cloquet should provide a significant amount of additional cash starting in 2000. The company expects to utilize any such cash for reduction of debt, for high return projects at its existing facilities, for repurchasing shares of its stock and for other capital projects.

  In December 1994, the company began a stock repurchase program to purchase up to 1 million shares of its common stock over several years. Through November 1999, the company had acquired a total of 498,800 shares. In December 1999, the company replaced this program with an expanded program to repurchase up to 2 million shares of stock. Purchases of common stock will be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through the company's put option program.

Environment

  The company is subject to extensive federal and state environmental regulations at its operating facilities. The company endeavors to comply with all environmental regulations and regularly monitors its activities for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $14 million during 1999 and are budgeted to be approximately $22 million in 2000. In addition, the company made expenditures for pollution control facilities as part of major mill modernization and expansions currently under way.

  In early 1998 the Environmental Protection Agency published the "Cluster Rule" regulations applicable specifically to the pulp and paper industry. These extensive regulations govern both air and water emissions. The company is currently in the process of making modifications to process equipment and operating procedures in order to comply with the regulations. Based on an analysis of the regulations and the condition of the company's three pulp mills, the company estimates that compliance will require capital expenditures of approximately $15 million in 2000. The company does not expect that such compliance costs will have a material adverse effect on its competitive position.

Results of Operations

Comparison of 1999 with 1998

  The company's 1999 consolidated net sales of $1.68 billion were slightly higher than 1998 net sales of $1.57 billion. Net earnings for 1999 were $40.9 million, modestly higher than the $37.2 million earned in 1998. Diluted net earnings per common share for the year were $1.41, compared to $1.28 in 1998.

  Strong market conditions during the year for the company's wood products, especially panel products, helped to offset continued weakness in its pulp-based businesses and led to the modestly improved results. The 1999 results include a nonrecurring after tax charge of $4.6 million for expenses related to the termination of efforts to form a timber real estate investment trust.

  The resource segment was created in July 1999 when the operations and management of the company's timberlands were separated from the wood products segment. The segment derives its income mainly from the sale of sawlogs and pulpwood at market prices to company manufacturing facilities, and to a lesser extent sales to third parties, hunting lease revenues and land sales. Prior year amounts have been restated to reflect the change. Resource segment operating income of $69.4 million was slightly lower than the $71.3 million earned in 1998. Although sales for the segment increased slightly in 1999 compared to 1998, lower fee harvest in Arkansas and lower market prices for logs in Minnesota were responsible for the earnings decline.

  At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. For more than a decade the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. Although this trend has had a favorable effect on earnings for the company as a whole, it has had an adverse effect on wood fiber costs. The long-term effect of this trend on company earnings cannot be predicted. The company has been developing additional fiber supplies.

  The wood products segment reported 1999 operating income of $82.9 million, a substantial improvement over the $2.5 million earned in 1998. Significantly higher net sales realizations and increased product shipments for oriented strand board, plywood and particleboard were primarily responsible for the results. Demand for panel products continued to be driven by the strong housing market during the year, and prices reached historic highs before declining by the year's end. Net sales realizations for lumber were also higher in 1999 and, combined with increased product shipments, helped contribute to the favorable results.

  The company's printing papers segment incurred an operating loss of $13.8 million in 1999, compared to earnings of $14.2 million in 1998. Weak market conditions existed throughout the year for coated printing papers. Although segment sales were higher than in 1998, net sales realizations were lower in 1999 due to the product mix and continued pricing pressures on all paper grades. Also, segment results were adversely affected by costs associated with the new pulp mill in Cloquet, Minnesota. The mill started up late in the fourth quarter of 1999. The company expects costs to significantly decline once the startup has been completed.

  Operating income for the pulp and paper segment was $14.8 million, significantly lower than the $53.4 million earned in 1998. The unfavorable comparison was largely due to lower net sales realizations for paperboard, as prices reached the bottom of the current cycle around midyear, and an unfavorable product mix compared to 1998. The unfavorable product mix was attributable to weak markets for liquid packaging during the first half of 1999. Also, operating problems at the Lewiston, Idaho, paperboard mill during the year resulted in a production decline and higher costs. Paperboard markets began to improve in the second half of 1999. Consumer tissue markets remained steady for the second straight year, with a modest increase in tissue product shipments being offset by a small decline in net sales realizations.

Comparison of 1998 with 1997

  The company's 1998 consolidated net sales of $1.57 billion equaled net sales for 1997. Net earnings for 1998 were $37.2 million, slightly higher than the $36.1 million earned in 1997. Diluted net earnings per common share were $1.28, versus $1.24 for 1997.

  Competitive market conditions for most of the company's paper and lumber products, due in part to the economic conditions in Asia, continued to adversely affect results in 1998. A rebound in OSB markets from the depressed market conditions in 1997 helped to partially offset the decline in earnings for most of the company's other products.

  Operating income for the resource segment was $71.3 million in 1998, versus $88.1 million in 1997. The decline in 1998 was largely due to a decline in market prices for logs in Idaho. Income for 1997 was also positively affected by land sales in Idaho and Minnesota.

  The wood products segment reported 1998 operating income of $2.5 million, an improvement over the $40.5 million loss in 1997. Significantly higher net sales realizations and higher product shipments for OSB were primarily responsible for the 1998 results. Demand for OSB, as well as for other panel products, was driven by a robust housing market during 1998. Lumber product shipments were also higher than in 1997, although the benefits were more than offset by lower net sales realizations. While the strong housing market encouraged domestic consumption of lumber products, the decreased demand in Asia created downward pressure on lumber prices.

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

  The pulp and paper segment reported slightly higher operating income of $53.4 million, compared to $51.0 million in 1997. Consumer tissue markets were steady during 1998, and the company increased its product shipments while maintaining net sales realizations comparable to those of 1997. Results in the consumer tissue area were tempered by very competitive conditions in the pulp and paperboard markets. Demand in Asia weakened in 1998 and the company experienced a decline in paperboard shipments and reduced net sales realizations for both pulp and paperboard. Production improvements at the Lewiston, Idaho, pulp mill as a result of the washer replacement project helped reduce costs and partially offset the effects of the unfavorable markets.

Income Taxes

  The company's effective tax rates for 1999, 1998 and 1997 were 38.0 percent,
36.0 percent and 34.0 percent, respectively.

Year 2000

  The company has completed its comprehensive project to identify and resolve potential Year 2000 problems. The review was divided into two categories: business systems and manufacturing systems. The company's business systems were substantially Year 2000 compliant at December 31, 1998. With respect to the company's manufacturing systems (including both embedded technology and information technology), assessment, remediation and testing continued throughout 1999 to ensure that the systems would function properly on January 1, 2000, and thereafter. To date, no Year 2000 problems have arisen on any of the company's critical manufacturing systems.

  The costs incurred to date to conduct the manufacturing systems inventory and other Year 2000 conversion work have not been material to the company's results of operations for any reporting period in which expenditures were made. These costs, including hardware, software, internal personnel and external consultants, were expensed as incurred, except for expenditures relating to system replacements or upgrades occurring in the normal course of business that were capitalized under company guidelines. Prior to 1998, the company did not separately identify internal costs related to Year 2000 conversion work. The total costs incurred from January 1998 through the conclusion of the Year 2000 project were approximately $4 million, exclusive of normal replacements and upgrades.

  To date, the company has not experienced any disruptions in its operations as a result of its suppliers or vendors encountering Year 2000 compliance problems. The company has contingency plans in place for each of its facilities to address both internal and external potential failures, as well as any potential unresolved issues. The contingency plans will remain in place until the risk of any Year 2000 compliance problems has passed.

Market Risks of Financial Instruments

  The company's exposure to market risks on its financial instruments is limited to interest rate changes on its variable rate debt and to put option contracts associated with its common stock repurchase program. Changes to market interest rates have had an immaterial impact on the company's total interest expense because the company's debt obligations are predominately fixed-rate. Also, the exposure to put option contracts on the company's common stock is immaterial due to the limited number of such contracts outstanding.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF EARNINGS
               (Dollars in thousands--except per-share amounts)

                                           For the years ended December 31
                                           -----------------------------------
                                              1999         1998        1997
                                           ----------   ----------  ----------
Net sales................................. $1,676,838   $1,565,878  $1,568,870
                                           ----------   ----------  ----------
Costs and expenses:
 Depreciation, amortization and cost of
  fee timber harvested....................    150,253      150,278     149,785
 Materials, labor and other operating
  expenses................................  1,284,432    1,195,449   1,219,665
 Selling, general and administrative
  expenses................................    130,160      120,944     106,450
                                           ----------   ----------  ----------
                                            1,564,845    1,466,671   1,475,900
                                           ----------   ----------  ----------
Earnings from operations..................    111,993       99,207      92,970
Interest expense, net of capitalized
 interest of $10,320 ($5,070 in 1998 and
 $6,068 in 1997)..........................    (45,442)     (49,744)    (46,124)
Other income (expense), net (Note 14).....       (507)*      8,712       7,789
                                           ----------   ----------  ----------
Earnings before taxes on income...........     66,044       58,175      54,635
Provision for taxes on income (Note 5)....     25,097       20,943      18,576
                                           ----------   ----------  ----------
Net earnings.............................. $   40,947   $   37,232  $   36,059
                                           ==========   ==========  ==========
Net earnings per common share:
 Basic.................................... $     1.41   $     1.28  $     1.25
 Diluted..................................       1.41         1.28        1.24
                                           ==========   ==========  ==========

--------
* Includes a nonrecurring charge of $7.5 million ($4.6 million after tax) for expenses related to the termination of efforts to form a timber real estate investment trust.



    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                (Dollars in thousands--except per-share amounts)

                                                           At December 31
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                        ASSETS

Current assets:
 Cash (Note 10).......................................  $   11,531  $   11,650
 Short-term investments (Note 10).....................         159       6,422
 Receivables, net of allowance for doubtful accounts
  of $1,786
  ($1,731 in 1998)....................................     184,312     162,268
 Inventories (Note 1).................................     196,733     200,257
 Prepaid expenses (Note 5)............................      23,767      27,258
                                                        ----------  ----------
Total current assets..................................     416,502     407,855
Land, other than timberlands..........................       9,073       9,073
Plant and equipment, at cost less accumulated
 depreciation of $1,487,310 ($1,402,624 in 1998) (Note
 2)...................................................   1,616,055   1,504,522
Timber, timberlands and related logging facilities,
 net (Note 3).........................................     335,194     338,617
Other assets (Note 4).................................      69,676     117,239
                                                        ----------  ----------
                                                        $2,446,500  $2,377,306
                                                        ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable (Notes 6 and 10).......................  $  121,464  $   74,939
 Current installments on long-term debt (Notes 6 and
  10).................................................      10,323      10,021
 Accounts payable and accrued liabilities (Note 7)....     232,959     225,339
                                                        ----------  ----------
Total current liabilities.............................     364,746     310,299
                                                        ----------  ----------
Long-term debt (Notes 6 and 10).......................     701,798     712,113
                                                        ----------  ----------
Other long-term obligations (Note 8)..................     172,986     163,453
                                                        ----------  ----------
Deferred taxes (Note 5)...............................     275,644     253,691
                                                        ----------  ----------
Put options (Notes 9 and 10)..........................      10,287       6,844
                                                        ----------  ----------
Stockholders' equity:
 Preferred stock, Authorized 4,000,000 shares.........         --          --
 Common stock, $1 par value, Authorized 40,000,000
  shares, issued
  32,721,980 shares...................................      32,722      32,722
 Additional paid-in capital...........................     128,678     128,025
 Retained earnings....................................     856,609     866,024
 Common shares in treasury 3,749,748 (3,803,293 in
  1998)...............................................     (96,970)    (95,865)
                                                        ----------  ----------
Total stockholders' equity............................     921,039     930,906
                                                        ----------  ----------
                                                        $2,446,500  $2,377,306
                                                        ==========  ==========

    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                For the years ended December 31
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATIONS:
 Net earnings.................................  $  40,947  $  37,232  $  36,059
 Adjustments to reconcile net earnings to net
  cash provided by operations:
  Depreciation, amortization and cost of fee
   timber harvested...........................    150,253    150,278    149,785
  Deferred taxes..............................     21,953     16,757     13,493
  Other, net..................................     (3,190)    (3,105)    (5,891)
                                                ---------  ---------  ---------
 Cash provided by operations, excluding
  working capital changes.....................    209,963    201,162    193,446
                                                ---------  ---------  ---------
 Decrease (increase) in receivables...........    (22,044)    16,891    (16,084)
 Decrease (increase) in inventories...........      3,524    (17,954)    (5,404)
 Decrease (increase) in prepaid expenses......      3,491       (485)      (952)
 Increase (decrease) in accounts payable and
  accrued liabilities.........................      9,695     17,930    (16,115)
                                                ---------  ---------  ---------
 Cash provided by (used for) working capital
  changes.....................................     (5,334)    16,382    (38,555)
                                                ---------  ---------  ---------
  Net cash provided by operations.............    204,629    217,544    154,891
                                                ---------  ---------  ---------

CASH FLOWS FROM INVESTING:
 Decrease in short-term investments...........        --         --       3,175
 Additions to investments.....................    (51,720)   (13,207)   (13,612)
 Reductions in investments....................     57,492     13,755     10,303
 Decrease (increase) in note receivable.......     50,000        --     (50,000)
 Funding of qualified pension plans...........        (10)    (1,816)    (5,037)
 Additions to plant and equipment, and to land
  other than timberlands......................   (237,671)  (137,160)  (149,332)
 Additions to timber, timberlands and related
  logging facilities..........................     (9,980)    (9,867)    (9,153)
 Disposition of plant and properties..........      3,046      3,115      2,862
                                                ---------  ---------  ---------
  Net cash used for investing.................   (188,843)  (145,180)  (210,794)
                                                ---------  ---------  ---------

CASH FLOWS FROM FINANCING:
 Change in book overdrafts....................     (2,075)     5,425      3,614
 Increase (decrease) in notes payable.........     46,525    (20,611)    81,269
 Proceeds from long-term debt.................     99,935        --      50,000
 Repayment of long-term debt..................   (109,948)        32    (31,325)
 Issuance of treasury stock...................      1,250        550      2,985
 Purchase of treasury stock...................        --      (3,261)       --
 Dividends on common stock....................    (50,362)   (50,472)   (49,462)
 Other, net...................................     (1,230)    (1,403)       108
                                                ---------  ---------  ---------
  Net cash provided by (used for) financing...    (15,905)   (69,740)    57,189
                                                ---------  ---------  ---------
 Increase (decrease) in cash..................       (119)     2,624      1,286
 Balance at beginning of year.................     11,650      9,026      7,740
                                                ---------  ---------  ---------
 Balance at end of year.......................  $  11,531  $  11,650  $   9,026
                                                =========  =========  =========

  Net interest paid (net of amounts capitalized) in 1999, 1998 and 1997 was $43.9 million, $49.7 million and $45.7 million, respectively. Net income taxes paid in 1999, 1998 and 1997 were $4.5 million, $4.2 million and $2.8 million, respectively.

    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF STOCKHOLDERS' EQUITY
               (Dollars in thousands--except per-share amounts)

                            Common Stock
                               Issued       Additional            Treasury Stock         Total
                         ------------------  Paid-In   Retained  ------------------  Stockholders'
                           Shares   Amount   Capital   Earnings   Shares    Amount      Equity
                         ---------- ------- ---------- --------  ---------  -------  -------------
Balance, December 31,
 1996................... 32,721,980 $32,722  $125,937  $892,667  3,855,999  $97,131    $954,195
  Exercise of stock
   options..............        --      --      1,617       --    (128,881)  (2,985)      4,602
  Put options...........        --      --        --        --         --    (6,120)      6,120
  Premium on issuance of
   put options..........        --      --        --        --         --       (78)         78
  Net earnings..........        --      --        --     36,059        --       --       36,059
  Common dividends,
   $1.71 per share......        --      --        --    (49,462)       --       --      (49,462)
                         ---------- -------  --------  --------  ---------  -------    --------
Balance, December 31,
 1997................... 32,721,980 $32,722  $127,554  $879,264  3,727,118  $87,948    $951,592
  Exercise of stock
   options..............        --      --        471       --     (23,825)    (550)      1,021
  Shares purchased at
   cost.................        --      --        --        --     100,000    4,000      (4,000)
  Put options...........        --      --        --        --         --     5,206      (5,206)
  Premium on issuance of
   put options..........        --      --        --        --         --      (739)        739
  Net earnings..........        --      --        --     37,232        --       --       37,232
  Common dividends,
   $1.74 per share......        --      --        --    (50,472)       --       --      (50,472)
                         ---------- -------  --------  --------  ---------  -------    --------
Balance, December 31,
 1998................... 32,721,980 $32,722  $128,025  $866,024  3,803,293  $95,865    $930,906
  Exercise of stock
   options and stock
   awards...............        --      --        653       --     (53,545)  (1,250)      1,903
  Put options...........        --      --        --        --         --     3,443      (3,443)
  Premium on issuance of
   put options..........        --      --        --        --         --    (1,088)      1,088
  Net earnings..........        --      --        --     40,947        --       --       40,947
  Common dividends,
   $1.74 per share......        --      --        --    (50,362)       --       --      (50,362)
                         ---------- -------  --------  --------  ---------  -------    --------
Balance, December 31,
 1999................... 32,721,980 $32,722  $128,678  $856,609  3,749,748  $96,970    $921,039
                         ========== =======  ========  ========  =========  =======    ========

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

Earnings Per Common Share

  Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                 1999       1998       1997
                              ---------- ---------- ----------
   Basic average common
    shares outstanding....... 28,946,900 29,000,250 28,929,734
   Incremental shares due to:
     Common stock options....     18,971     19,294     55,768
     Put options.............      1,291        --         --
                              ---------- ---------- ----------
   Diluted average common
    shares outstanding....... 28,967,162 29,019,544 28,985,502
                              ========== ========== ==========

  Stock options to purchase 1,949,725, 1,230,475 and 293,563 shares of common stock for 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

Properties

  Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line and units of production methods of depreciation. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment.

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

Preoperating and Startup Costs

  Preoperating and startup costs are expensed as incurred in compliance with the Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on the Costs of Startup Activities."

Environment

  As part of its corporate policy, the company has an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities are established in accordance with Statement of Financial Accounting Standards No. 5.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Inventories

                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Logs, pulpwood, chips and sawdust......................... $ 23,339 $ 21,266
   Lumber and other manufactured wood products...............   10,945   11,138
   Pulp, paper and converted paper products..................  102,815  111,030
   Materials and supplies....................................   59,634   56,823
                                                              -------- --------
                                                              $196,733 $200,257
                                                              ======== ========
   Valued at lower of cost or market:
     Last-in, first-out basis................................ $ 31,860 $ 29,882
     Average cost basis......................................  164,873  170,375
                                                              -------- --------
                                                              $196,733 $200,257
                                                              ======== ========

  If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $28.5 million higher at December 31, 1999, and $26.2 million higher at December 31, 1998.

Note 2. Plant and Equipment

                                                             1999       1998
                                                          ---------- ----------
                                                               (Dollars in
                                                               thousands)
   Land improvements..................................... $   59,012 $   58,252
   Buildings and structures..............................    419,155    413,718
   Machinery and equipment...............................  2,374,570  2,114,567
   Other.................................................    106,875    101,677
   Construction in progress..............................    143,753    218,932
                                                          ---------- ----------
                                                          $3,103,365 $2,907,146
                                                          ========== ==========

  Depreciation charged against income amounted to $126.7 million in 1999 ($126.3 million in 1998 and $125.5 million in 1997).

  Authorized but unexpended appropriations for capital projects totaled $195.5 million at December 31, 1999. Of that amount, $182.8 million is budgeted to be expended in 2000. Historically, the company has spent less on capital expenditures than the annual amount budgeted and expects that trend to continue in 2000. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

Note 3. Timber, Timberlands and Related Logging Facilities

                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Timber and timberlands.................................... $290,917 $296,687
   Related logging facilities................................   44,277   41,930
                                                              -------- --------
                                                              $335,194 $338,617
                                                              ======== ========

  Timber, timberlands and related logging facilities are stated at cost, less cost of fee timber harvested and amortization. Cost of fee timber harvested amounted to $21.3 million in 1999 ($21.4 million in 1998 and $19.8 million in 1997). Amortization of logging roads and related facilities amounted to $1.7 million in 1999 ($1.7 million in 1998 and $.7 million in 1997).

Note 4. Other Assets

                                                                 1999     1998
                                                                ------- --------
                                                                  (Dollars in
                                                                   thousands)
   Pension assets.............................................. $59,377 $ 54,773
   Note receivable.............................................     --    50,000
   Other.......................................................  10,299   12,466
                                                                ------- --------
                                                                $69,676 $117,239
                                                                ======= ========

Note 5. Taxes on Income

  Provision for taxes on income is comprised of the following:

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   Current............................................. $ 3,763 $ 4,453 $ 5,357
   Deferred............................................  21,334  16,490  13,219
                                                        ------- ------- -------
   Provision for taxes on income....................... $25,097 $20,943 $18,576
                                                        ======= ======= =======

  The provision for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                     (Dollars in thousands)
   Computed "expected" tax expense.................  $23,115  $20,361  $19,122
   State and local taxes, net of federal income tax
    benefits.......................................    2,492    2,022    2,131
   Tax credits and other benefits..................     (150)  (1,570)  (2,005)
   Foreign sales corporation.......................     (685)  (1,221)  (1,141)
   All other items.................................      325    1,351      469
                                                     -------  -------  -------
   Provision for taxes on income...................  $25,097  $20,943  $18,576
   Effective tax rate..............................     38.0%    36.0%    34.0%
                                                     =======  =======  =======

Principal current and noncurrent deferred tax assets and liabilities at December 31 were:

                                                           1999       1998
                                                         ---------  ---------
                                                             (Dollars in
                                                             thousands)
   Current deferred tax assets:
     Employee benefits.................................. $  18,511  $  17,826
     Inventories........................................     1,976      2,146
     Other..............................................     2,076      1,971
                                                         ---------  ---------
   Total current asset (1)..............................    22,563     21,943
                                                         ---------  ---------
   Noncurrent deferred tax assets (liabilities):
     Postretirement benefits............................    55,214     52,519
     Alternative minimum tax............................    57,871     58,562
     Plant and equipment................................  (352,770)  (331,783)
     Timber, timberlands and related logging
      facilities........................................   (25,783)   (24,814)
     Pensions...........................................   (14,003)   (13,409)
     Other, net.........................................     3,827      5,234
                                                         ---------  ---------
   Total net noncurrent liability.......................  (275,644)  (253,691)
                                                         ---------  ---------
   Net deferred tax liability........................... $(253,081) $(231,748)
                                                         =========  =========

--------
(1)  Included in Prepaid expenses in the Balance Sheets.

  The company's federal income tax returns have been examined and settlements have been reached for all years through 1988. The company believes that adequate provision has been made for likely assessments of additional taxes.

Note 6. Debt

                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
Revenue bonds fixed rate 5.9% to 7.5% due 2007 through
 2026.......................................................  $137,314 $137,283
Revenue bonds variable rate due 2007 through 2030...........    99,866   99,852
Debentures 6.25% due 2002...................................    99,953      --
Debentures 6.95% due 2015...................................    99,829   99,818
Credit sensitive debentures 9.125% due 2009.................   100,000  100,000
Medium-term notes fixed rate 7.55% to 9.46% due 1999 through
 2022.......................................................   175,000  185,000
Commercial paper 5.4% to 6.2%...............................       --   100,000
Other notes.................................................       159      181
                                                              -------- --------
                                                               712,121  722,134
Less current installments on long-term debt.................    10,323   10,021
                                                              -------- --------
Long-term debt..............................................  $701,798 $712,113
                                                              ======== ========

  The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable has occurred.

  The commercial paper is backed by the company's credit arrangements, enabling it to classify up to $100.0 million of short-term borrowings as long-term debt, which the company chose to do at December 31, 1998. In March 1999, the company issued $100.0 million of long-term debt and used the proceeds to repay a like amount of commercial paper. The balance of commercial paper outstanding at December 31, 1998, totaling $44.9 million, as well as all commercial paper outstanding at December 31, 1999, totaling $96.5 million, was classified as a portion of current notes payable in the Balance Sheets. At December 31, 1999, the weighted average annual interest rate payable on commercial paper was 6.9 percent.

  Certain credit agreements have restrictive covenants. At December 31, 1999, the company was in compliance with such covenants. The company does not currently have any covenants in any of its loan agreements which limit the payment of dividends. No significant assets of the company have been pledged, mortgaged or otherwise subjected to liens.

  Payments due on long-term debt during each of the five years subsequent to December 31, 1999 are as follows:

                                                                       (Dollars
                                                                          in
                                                                      thousands)
       2000..........................................................  $10,323
       2001..........................................................      325
       2002..........................................................  130,606
       2003..........................................................   15,707
       2004..........................................................      707
                                                                       -------

  At December 31, 1999, the company maintained a credit line of $250.0 million for general corporate purposes. Of that amount, a $150.0 million portion is subject to renewal annually and is available for short-term borrowings. The $100.0 million long-term portion will expire on November 17, 2004. At December 31, 1999, the company had $25.0 million of outstanding indebtedness under the short-term credit line, which is classified as a portion of current notes payable in the Balance Sheets. At December 31, 1999, the weighted average annual interest rate payable for such indebtedness was 6.92 percent.

Note 7. Accounts Payable and Accrued Liabilities

                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Trade accounts payable.................................... $ 69,723 $ 62,268
   Accrued wages, salaries and employee benefits.............   57,822   61,861
   Accrued taxes other than taxes on income..................   17,360   16,718
   Accrued interest..........................................    8,012    8,182
   Accrued taxes on income...................................   13,827   14,556
   Book overdrafts...........................................   27,933   30,008
   Other.....................................................   38,282   31,746
                                                              -------- --------
                                                              $232,959 $225,339
                                                              ======== ========

Note 8. Other Long-Term Obligations

                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Postretirement benefits................................... $141,574 $134,663
   Pension and related liabilities...........................   19,932   16,976
   Other.....................................................   11,480   11,814
                                                              -------- --------
                                                              $172,986 $163,453
                                                              ======== ========

Note 9. Put Options

  In December 1994 the company began a stock repurchase program to purchase up to 1 million shares of its common stock over several years. Through November 1999, the company had acquired a total of 498,800 shares. In December 1999, the company replaced this program with an expanded program to repurchase up to 2 million shares of stock. Purchases of common stock will be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through the company's put option program.

  In conjunction with the repurchase program, the company issued put options which gave the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $31.50 to $42.39 per share on specific dates in 1998, 1999, 2000 and 2001. Activity during 1999 and 1998 is summarized as follows:

                                                    Put Options Outstanding
                                                    ---------------------------
                                                     Number of      Potential
                                                      Options       Obligation
                                                    ------------   ------------
                                                     (Dollars in thousands)
   December 31, 1997...............................       39,000    $     1,638
     Sales.........................................      300,000         10,844
     Repurchases...................................     (100,000)        (4,000)
     Expirations...................................      (39,000)        (1,638)
                                                    ------------    -----------
   December 31, 1998...............................      200,000          6,844
     Sales.........................................      250,000         10,287
     Expirations...................................     (200,000)        (6,844)
                                                    ------------    -----------
   December 31, 1999...............................      250,000    $    10,287
                                                    ============    ===========

  The company's potential obligations of $10.3 million and $6.8 million at December 31, 1999 and 1998, respectively, are classified as "Put options" in the Balance Sheets and the related offset is recorded in "Common shares in treasury" under Stockholders' equity.

Note 10. Disclosures about Fair Value of Financial Instruments

  Estimated fair values of the company's financial instruments are as follows:

                                                 1999              1998
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
                                            Amount   Value    Amount   Value
                                           -------- -------- -------- --------
                                                 (Dollars in thousands)
   Cash and short-term investments........ $ 11,690 $ 11,690 $ 18,072 $ 18,072
   Current notes payable..................  121,464  121,464   74,939   74,939
   Long-term debt.........................  712,121  698,377  722,134  779,704
   Put options............................   10,287   10,287    6,844    6,844
                                           ======== ======== ======== ========

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

Note 11. Retirement, Savings and Other Postretirement Benefit Plans

  Substantially all employees of the company are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 1999, 1998 and 1997 the company made matching 401(k) contributions on behalf of employees of $9.1 million, $8.1 million and $7.9 million, respectively. The company also provides benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover most salaried and certain hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

  The change in benefit obligation, change in plan assets, funded status and related balance sheet amounts for company-sponsored benefit plans are as follows:

                                                                 Other
                                      Pension Benefit       Postretirement
                                           Plans             Benefit Plans
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
                                            (Dollars in thousands)
Benefit obligation at beginning of
 year.............................  $ 481,337  $ 435,761  $ 168,341  $ 153,640
Service cost......................     13,870     12,340      3,486      2,815
Interest cost.....................     31,921     30,552     10,894     10,757
Plan amendments...................     15,381        872       (674)       --
Actuarial losses (gains)..........    (25,874)    29,605    (13,502)     9,906
Benefits paid.....................    (28,915)   (27,793)    (8,874)    (8,777)
                                    ---------  ---------  ---------  ---------
Benefit obligation at end of
 year.............................    487,720    481,337    159,671    168,341
                                    ---------  ---------  ---------  ---------
Fair value of plan assets at
 beginning of year................    637,873    601,737     43,079     38,150
Actual return on plan assets......     51,384     61,319      6,388      9,768
Employer contribution.............        968      2,610        --         --
Benefits paid.....................    (28,915)   (27,793)    (5,497)    (4,839)
                                    ---------  ---------  ---------  ---------
Fair value of plan assets at end
 of year..........................    661,310    637,873     43,970     43,079
                                    ---------  ---------  ---------  ---------
Funded status.....................    173,590    156,536   (115,701)  (125,262)
Unrecognized prior service cost...     29,688     16,784     (5,658)    (5,396)
Unrecognized net gain.............   (159,649)  (131,730)   (20,215)    (4,005)
Unrecognized net transition
 asset............................       (292)      (666)       --         --
                                    ---------  ---------  ---------  ---------
Prepaid (accrued) benefit cost....  $  43,337  $  40,924  $(141,574) $(134,663)
                                    =========  =========  =========  =========

  The projected benefit obligation, accumulated benefit obligation and value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $26.3 million, $22.2 million and $7.7 million, respectively, at December 31, 1999, and $14.8 million, $12.8 million and zero, respectively, at December 31, 1998.

  Net periodic (benefit) costs were:

                                                        Other Postretirement
                           Pension Benefit Plans            Benefit Plans
                         ----------------------------  -------------------------
                           1999      1998      1997     1999     1998     1997
                         --------  --------  --------  -------  -------  -------
                                       (Dollars in thousands)
Service cost............ $ 13,870  $ 12,340  $ 10,315  $ 3,486  $ 2,815  $ 2,394
Interest cost...........   31,921    30,552    29,316   10,894   10,757   10,490
Expected return on plan
 assets.................  (49,334)  (44,118)  (39,258)  (3,621)  (3,172)  (2,880)
Amortization of prior
 service cost...........    2,477     1,973     2,034     (412)    (411)    (420)
Recognized actuarial
 gain...................       (5)     (187)     (524)     --       --       --
Recognized net initial
 asset..................     (374)     (626)     (574)     --       --       --
Other...................      --        --        --       --        66      --
                         --------  --------  --------  -------  -------  -------
Net periodic (benefit)
 cost................... $ (1,445) $    (66) $  1,309  $10,347  $10,055  $ 9,584
                         ========  ========  ========  =======  =======  =======

  Weighted average assumptions as of December 31 were:

                                        Pension        Other Postretirement
                                     Benefit Plans        Benefit Plans
                                     ----------------  ----------------------
                                     1999  1998  1997   1999    1998    1997
                                     ----  ----  ----  ------  ------  ------
Discount rate....................... 7.25% 6.75% 7.25%   7.25%   6.75%   7.25%
Expected return on plan assets...... 9.50  9.50  9.50    9.00    9.00    9.00
Rate of salaried compensation
 increase........................... 5.00  5.00  5.00     --      --      --

  The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation is 5.92 percent for 2000. The rate is assumed to decrease incrementally to 5.25 percent in 2001 and remain at that level thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

                                                       1% Increase 1% Decrease
                                                       ----------- -----------
                                                       (Dollars in thousands)
Effect on total of service and interest cost
 components...........................................   $ 2,215    $ (1,812)
Effect on postretirement benefit obligation...........    20,438     (16,925)

  Hourly employees at two of the company's manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper Allied-Industrial, Chemical and Energy Workers International Union (PACE) Pension Fund. The company also makes contributions to a trust fund established to provide retiree medical benefits for these employees, which is managed by PACE. Company contributions to these plans in 1999, 1998 and 1997 amounted to $4.7 million, $4.7 million and $4.8 million, respectively.

Note 12. Stock Compensation Plans

  The company currently has three fixed stock option plans under which options are issued and outstanding. Options are granted at market value and prior to 1995 may have included a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 1999. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. The company was originally authorized to issue up to 1.2 million, 1.5 million and 1.7 million shares under its 1983 Stock Option

Plan, 1989 Stock Incentive Plan and 1995 Stock Incentive Plan, respectively. At December 31, 1999, no shares were available for future use under the 1983 Stock Option Plan and 1989 Stock Incentive Plan, while 96,000 shares were authorized for future use under the 1995 Stock Incentive Plan. Stock option information presented for the year ended December 31, 1999, includes 1.4 million shares reserved for future grants under a plan approved by the board of directors in 1999, which will be submitted to stockholders for approval at the 2000 annual meeting.

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

                                                           For the years ended
                                                               December 31
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                         (Dollars in thousands--
                                                                 except
                                                           per-share amounts)
     Net earnings
       as reported...................................... $40,947 $37,232 $36,059
       pro forma........................................  38,459  35,287  34,387
     Basic earnings per share
       as reported...................................... $  1.41 $  1.28 $  1.25
       pro forma........................................    1.33    1.22    1.19

  A summary of the status of the company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during those years is presented below:

                                  1999                     1998                     1997
                         ------------------------ ------------------------ ------------------------
                                    Weighted Avg.            Weighted Avg.            Weighted Avg.
                                      Exercise                 Exercise                 Exercise
        Options           Shares        Price      Shares        Price      Shares        Price
        -------          ---------  ------------- ---------  ------------- ---------  -------------
Outstanding at
 January 1.............. 2,096,600     $41.96     1,758,725     $42.81     1,705,900     $40.61
Granted.................   541,775      41.39       430,300      37.75       337,950      48.25
Shares exercised........   (35,650)     35.76       (23,825)     34.60      (116,550)     34.95
SARs exercised..........   (14,400)     35.72       (27,350)     32.25      (135,600)     34.86
Canceled or expired.....   (58,475)     41.85       (41,250)     44.71       (32,975)     45.46
                         ---------                ---------                ---------
Outstanding at
 December 31............ 2,529,850      41.97     2,096,600      41.96     1,758,725      42.81

Options exercisable..... 1,792,425      42.60     1,504,900      42.50     1,239,000      41.10
Options outstanding
 which include a stock
 appreciation right.....   187,875                  204,375                  240,450
Shares reserved for
 future grants.......... 1,496,355                  593,525                  983,050
Fair value of options
 granted during the
 year...................               $ 9.58                   $ 5.86                   $ 9.72

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 4.21, 4.61 and
3.61 percent; stock volatility of .2355, .1945 and .1597; risk free rate of return of 6.28, 5.03 and 6.00 percent; and expected term of 10 years for all grants.

  The following table summarizes information about stock options outstanding at December 31, 1999:

                                         Options Outstanding                Options Exercisable
                              ------------------------------------------ --------------------------
                                Number     Weighted Avg.   Weighted Avg.   Number
                              Outstanding    Remaining       Exercise    Exercisable Weighted Avg.
   Range of Exercise Prices   at 12/31/99 Contractual Life     Price     at 12/31/99 Exercise Price
   ------------------------   ----------- ---------------- ------------- ----------- --------------
   $29.50 to $37.75........      688,525     7.0 years        $36.67        492,075      $36.23
   $41.25 to $48.25........    1,841,325     7.2 years         43.95      1,300,350       45.01
                               ---------                                  ---------
   $29.50 to $48.25........    2,529,850     7.2 years         41.97      1,792,425       42.60

Note 13. Segment Information

  The company has divided its operations into four reporting segments: resource, wood products, printing papers and pulp and paper, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. The resource segment manages the company's timberland base and provides wood fiber to the manufacturing segments. The wood products segment produces oriented strand board, lumber, plywood and particleboard. The printing papers segment produces coated printing papers and pulp. The pulp and paper segment produces paperboard, consumer tissue and pulp.

  The reporting segments follow the same accounting policies used for the company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

  Following is a tabulation of business segment information for each of the past three years. Prior year amounts have been reclassified to conform to the 1999 presentation. Corporate information is included to reconcile segment data to the consolidated financial statements.

                                                1999        1998        1997
                                             ----------  ----------  ----------
                                                  (Dollars in thousands)
Segment Sales:
  Resource.................................. $  334,377  $  325,934  $  326,636
                                             ----------  ----------  ----------
  Wood products:
    Oriented strand board...................    225,150     171,587     106,873
    Lumber..................................    262,728     225,687     247,273
    Plywood.................................     67,605      54,562      64,512
    Particleboard...........................     17,032      14,494      12,875
    Other...................................     27,416      35,474      41,815
                                             ----------  ----------  ----------
                                                599,931     501,804     473,348
                                             ----------  ----------  ----------
  Printing papers...........................    422,611     406,277     429,217
                                             ----------  ----------  ----------
  Pulp and paper:
    Paperboard..............................    373,903     390,708     420,032
    Tissue..................................    233,975     235,799     218,310
    Pulp....................................     23,817      12,467      11,205
                                             ----------  ----------  ----------
                                                631,695     638,974     649,547
                                             ----------  ----------  ----------
                                              1,988,614   1,872,989   1,878,748
Elimination of intersegment sales...........   (311,776)   (307,111)   (309,878)
                                             ----------  ----------  ----------
    Total consolidated net sales............ $1,676,838  $1,565,878  $1,568,870
                                             ==========  ==========  ==========

                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                 (Dollars in thousands)
Intersegment Sales or Transfers: (1)
  Resource................................  $  295,678  $  282,938  $  277,931
  Wood Products...........................      16,042      24,061      31,842
  Printing papers.........................         --          --           35
  Pulp and paper..........................          56         112          70
                                            ----------  ----------  ----------
    Total.................................  $  311,776  $  307,111  $  309,878
                                            ==========  ==========  ==========
Operating Income (Loss):
  Resource................................  $   69,448  $   71,296  $   88,134
  Wood Products...........................      82,923       2,515     (40,460)
  Printing papers.........................     (13,816)     14,204      33,358
  Pulp and paper..........................      14,786      53,394      51,043
                                            ----------  ----------  ----------
                                               153,341     141,409     132,075
Corporate Items:
  Administration expense..................     (38,228)    (37,247)    (31,385)
  Interest expense........................     (45,442)    (49,744)    (46,124)
  Other, net..............................      (3,627)      3,757          69
                                            ----------  ----------  ----------
  Consolidated earnings before taxes on
   income.................................  $   66,044  $   58,175  $   54,635
                                            ==========  ==========  ==========
Depreciation, Amortization and Cost of Fee
 Timber Harvested:
  Resource................................  $   23,945  $   24,109  $   21,497
  Wood Products...........................      28,785      30,136      29,089
  Printing papers.........................      41,999      41,618      39,436
  Pulp and paper..........................      54,609      53,525      58,689
                                            ----------  ----------  ----------
                                               149,338     149,388     148,711
  Corporate...............................         915         890       1,074
                                            ----------  ----------  ----------
    Total.................................  $  150,253  $  150,278  $  149,785
                                            ==========  ==========  ==========
Assets:
  Resource................................  $  420,326  $  410,264  $  406,970
  Wood Products...........................     291,263     326,963     341,204
  Printing papers.........................     828,828     685,743     644,457
  Pulp and paper..........................     731,030     759,701     784,631
                                            ----------  ----------  ----------
                                             2,271,447   2,182,671   2,177,262
  Corporate...............................     175,053     194,635     187,874
                                            ----------  ----------  ----------
    Total consolidated assets.............  $2,446,500  $2,377,306  $2,365,136
                                            ==========  ==========  ==========
Capital Expenditures:
  Resource................................  $   17,356  $   18,832  $   19,604
  Wood Products...........................      26,557      18,303      22,172
  Printing papers.........................     181,944      87,147      81,913
  Pulp and paper..........................      20,850      21,943      33,856
                                            ----------  ----------  ----------
                                               246,707     146,225     157,545
  Corporate...............................         944         802         940
                                            ----------  ----------  ----------
    Total.................................  $  247,651  $  147,027  $  158,485
                                            ==========  ==========  ==========

--------
(1) Intersegment sales for 1999-1997, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales to the wood products, printing papers and pulp and paper segments.

  All of the company's manufacturing facilities and all other assets are located within the continental United States. However, the company sells and ships products to many foreign countries. Geographic information regarding the company's net sales is summarized as follows:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                                    (Dollars in thousands)
   United States.............................. $1,550,154 $1,392,223 $1,382,674
   Japan......................................     50,741     64,129     69,494
   Australia..................................     14,759     23,022     30,869
   Canada.....................................     16,944     31,234     35,867
   China......................................     16,130     25,939     23,061
   Italy......................................     13,087     18,631     11,933
   Other foreign countries....................     15,023     10,700     14,972
                                               ---------- ---------- ----------
     Total consolidated net sales............. $1,676,838 $1,565,878 $1,568,870
                                               ========== ========== ==========

Note 14. Other Income (Expense), Net

                                                          1999     1998   1997
                                                         -------  ------ ------
                                                              (Dollars in
                                                              thousands)
   Cross border lease................................... $ 4,737  $5,643 $  --
   Sale of timber and timberlands.......................   3,464   1,839  5,727
   Terminated timber REIT expense.......................  (7,500)    --     --
   Other................................................  (1,208)  1,230  2,062
                                                         -------  ------ ------
                                                         $  (507) $8,712 $7,789
                                                         =======  ====== ======

Note 15. Financial Results by Quarter (Unaudited)

                                                    Three Months Ended
                          -----------------------------------------------------------------------
                              March 31           June 30        September 30       December 31
                          ----------------- ----------------- ----------------- -----------------
                            1999     1998     1999     1998     1999     1998     1999     1998
                          -------- -------- -------- -------- -------- -------- -------- --------
                                     (Dollars in thousands--except per-share amounts)
Net sales...............  $416,418 $402,534 $413,043 $400,482 $446,591 $404,625 $400,786 $358,237
                          -------- -------- -------- -------- -------- -------- -------- --------
Costs and expenses:
 Depreciation,
  amortization and cost
  of fee timber
  harvested.............    37,427   36,673   35,146   36,535   38,270   39,203   39,410   37,867
 Materials, labor and
  other operating
  expenses..............   328,831  307,884  317,542  306,986  329,972  301,987  308,087  278,592
 Selling, general and
  administrative
  expenses..............    29,097   30,328   32,038   29,747   31,239   31,450   37,786   29,419
                          -------- -------- -------- -------- -------- -------- -------- --------
                           395,355  374,885  384,726  373,268  399,481  372,640  385,283  345,878
                          -------- -------- -------- -------- -------- -------- -------- --------
  Earnings from
   operations...........  $ 21,063 $ 27,649 $ 28,317 $ 27,214 $ 47,110 $ 31,985 $ 15,503 $ 12,359
                          ======== ======== ======== ======== ======== ======== ======== ========
  Net earnings..........  $    625 $ 10,736 $  9,366 $ 10,049 $ 22,589 $ 12,547 $  8,367 $  3,900
                          ======== ======== ======== ======== ======== ======== ======== ========
Net earnings per common
 share:
 Basic..................  $    .02 $    .37 $    .33 $    .35 $    .78 $    .43 $    .29 $    .13
 Diluted................       .02      .37      .33      .35      .77      .43      .29      .13
                          ======== ======== ======== ======== ======== ======== ======== ========

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors:

  We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 1999 and 1998 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Portland, Oregon
January 26, 2000

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 EXHIBIT INDEX

  Exhibit Number                       Document Desciption
  --------------                       -------------------
  (3)(a)*         Restated Certificate of Incorporation, restated and filed
                  with the state of Delaware on May 1, 1987, filed as Exhibit
                  (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("1997 Form 10-K").
  (3)(c)*         By-laws, as amended through January 28, 1999, filed as
                  Exhibit (3)(c) to the Current Report on Form 8-K dated
                  January 28, 1999.
  (4)             See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon
                  request, any instrument with respect to long-term debt.
  (4)(a)*         Form of Indenture, dated as of November 27, 1990, filed as
                  Exhibit (4)(a) to the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1995 ("1995 Form 10-K").
  (4)(a)(i)*      Officers' Certificate, dated January 24, 1991, filed as
                  Exhibit (4)(a)(i) to the 1995 Form 10-K.
  (4)(a)(ii)*     Officers' Certificate, dated December 12, 1991, filed as
                  Exhibit (4)(a)(ii) to the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996 ("1996 Form 10-K").
 (10)(a)/1/*      Potlatch Corporation Management Performance Award Plan, as
                  amended effective March 1, 1996, filed as Exhibit (10)(a) to the 1995 Form 10-K.
 (10)(b)/1/*      Potlatch Corporation Severance Program for Executive
                  Employees, as amended and restated as of February 24, 1989, filed as Exhibit (10)(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("1998 Form 10-
                  K").
 (10)(b)(i)/1/    Amendment, dated May 20, 1999, to the Potlatch Corporation
                  Severance Program for Executive Employees.
 (10)(c)/1/       Potlatch Corporation 2000 Stock Incentive Plan, adopted
                  December 2, 1999.
 (10)(d)/1/*      Potlatch Corporation Salaried Employees' Supplemental Benefit
                  Plan (As Amended and Restated Effective January 1, 1989),
                  filed as Exhibit (10)(d) to the 1998 Form 10-K.
 (10)(d)(i)/1/*   Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the 1998
                  Form 10-K.
 (10)(f)/1/       Potlatch Corporation 1983 Stock Option Plan (effective
                  September 24, 1983), as amended and restated December 2,
                  1999.
 (10)(f)(iii)/1/* Form of Stock Option Agreement for the Potlatch Corporation
                  1983 Stock Option Plan together with the Addendum thereto as used for options granted in December 1991, filed as
                  Exhibit(10)(f)(iii) to the 1995 Form 10-K.
 (10)(g)/1/*      Potlatch Corporation Deferred Compensation Plan for
                  Directors, as amended through May 16, 1996, together with
                  Appendix A thereto, which became effective December 31, 1996, filed as Exhibit (10)(g) to the 1998 Form 10-K.
 (10)(i)/1/*      Compensation of Directors, dated May 18, 1995, filed as
                  Exhibit (10)(i) to the 1995 Form 10-K.
 (10)(j)/2/*      Form of Indemnification Agreement with each director of
                  Potlatch Corporation, as set forth on Schedule A, filed as
                  Exhibit (10)(j) to the 1996 Form 10-K.
 (10)(j)(i)/2/*   Amendment No. 1 to Schedule A to Exhibit (10)(j), filed as
                  Exhibit (10)(j)(i) to the 1997 Form 10-K.
 (10)(j)(ii)/2/*  Amendment No. 2 to Schedule A to Exhibit (10)(j), filed as
                  Exhibit (10)(j)(ii) to the Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 1999.
 (10)(k)/2/*      Form of Indemnification Agreement with certain officers of
                  Potlatch Corporation as set forth on Schedule A, filed as
                  Exhibit (10)(k) to the 1996 Form 10-K.

  Exhibit Number                       Document Description
  --------------                       --------------------
 (10)(k)(i)/2/*   Amendment No. 1 to Schedule A to Exhibit (10)(k), filed as
                  Exhibit (10)(k)(i) to the 1997 Form 10-K.
 (10)(k)(ii)/2/*  Amendment No. 2 to Schedule A to Exhibit (10)(k), filed as
                  Exhibit (10)(k)(ii) to the Quarterly Report on Form 10-Q for
                  the quarter ended September 30, 1999.
 (10)(l)/1/       Potlatch Corporation 1989 Stock Incentive Plan adopted
                  December 8, 1988, and as amended and restated December 2,
                  1999.
 (10)(l)(ii)/1/*  Form of Stock Option Agreement for the Potlatch Corporation
                  1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as Exhibit (10)(l)(ii) to the 1995 Form 10-K.
 (10)(l)(iii)/1/* Form of Stock Option Agreement for the Potlatch Corporation
                  1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998, filed as
                  Exhibit (10)(l)(iii) to the 1998 Form 10-K.
 (10)(m)(i)/1/*   Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements, filed as Exhibit (10)(m)(i)
                  to the 1998 Form 10-K.
 (10)(m)(ii)/1/*  Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements, filed as Exhibit
                  (10)(m)(ii) to the 1998 Form 10-K.
 (10)(n)/1/       Potlatch Corporation 1995 Stock Incentive Plan adopted
                  December 7, 1995, as amended and restated December 2, 1999.
 (10)(n)(i)/1/*   Form of Stock Option Agreement used for employees for the
                  Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December,
                  1995, filed as Exhibit (10)(n)(i) to the 1995 Form 10-K.
 (10)(n)(ii)/1/*  Form of Addendum used in connection with the Stock Option
                  Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii)
                  to the 1996 Form 10-K.
 (10)(n)(iii)/1/* Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the form of Addendum used for options granted in
                  December 1995 and the Form of Addendum used for options
                  granted in each December 1996 and 1997, filed as Exhibit
                  (10)(n)(iii) to the 1996 Form 10-K.
 (10)(n)(iv)/1/*  Form of employee Stock Option Agreement for the Potlatch
                  Corporation 1995 Stock Incentive Plan together with the
                  Addendum thereto as used for options granted in December
                  1998, filed as Exhibit (10)(n)(iv) to the 1998 Form 10-K.
 (10)(n)(v)/1/*   Form of outside director Stock Option Agreement for the
                  Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December
                  1998, filed as Exhibit (10)(n)(v) to the 1998 Form 10-K.
 (10)(n)(vi)/1/   Form of employee Stock Option Agreement for the Potlatch
                  Corporation 1995 Stock Incentive Plan together with the
                  Addendum thereto as used for options granted in December
                  1999.
 (10)(n)(vii)/1/  Form of outside director Stock Option Agreement for the
                  Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December
                  1999.
 (22)             Potlatch Corporation Subsidiaries.
 (23)             Consent of Independent Auditors.
 (24)             Powers of Attorney.

--------
*  Incorporated by reference.
/1/ Management compensatory plan or arrangement.
/2/ Management contract.