Form 10-Q
period 2000-03-31
POTLATCH CORP
filed 2000-05-09
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended     March 31, 2000     Commission file number  1-5313


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares of common stock outstanding as of March 31, 2000:
28,647,284 shares of Common Stock, par value $1 per share.

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           Index to Form 10-Q


PART I.  FINANCIAL INFORMATION                         Page Number

 Item 1.  Financial Statements

   Statements of Earnings for the three
   months ended March 31, 2000 and 1999                        2

   Condensed Balance Sheets at March 31, 2000
   and December 31, 1999                                       3

   Condensed Statements of Cash Flows for the three
   months ended March 31, 2000 and 1999                        4

   Notes to Financial Statements                          5 -  6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations   6 - 10


PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    11


SIGNATURES                                                    12


EXHIBIT INDEX                                                 13

                               PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
----------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31
                                                           2000         1999
----------------------------------------------------------------------------
Net sales                                              $438,583     $416,418
----------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested                         40,837       37,427
  Materials, labor and other
    operating expenses                                  346,386      326,049
  Selling, general and
    administrative expenses                              33,140       31,879
----------------------------------------------------------------------------
                                                        420,363      395,355
----------------------------------------------------------------------------
      Earnings from operations                           18,220       21,063

Interest expense                                        (14,051)     (12,344)

Other expense, net                                         (175)      (7,710)*
----------------------------------------------------------------------------
      Earnings before taxes on income                     3,994        1,009

Provision for taxes on income (Note 2)                    1,558          384
----------------------------------------------------------------------------
Net earnings                                           $  2,436     $    625
============================================================================
Net earnings per common share (Note 3):
  Basic                                                   $ .08        $ .02
  Diluted                                                   .08          .02
Dividends per common share (annual rate)                   1.74         1.74
Average shares outstanding (in thousands):
  Basic                                                  28,779       28,925
  Diluted                                                28,814       28,932
----------------------------------------------------------------------------

Certain 1999 amounts have been restated to conform to the 2000 presentation.

*Includes a $7.5 million nonrecurring charge ($4.6 million after-tax) for expenses related to the termination of efforts to form a timber real estate investment trust.

The accompanying notes are an integral part of these financial statements.

                                  2

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
2000 amounts unaudited (Dollars in thousands -
except per-share amounts)
-----------------------------------------------------------------------------
                                                 March 31,       December 31,
                                                      2000               1999
-----------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                        $    9,280         $   11,531
    Short-term investments                             159                159
    Receivables, net                               197,155            184,312
    Inventories (Note 4)                           200,924            196,733
    Prepaid expenses                                23,456             23,767
-----------------------------------------------------------------------------
      Total current assets                         430,974            416,502
  Land, other than timberlands                       9,066              9,073
  Plant and equipment, at cost less
    accumulated depreciation                     1,613,359          1,616,055
  Timber, timberlands and related
    logging facilities, net                        335,826            335,194
  Other assets                                      72,293             69,676
-----------------------------------------------------------------------------
                                                $2,461,518         $2,446,500
=============================================================================
Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                               $  155,167         $  121,464
    Current installments on long-term debt             324             10,323
    Accounts payable and accrued liabilities       244,983            232,959
-----------------------------------------------------------------------------
      Total current liabilities                    400,474            364,746
  Long-term debt                                   701,798            701,798
  Other long-term obligations                      173,698            172,986
  Deferred taxes                                   276,734            275,644
  Put options                                       14,527             10,287
  Stockholders' equity                             894,287            921,039
-----------------------------------------------------------------------------
                                                $2,461,518         $2,446,500
=============================================================================

Stockholders' equity per common share               $31.22             $31.79
Working capital                                    $30,500            $51,756
Current ratio                                        1.1:1              1.1:1
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
---------------------------------------------------------------------------
                                                       	Three Months Ended
                                                              March 31
                                                        2000           1999
---------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings                                      $  2,436      $     625
  Adjustments to reconcile net earnings
    to net cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                            40,837         37,427
    Deferred taxes                                     1,091            192
    Working capital changes                           (6,855)        (5,400)
    Other, net                                          (337)           (37)
---------------------------------------------------------------------------
    Net cash provided by operations                   37,172         32,807
---------------------------------------------------------------------------
Cash Flows From Investing
  Additions to investments                              (921)        (1,714)
  Reductions in investments                              281          8,106
  Additions to plant and properties                  (34,062)       (59,659)
---------------------------------------------------------------------------
    Net cash used for investing                      (34,702)       (53,267)
---------------------------------------------------------------------------
Cash Flows From Financing
  Change in book overdrafts                            2,156        (10,625)
  Increase in notes payable                           33,703         51,858
  Proceeds from long-term debt                             -         99,935
  Repayment of long-term debt                         (9,999)      (110,000)
  Issuance of treasury stock                             404            443
  Purchase of treasury stock                         (13,011)             -
  Dividends                                          (12,567)       (12,580)
  Other, net                                          (5,407)           (26)
---------------------------------------------------------------------------
    Net cash provided by (used for) financing         (4,721)        19,005
---------------------------------------------------------------------------

Decrease in cash                                      (2,251)        (1,455)
Balance at beginning of period                        11,531         11,650
---------------------------------------------------------------------------
Balance at end of period                            $  9,280      $  10,195
===========================================================================

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2000 and 1999 were $6.6 million and $2.9 million, respectively.
Net income tax payments (refunds) for the three months ended March 31, 2000 and 1999 were $(0.2) million and $(1.4) million, respectively.

The accompanying notes are an integral part of these financial statements

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
--------------------------------------------------------------------------
NOTE 1. GENERAL - The accompanying condensed balance sheets at March 31, 2000, and December 31, 1999, and the statements of earnings and the condensed statements of cash flows for the three months ended March 31, 2000, and 1999, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarter ended March 31, 2000, and 38 percent for the quarter ended March 31, 1999.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

  The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                                      Three Months Ended
                                                           March 31
                                                      2000           1999

Basic average common shares outstanding           28,779,449     28,925,352

Incremental shares due to common stock options        34,140          7,114

Diluted average common shares outstanding         28,813,589     28,932,466

  Stock options to purchase shares of common stock of 1,940,225 and 1,834,700 at March 31, 2000, and 1999, respectively, were not included in the above computations because the stock options' exercise prices were greater than the average market price of common shares.

NOTE 4.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                     March 31, 2000      December 31, 1999

   Raw materials                       $ 98,545              $ 97,666
   Work in process                        7,203                11,147
   Finished goods                        95,176                87,920
                                       --------              --------
                                       $200,924              $196,733
                                       ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

  Net cash provided by operations for the first three months of 2000, as presented in the Condensed Statements of Cash Flows on page 4, totaled $37.2 million, compared with $32.8 million for the same period in 1999.

  The company's ratio of long-term debt to stockholders' equity was .78 to 1 at March 31, 2000, compared to .76 to 1 at December 31, 1999. Although long-term debt was unchanged during the quarter, stockholders' equity decreased $26.7 million largely due to dividend payments of $12.6 million and treasury stock purchases of $13.0 million.

  Working capital of $30.5 million at March 31, 2000, decreased $21.3 million from December 31, 1999. Increases in notes payable of $33.7 million, and in accounts payable and accrued liabilities of $12.0 million, were largely responsible for the unfavorable comparison. The negative effect of these items on working capital was partially offset by increases in receivables of $12.8 million and in inventories of $4.2 million, as well as a decrease in current installments on long-term debt of $10.0 million.

  Capital expenditures totaled $34.1 million for the first three months of 2000. Of this amount, the company spent $12.2 million in the wood products segment, which included expenditures for the modernization and expansion at the Cook, Minnesota, oriented strand board plant. Total spending in the resource segment for the quarter equaled $3.6 million. The company spent $8.1 million in the printing papers segment, the majority of which related to the completion of the expansion project at the company's pulp mill in Cloquet, Minnesota. Spending in the pulp and paper segment totaled $10.1 million for several environmental, safety and general replacement projects, including a retrofit of the recovery boiler at the company's pulp mill in Cypress Bend, Arkansas.

                        Results of Operations

  A summary of period-to-period changes in items included in the statements of earnings is presented on page 10 of this Form 10-Q. Certain 1999 numbers have been changed to reflect changes in segment reporting.

Segment Information                                 (Dollars in thousands)
--------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31
                                                       2000           1999
--------------------------------------------------------------------------
Segment Sales
  Resource                                         $ 88,558       $ 75,080
--------------------------------------------------------------------------
  Wood products
    Oriented strand board                            56,383         44,494
    Lumber                                           67,565         64,335
    Plywood                                          17,122         16,471
    Particleboard                                     4,762          3,763
    Other                                             6,868          7,590
--------------------------------------------------------------------------
                                                    152,700       	136,653
--------------------------------------------------------------------------
  Printing papers
    Printing papers                                 107,941        108,424
    Pulp                                              8,829              -
--------------------------------------------------------------------------
                                                    116,770        108,424
--------------------------------------------------------------------------
  Pulp and paper
    Paperboard                                       99,050         95,577
    Tissue                                           59,549         63,853
    Pulp                                              5,256          6,056
--------------------------------------------------------------------------
                                                    163,855        165,486
--------------------------------------------------------------------------
                                                    521,883       	485,643
Elimination of intersegment sales                   (83,300)       (69,225)
--------------------------------------------------------------------------
Total consolidated net sales                       $438,583       $416,418
==========================================================================

Intersegment sales or transfers
  Resource                                         $ 79,357       $ 65,077
  Wood products                                       3,681          4,125
  Printing papers                                       247              -
  Pulp and paper                                         15             23
--------------------------------------------------------------------------
Total                                              $ 83,300       $ 69,225
==========================================================================

Operating Income
  Resource                                         $ 12,783       $ 11,981
  Wood products                                      15,728          7,063
  Printing papers                                    (4,134)           174
  Pulp and paper                                      3,344          5,094
  Eliminations and adjustments                       (1,339)         3,420
--------------------------------------------------------------------------
                                                     26,382         27,732
Corporate                                           (22,388)       (26,723)
--------------------------------------------------------------------------
Consolidated earnings before taxes on income       $  3,994       $  1,009
==========================================================================

  Earnings for the first quarter of 2000 were lower compared to 1999's first quarter earnings before a nonrecurring charge as a result of difficulties experienced in the company's printing papers segment and lower results for the pulp and paper segment in the 2000 quarter. Partially offsetting the unfavorable results was a significant improvement for the wood products segment.

  Net earnings for the first quarter of 2000 were $2.4 million, or $.08 per diluted common share. Net earnings for the first quarter of 1999 were $5.2 million, or $.18 per diluted common share before a nonrecurring after-tax charge of $4.6 million for expenses related to the termination of efforts to form a timber real estate investment trust. Including the charge, first quarter 1999 earnings were $0.6 million, or $.02 per diluted common share. Net sales for the first quarter of 2000 were $438.6 million, compared to $416.4 million recorded a year ago.

  The resource segment reported earnings of $12.8 million for the first quarter, compared to the $12.0 million earned in the first quarter of 1999. The improved results for the segment were primarily due to increased log production from company timberlands in Arkansas, which was partially offset by lower net sales realizations. The 1999 first quarter income figure of $12.0 million is presented using the same methodology that was used in calculating the first quarter 2000 results for the resource segment and reflects a change in estimating fiber cost allocations implemented January 1, 2000. The effect of this change is shown as a $3.4 million adjustment to operating income for the three months ended March 31, 1999, on page 7 of this Form 10-Q. The adjustment will be absorbed by the resource segment as subsequent 1999 segment results are presented using the current methodology. Thus, there will be no effect on full year 1999 resource segment earnings as previously reported.

  Wood products operating income of $15.7 million for the first quarter of 2000 was significantly higher than the $7.1 million recorded in 1999's first quarter. The strong performance by the wood products segment was largely due to continued favorable market conditions for oriented strand board, as the company benefited from higher net sales realizations and increased product shipments compared to the previous year's first quarter. Increased shipments of lumber and other panel products also contributed to the improved results.

  The printing papers segment reported a first quarter 2000 operating loss of $4.1 million, versus income of $0.2 million in the first quarter of 1999. Net sales realizations and shipments for printing papers were comparable to last year's first quarter, however, an unfavorable product mix offset improving paper prices. In addition, higher fiber costs adversely affected results. After an initially smooth startup of the new pulp mill in Cloquet, Minnesota, during the fourth quarter of 1999, operating difficulties were encountered during the first quarter that resulted in lower than anticipated production and higher costs. Although those problems have been resolved, the facility continues in a startup mode and additional difficulties may be encountered. Sales of market pulp from the new pulp mill began during the quarter, but the positive effect was more than offset by the production problems experienced.

  The pulp and paper segment reported operating income for the first quarter of 2000 of $3.3 million, a decrease compared to the $5.1 million earned in 1999's first quarter. Net sales realizations for pulp and paperboard continue to improve, but were more than offset by lower pulp, paperboard and consumer tissue product shipments and lower tissue margins. Pulp and paperboard shipments were unusually high in the first quarter of 1999 due to an inventory reduction effort in progress at the time.

  During the quarter, the company repurchased 341,900 shares of its common stock in conjunction with its ongoing share repurchase program. The shares were acquired at an average cost of $39.33 per share.

Other

  This report contains, in addition to historical information, certain forward-looking statements. These forward-looking statements are based on management's best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The company's actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, operating difficulties; changes in the United States and international economies; changes in worldwide demand for the company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; and changes in raw material, energy and other costs.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Changes in Statements of Earnings
                        (Dollars in thousands)



                                             Three Months Ended March 31
                                                                  Increase
                                           2000         1999     (Decrease)

Net sales                               $438,583     $416,418         5%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested          40,837       37,427         9%
  Materials, labor and other
    operating expenses                   346,386      326,049         6%
  Selling, general and
    administrative expenses               33,140       31,879         4%
Earnings from operations                  18,220       21,063       (13%)
Interest expense                         (14,051)     (12,344)       14%
Other expense, net                          (175)      (7,710)      (98%)
Provision for taxes on income              1,558          384       306%
Net earnings                               2,436          625       290%

                               PART II


ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

  The exhibit index is located on page 13 of this Form 10-Q.

Reports on Form 8-K

  No reports on Form 8-K were filed for the three months ended March 31, 2000.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             POTLATCH CORPORATION
                                                 (Registrant)


                                         By /S/ M. W. DeGenring
                                            ---------------------------------
                                            M. W. DeGenring
                                            Executive Vice President, Finance
                                              and Administration and Chief
                                              Financial Officer
                                            (Duly Authorized; Principal
                                              Financial Officer)


                                         By /S/ T. L. Carter
                                            ---------------------------------
                                            T. L. Carter
                                            Controller
                                            (Duly Authorized; Principal
                                              Accounting Officer)


Date: May 9, 2000

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Exhibit Index



Exhibit

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.