Form 10-Q
period 2000-06-30
POTLATCH CORP
filed 2000-08-04
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 2000         Commission file number	1-5313


                          POTLATCH CORPORATION
        (Exact name of registrant as specified in its charter)



       A Delaware Corporation                             82-0156045
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)




    601 West Riverside Ave., Suite 1100
          Spokane, Washington                                99201
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (509) 835-1500





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of June 30, 2000:
28,428,284 shares of Common Stock, par value $1 per share.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           Index to Form 10-Q





PART I.  FINANCIAL INFORMATION                            Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the quarter and six
    months ended June 30, 2000 and 1999                          2

    Condensed Balance Sheets at June 30, 2000
    and December 31, 1999                                        3

    Condensed Statements of Cash Flows for the six
    months ended June 30, 2000 and 1999                          4

    Notes to Financial Statements                            5 - 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    6 - 10


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote
           of Security Holders                                  11

  Item 6.  Exhibits and Reports on Form 8-K                     11


SIGNATURES                                                      12


EXHIBIT INDEX                                                   13

                                  PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
------------------------------------------------------------------------------
                                          Quarter Ended       Six Months Ended
                                             June 30               June 30
                                         2000       1999       2000       1999
------------------------------------------------------------------------------
Net sales                            $428,840   $413,043   $867,423   $829,461
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested       38,829     35,146     79,666     72,573
  Materials, labor and other
    operating expenses                328,763    314,663    675,149    640,712
  Selling, general and
    administrative expenses            33,132     34,917     66,272     66,796

  Restructuring charge (Note 4)        26,000          -     26,000          -
------------------------------------------------------------------------------
                                      426,724    384,726    847,087    780,081
------------------------------------------------------------------------------
      Earnings from operations          2,116     28,317     20,336     49,380

Interest expense                      (14,627)   (11,995)   (28,678)   (24,339)

Other income (expense), net*              409     (1,217)       234     (8,927)
------------------------------------------------------------------------------
      Earnings (loss) before
        taxes on income               (12,102)    15,105     (8,108)    16,114

Provision for taxes on
  income (Note 2)                      (4,720)     5,739     (3,162)     6,123
------------------------------------------------------------------------------
Net earnings (loss)                  $ (7,382)  $  9,366   $ (4,946)  $  9,991
==============================================================================

Net earnings (loss) per
  common share (Note 3):
  Basic                                 $(.25)     $ .33      $(.17)     $ .35
  Diluted                                (.25)       .33       (.17)       .35
Dividends per common share
  (annual rate)                          1.74       1.74       1.74       1.74
Average shares outstanding
  (in thousands):
  Basic                                28,475     28,945     28,627     28,935
  Diluted                              28,475     28,982     28,627     28,947
------------------------------------------------------------------------------

Certain 1999 amounts have been restated to conform to the 2000 presentation.

*Six months amount for 1999 includes a nonrecurring charge of $7.5 million
 ($4.6 million after tax) for expenses related 	to the termination of efforts
 to form a timber real estate investment trust.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
2000 amounts unaudited (Dollars in thousands -
except per-share amounts)
------------------------------------------------------------------------------
                                                    June 30,      December 31,
                                                        2000              1999
------------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                          $    9,031        $   11,531
    Short-term investments                                39               159
    Receivables, net                                 205,844           184,312
    Inventories (Note 5)                             202,961           196,733
    Prepaid expenses                                  21,831            23,767
------------------------------------------------------------------------------
      Total current assets                           439,706           416,502
  Land, other than timberlands                         9,044             9,073
  Plant and equipment, at cost less
    accumulated depreciation                       1,615,535         1,616,055
  Timber, timberlands and related
    logging facilities                               336,354           335,194
  Other assets                                        75,431            69,676
------------------------------------------------------------------------------
                                                  $2,476,070        $2,446,500
==============================================================================
Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                 $  138,265        $  121,464
    Current installments on long-term debt               324            10,323
    Accounts payable and accrued liabilities         256,985           232,959
------------------------------------------------------------------------------
      Total current liabilities                      395,574           364,746
  Long-term debt                                     751,513           701,798
  Other long-term obligations                        175,323           172,986
  Deferred taxes                                     273,430           275,644
  Put options                                         14,527            10,287
  Stockholders' equity                               865,703           921,039
------------------------------------------------------------------------------
                                                  $2,476,070        $2,446,500
==============================================================================

Stockholders' equity per common share                 $30.45            $31.79
Working capital                                      $44,132           $51,756
Current ratio                                          1.1:1             1.1:1
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                   3

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
------------------------------------------------------------------------------
                                                            Six Months Ended
                                                                 June 30
                                                            2000          1999
------------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings (loss)                                   $ (4,946)    $   9,991
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                                79,666        72,573
    Deferred taxes                                        (2,214)        4,898
    Working capital changes                                2,293        24,898
    Other, net                                              (812)         (124)
------------------------------------------------------------------------------
    Net cash provided by operations                       73,987       112,236
------------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                         120             -
  Additions to investments                                (1,852)       (3,535)
  Reductions in investments                                  549         9,938
  Receipt of note receivable                                   -        50,000
  Additions to plant and properties                      (72,749)     (133,625)
------------------------------------------------------------------------------
    Net cash used for investing                          (73,932)      (77,222)
------------------------------------------------------------------------------
Cash Flows From Financing
  Change in book overdrafts                               (4,091)       (6,798)
  Increase in notes payable                               16,801         8,344
  Proceeds from long-term debt                            50,000        99,935
  Repayment of long-term debt                            (10,284)     (109,984)
  Issuance of treasury stock                                 404           707
  Purchase of treasury stock                             (21,818)            -
  Dividends                                              (24,962)      (25,170)
  Other, net                                              (8,605)       (2,790)
------------------------------------------------------------------------------
    Net cash used for financing                           (2,555)      (35,756)
------------------------------------------------------------------------------
Decrease in cash                                          (2,500)         (742)
Balance at beginning of period                            11,531        11,650
------------------------------------------------------------------------------
Balance at end of period                                $  9,031     $  10,908
==============================================================================

Net interest payments (net of amounts capitalized) for the six months ended June 30, 2000 and 1999 were $28.7 million and $22.8 million, respectively. Net income tax payments (refunds) for the six months ended June 30, 2000 and 1999 were $0.1 million and ($1.0) million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)


NOTE 1. GENERAL - The accompanying condensed balance sheets at June 30, 2000 and December 31, 1999, the statements of earnings for the quarter and six months ended June 30, 2000 and 1999, and the condensed statements of cash flows for the six months ended June 30, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarter and six months ended June 30, 2000. The rate was 38 percent for the quarter and six months ended June 30, 1999.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

   The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations (in thousands):

                                        Quarter Ended     Six Months Ended
                                          June 30             June 30
                                       2000      1999      2000      1999

Basic average common shares
  outstanding                        28,475    28,945    28,627    28,935

Incremental shares due to common
  stock options                           -        37         -        12

Incremental shares due to put
  options                                 -         -         -         -
                                     ------    ------    ------    ------
Diluted average common shares
  outstanding                        28,475    28,982    28,627    28,947
                                     ======    ======    ======    ======

   For the quarter and six months ended June 30, 2000, the computation of diluted common shares would be antidilutive, therefore, the amounts reported for basic and dilutive common shares are the same. Stock options to purchase shares of common stock of 1,217,950 for the quarter and six months ended June 30, 1999, were not included in the above computations because the options' exercise prices were greater than the average market price of common shares.

NOTE 4. RESTRUCTURING CHARGE - In June 2000 the company recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization in its salaried workforce. The after-tax effect of the charge totaled $15.9 million or $.55 per diluted common share. The charge is shown separately in the costs and expenses section in the Statements of Earnings. A total of 290 salaried employee positions were affected by the reduction and reorganization. As of June 30, 2000, $1.7 million had been charged against the accrued liability. The company anticipates annual pre-tax savings of $21 million as a result of the reduction in force.

NOTE 5.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                     June 30, 2000    December 31, 1999

   Raw materials                       $ 83,966           $ 97,666
   Work in process                        6,620             11,147
   Finished goods                       112,375             87,920
                                       --------           --------
                                       $202,961           $196,733
                                       ========           ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

   Net cash provided by operations for the first six months of 2000, as presented in the Condensed Statements of Cash Flows on page 4, totaled $74.0 million, compared with $112.2 million for the same period in 1999. The decline was largely due to a decrease in net income of $14.9 million and a smaller net change in working capital components compared to the first six months of 1999.

   The company's ratio of long-term debt to stockholders' equity was .87 to 1 at June 30, 2000, compared to .76 to 1 at December 31, 1999. Long-term debt increased $49.7 million during the first half of 2000. The company's credit lines enable it to classify up to $100.0 million of short-term borrowings as long-term debt should the company choose to do so. Because of this capability and the likelihood that $50.0 million of commercial paper issued during the period will be outstanding for more than a year, that amount has been classified as long-term debt. Stockholders' equity declined $55.3 million for the period, primarily due to dividend payments of $25.0 million, treasury stock purchases of $21.8 million and a net loss of $4.9 million.

   Working capital of $44.1 million at June 30, 2000, decreased $7.6 million from December 31, 1999. Increases in notes payable of $16.8 million and in accounts payable and accrued liabilities of $24.0 million were largely responsible for the unfavorable comparison. The negative effect of these items on working capital was partially offset by increases in receivables of $21.5 million, as well as a decrease in current installments on long-term debt of $10.0 million.

   Capital expenditures totaled $72.7 million for the first six months of 2000. Of this amount, the company spent $29.2 million in the wood products segment, which included expenditures for the modernization and expansion at the Cook, Minnesota, oriented strand board plant. Total spending in the resource segment for the quarter equaled $9.1 million. The company spent $12.6 million in the printing papers segment, the majority of which related to the completion of the expansion project at the company's pulp mill in Cloquet, Minnesota. Spending in the pulp and paper segment totaled $21.5 million for several environmental, safety and general replacement projects, including a retrofit of the recovery boiler at the company's pulp mill in Cypress Bend, Arkansas.

                          Results of Operations

   A summary of period-to-period changes in items included in the statements of earnings is presented on page 10 of this Form 10-Q. Certain 1999 amounts have been changed to reflect changes in segment reporting.

Segment Information                                (Dollars in thousands)
------------------------------------------------------------------------------
                                       Second Quarter            Six Months
                                      2000       1999         2000        1999
------------------------------------------------------------------------------
Segment Sales
  Resource                        $ 69,608   $ 65,390   $  158,166   $ 140,470
  Wood products
    Oriented strand board           57,609     61,600      113,992     106,094
    Lumber                          60,516     66,319      128,081     130,654
    Plywood                         14,056     17,211       31,178      33,682
    Particleboard                    4,204      4,237        8,966       8,000
    Other                            7,456      8,943       14,324      16,533
------------------------------------------------------------------------------
                                   143,841    158,310      296,541     294,963
------------------------------------------------------------------------------
  Printing papers
    Printing papers                104,670    103,883      212,611     212,307
    Pulp                            10,838          -       19,667           -
------------------------------------------------------------------------------
                                   115,508    103,883      232,278     212,307
------------------------------------------------------------------------------
  Pulp and paper
    Paperboard                      98,655     86,563      197,705     182,140
    Tissue                          63,506     59,228      123,055     123,081
    Pulp                             4,707      6,266        9,963      12,322
------------------------------------------------------------------------------
                                   166,868    152,057      330,723     317,543
------------------------------------------------------------------------------
                                   495,825    479,640    1,017,708     965,283
Elimination of intersegment sales  (66,985)   (66,597)    (150,285)   (135,822)
------------------------------------------------------------------------------
Total consolidated net sales      $428,840   $413,043   $  867,423   $ 829,461
==============================================================================
Intersegment sales or transfers
  Resource                        $ 63,397   $ 62,079   $  142,754   $ 127,156
  Wood products                      3,300      4,506        6,981       8,631
  Printing papers                      275          -          522           -
  Pulp and paper                        13         12           28          35
------------------------------------------------------------------------------
Total                             $ 66,985   $ 66,597   $  150,285   $ 135,822
==============================================================================
Operating Income
  Resource                        $ 11,957   $ 12,872   $   24,740   $  24,853
  Wood products                     13,929     29,300       29,657      36,363
  Printing papers                    3,711     (2,427)        (423)     (2,253)
  Pulp and paper                     6,531     (2,217)       9,875       2,877
  Eliminations and adjustments        (438)       754       (1,777)      4,174
------------------------------------------------------------------------------
                                    35,690     38,282       62,072      66,014
Corporate*                         (47,792)   (23,177)     (70,180)    (49,900)
------------------------------------------------------------------------------
Consolidated earnings (loss)
  before taxes on income          $(12,102)  $ 15,105   $   (8,108)  $  16,114
==============================================================================

* Includes a $26.0 million restructuring charge for the quarter and six months ended June 30, 2000.

   Earnings from operations for the second quarter of 2000, excluding the restructuring charge, were slightly lower compared to 1999's second quarter. Improved earnings from the company's pulp-based products were more than offset by lower results for the company's wood products.

   Additionally, in June the company recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization in its salaried workforce. The after-tax effect of the charge totaled $15.9 million or $.55 per diluted common share. The charge is shown separately in the costs and expenses section in the Statements of Earnings. A total of 290 salaried employee positions were affected by the reduction and reorganization. As of June 30, 2000, $1.7 million had been charged against the accrued liability. The company anticipates annual pre-tax savings of $21 million as a result of the reduction in force.

   Net earnings for the second quarter of 2000 were $8.5 million or $.30 per diluted common share, before the charge. Including the charge, the company incurred a net loss of $7.4 million or $.25 per diluted common share. Second quarter 1999 net earnings were $9.4 million or $.33 per diluted common share. Net sales increased to $428.8 million from $413.0 million in the second quarter of 1999.

   Net earnings for the first half of 2000 were $10.9 million or $.38 per diluted common share, before the workforce reduction charge. Including the charge, the company incurred a net loss of $4.9 million or $.17 per diluted common share. Net earnings for the first half of 1999 were $14.6 million or $.51 per diluted common share, before a nonrecurring after-tax charge of $4.6 million taken in the first quarter. Including the charge, net earnings for the first half of 1999 were $10.0 million or $.35 per diluted common share. Net sales for the first half of 2000 were $867.4 million, compared with $829.5 million for 1999's first half.

   The resource segment reported operating income of $12.0 million for the second quarter, down from the $12.9 million earned in the second quarter of 1999. The results reflect a lower volume of fee timber harvested in Arkansas during the current quarter.

   Operating income for the wood products segment was $13.9 million for the second quarter of 2000, compared to $29.3 million earned in the second quarter of 1999. Higher interest rates have slowed new home construction activity, causing a decline in net sales realizations for most of the company's wood products.

   The printing papers segment recorded second quarter operating income of $3.7 million, versus a loss of $2.4 million reported a year ago. Sales of market pulp and an improvement in net sales realizations for printing papers were largely responsible for the improved results. The company's printing paper manufacturing facilities in Minnesota, including the pulp mill in Cloquet, operated at improved levels compared to the first quarter of 2000.

   The pulp and paper segment reported operating income for the second quarter of $6.5 million, compared to a loss of $2.2 million for 1999's second quarter. Higher net sales realizations for consumer tissue, paperboard and pulp were primarily responsible for the favorable comparison.

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

             POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Changes in Statements of Earnings
                          (Dollars in thousands)



                                         Quarter Ended June 30          Six Months Ended June 30
                                                        Increase                         Increase
                                      2000       1999  (Decrease)      2000       1999  (Decrease)

Net sales                         $428,840   $413,043      4%      $867,423   $829,461      5%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    38,829     35,146     10%        79,666     72,573     10%
  Materials, labor and other
    operating expenses             328,763    314,663      4%       675,149    640,712      5%
  Selling, general and
    administrative expenses         33,132     34,917     (5%)       66,272     66,796     (1%)
  Restructuring charge              26,000          -      *         26,000          -      *
Earnings from operations             2,116     28,317    (93%)       20,336     49,380    (59%)
Interest expense                   (14,627)   (11,995)    22%       (28,678)   (24,339)    18%
Other income (expense), net            409     (1,217)     *            234     (8,927)     *
Provision for taxes on income       (4,720)     5,739   (182%)       (3,162)     6,123   (152%)
Net earnings (loss)                 (7,382)     9,366   (179%)       (4,946)     9,991   (150%)


*Not a meaningful figure.

                                 PART II


ITEM 4.	Submission of Matters to a Vote of Security Holders

   At the annual meeting of stockholders of the company held on May 18, 2000, the company's stockholders voted on four proposals as follows:

Proposal 1
  Election of 3 Directors
                                      For        Withheld
    Reuben F. Richards             48,933,073     821,111
    Judith M. Runstad              48,949,169     805,015
    Frederick T. Weyerhaeuser      48,928,632     825,552

Proposal 2
Approve the Potlatch Corporation 2000 Stock Incentive Plan

    For        46,652,242
    Against     1,965,114
    Withheld    1,136,827

Proposal 3
Ratify the Selection of Independent Auditor

    For        48,976,682
    Against       130,732
    Withheld      646,770

Proposal 4
Stockholder Proposal Urging Declassification of the Board of Directors

    For         6,802,468
    Against    40,927,574
    Withheld      840,863
    Non-Votes   1,183,278


ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

   The exhibit index is located on page 13 of this Form 10-Q.

Reports on Form 8-K

   A current report on Form 8-K was filed, dated June 30, 2000. Under Item 5, Other Events, it was reported that the company would take a one-time pre-tax charge of $26 million in the second quarter of 2000 to cover costs associated with a company-wide reduction in force announced on May 19, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        POTLATCH CORPORATION
                                             (Registrant)


                                        By /S/ G. L. Zuehlke
                                           G. L. Zuehlke
                                           Vice President, Finance, Chief
                                           Financial Officer and Treasurer
                                           (Duly Authorized; Principal
                                              Financial Officer)



                                        By /S/ T. L. Carter
                                           T. L. Carter
                                           Controller
                                           (Duly Authorized; Principal
                                              Accounting Officer)


Date:  August 4, 2000

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Exhibit Index



Exhibit



                                  PART II

  (3)(c)         By-laws, as amended through May 18, 2000.

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt

 (10)(b) Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of December 1, 1999.

 (10)(g) Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 18, 2000.