Form 10-Q
period 2000-09-30
POTLATCH CORP
filed 2000-11-02
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended     September 30, 2000         Commission file number	1-5313


                              POTLATCH CORPORATION
           (Exact name of registrant as specified in its charter)



       A Delaware Corporation                                  82-0156045
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)




601 West Riverside Ave., Suite 1100
      Spokane, Washington                                         99201
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (509) 835-1500





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of September 30, 2000:
28,430,834 shares of Common Stock, par value $1 per share.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Index to Form 10-Q





PART I.  FINANCIAL INFORMATION                                     Page Number

  Item 1.  Financial Statements

    Statements of Earnings for the quarter and nine
    months ended September 30, 2000 and 1999                              2

    Condensed Balance Sheets at September 30, 2000
    and December 31, 1999                                                 3

    Condensed Statements of Cash Flows for the nine
    months ended September 30, 2000 and 1999                              4

    Notes to Financial Statements                                    5 -  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             6 - 10


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                               12


EXHIBIT INDEX                                                            13

                                     PART I

Item 1.  Financial Statements

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
-------------------------------------------------------------------------------
                                          Quarter Ended       Nine Months Ended
                                          September 30           September 30
                                         2000       1999       2000        1999
-------------------------------------------------------------------------------
Net sales                            $416,845   $446,591 $1,284,268  $1,276,052
-------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested       41,543     38,270    121,209     110,843
  Materials, labor and other
    operating expenses                322,551    327,075    997,700     967,787
  Selling, general and
    administrative expenses            27,370     34,136     93,642     100,932
  Restructuring and
    other charges (Note 4)             18,502          -     44,502           -
-------------------------------------------------------------------------------

                                      409,966    399,481  1,257,053   1,179,562
-------------------------------------------------------------------------------

      Earnings from operations          6,879     47,110     27,215      96,490

Interest expense                      (14,959)   (10,507)   (43,637)    (34,846)

Other expense, net*                    (3,231)      (169)    (2,997)     (9,096)
-------------------------------------------------------------------------------

      Earnings (loss) before
        taxes on income               (11,311)    36,434    (19,419)     52,548

Provision for taxes on
  income (Note 2)                      (4,412)    13,845     (7,574)     19,968
-------------------------------------------------------------------------------

Net earnings (loss)                  $ (6,899)  $ 22,589 $  (11,845) $   32,580
===============================================================================

Net earnings (loss) per
  common share (Note 3):
  Basic                                 $(.24)     $ .78      $(.41)      $1.13
  Diluted                                (.24)       .77       (.41)       1.12
Dividends per common share
  (annual rate)                          1.74       1.74       1.74        1.74
Average shares outstanding
  (in thousands):
  Basic                                28,430     28,950     28,561      28,940
  Diluted                              28,430     28,991     28,561      28,966
-------------------------------------------------------------------------------

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

* Includes a first quarter 1999 nonrecurring charge of $7.5 million ($4.6 million after tax) for expenses related to the termination of efforts to form a timber real estate investment trust.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
2000 amounts unaudited (Dollars in thousands -
except per-share amounts)
--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                           2000             1999
--------------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                             $   11,237       $   11,531
    Short-term investments                                    9              159
    Receivables, net                                    185,698          184,312
    Inventories (Note 5)                                228,576          196,733
    Prepaid expenses                                     20,336           23,767
--------------------------------------------------------------------------------
      Total current assets                              445,856          416,502
  Land, other than timberlands                            9,044            9,073
  Plant and equipment, at cost less
    accumulated depreciation                          1,623,132        1,616,055
  Timber, timberlands and related
    logging facilities                                  335,043          335,194
  Other assets                                           79,480           69,676
--------------------------------------------------------------------------------

                                                     $2,492,555       $2,446,500
================================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                    $  160,440       $  121,464
    Current installments on long-term debt                  325           10,323
    Accounts payable and accrued liabilities            271,773          232,959
--------------------------------------------------------------------------------
      Total current liabilities                         432,538          364,746
  Long-term debt                                        751,530          701,798
  Other long-term obligations                           177,861          172,986
  Deferred taxes                                        269,585          275,644
  Put options                                            14,527           10,287
  Stockholders' equity                                  846,514          921,039
--------------------------------------------------------------------------------

                                                     $2,492,555       $2,446,500
================================================================================

Stockholders' equity per common share                    $29.77           $31.79
Working capital                                         $13,318          $51,756
Current ratio                                             1.0:1            1.1:1
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                       3

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
-------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                                September 30
                                                              2000         1999
-------------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings (loss)                                    $ (11,845)   $  32,580
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                                 121,209      110,843
    Deferred taxes                                          (6,059)      15,974
    Working capital changes                                  7,807       42,801
    Other, net                                              (1,600)        (244)
-------------------------------------------------------------------------------

    Net cash provided by operations                        109,512      201,954
-------------------------------------------------------------------------------

Cash Flows From Investing
  Decrease in short-term investments                           150            -
  Additions to investments                                  (3,525)     (50,827)
  Reductions in investments                                    918       56,835
  Receipt of note receivable                                     -       50,000
  Additions to plant and properties                       (119,040)    (205,116)
-------------------------------------------------------------------------------

    Net cash used for investing                           (121,497)    (149,108)
-------------------------------------------------------------------------------

Cash Flows From Financing
  Change in book overdrafts                                  1,209       (1,679)
  Increase (decrease) in notes payable                      38,976       (5,162)
  Proceeds from long-term debt                              50,000       99,935
  Repayment of long-term debt                              (10,266)    (109,967)
  Issuance of treasury stock                                   468          785
  Purchase of treasury stock                               (21,818)           -
  Dividends                                                (37,328)     (37,763)
  Other, net                                                (9,550)         545
-------------------------------------------------------------------------------

    Net cash provided by (used for) financing               11,691      (53,306)
-------------------------------------------------------------------------------

Decrease in cash                                              (294)        (460)
Balance at beginning of period                              11,531       11,650
-------------------------------------------------------------------------------

Balance at end of period                                 $  11,237    $  11,190
===============================================================================

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2000 and 1999 were $36.1 million and $25.6 million, respectively. Net income tax payments (refunds) for the nine months ended September 30, 2000 and 1999 were $.3 million and $(.7) million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 2000 and December 31, 1999, and the statements of earnings for the quarter and nine months ended September 30, 2000 and 1999, and the condensed statements of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarter and nine months ended September 30, 2000. The rate was 38 percent for the quarter and nine months ended September 30, 1999.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

     The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations (in thousands):

                                        Quarter Ended     Nine Months Ended
                                        September 30        September 30
                                        2000     1999      2000        1999

Basic average common shares
  outstanding                         28,430   28,950    28,561      28,940

Incremental shares due to common
  stock options                            -       41         -          22

Incremental shares due to put
  options                                  -        -         -           4
                                      ------   ------    ------      ------
Diluted average common shares
  outstanding                         28,430   28,991    28,561      28,966
                                      ======   ======    ======      ======

     For the quarter and nine months ended September 30, 2000, the computation of diluted common shares would be antidilutive; therefore, the amounts reported for basic and dilutive common shares are the same. Stock options to purchase shares of common stock of 1,236,475 for the quarter and nine months ended September 30, 1999, were not included in the above computations because the options' exercise prices were greater than the average market price of common shares.

NOTE 4. RESTRUCTURING AND OTHER CHARGES - In June 2000 the company recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization in its salaried workforce. In September the company recorded an $18.5 million pre-tax charge for costs related to the closure of a plywood plant in Idaho. The after-tax effect of both charges totaled $27.1 million or $.94 per diluted common share. The charges are shown as a separate line item in the costs and expenses section in the Statements of Earnings. A total of 505 salaried and hourly employee positions have been affected. As of September 30, 2000, $11.6 million had been recorded against the accrued liabilities associated with the charges.

NOTE 5.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                 September 30, 2000     December 31, 1999

  Raw materials                       $102,098              $ 97,666
  Work in process                        7,340                11,147
  Finished goods                       119,138                87,920
                                      --------              --------

                                      $228,576              $196,733
                                      ========              ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

     Net cash provided by operations for the first nine months of 2000, as presented in the Condensed Statements of Cash Flows on page 4, totaled $109.5 million, compared with $202.0 million for the same period in 1999. The decline was largely due to a decrease in net income of $44.4 million (which includes $27.1 million of after-tax charges) and a smaller net change in working capital components compared to the first nine months of 1999.

     The company's ratio of long-term debt to stockholders' equity was .89 to 1 at September 30, 2000, compared to .76 to 1 at December 31, 1999. Long-term debt increased $49.7 million during the first nine months of 2000. The company's credit lines enable it to classify up to $100.0 million of short-term borrowings as long-term debt should the company choose to do so.
Because the company intends to utilize this capability, $50.0 million of commercial paper has been classified as long-term debt. Stockholders' equity declined $74.5 million for the nine month period, primarily due to dividend payments of $37.3 million, treasury stock purchases of $21.8 million and a net loss of $11.8 million.

     The company maintains a credit line for general corporate purposes totaling $250.0 million, of which $100.0 million may be used for long-term debt and the balance may be used for short-term debt. At September 30, 2000, $210.4 million was outstanding under the credit line, through a combination of direct borrowings under the credit line and the issuance of commercial paper. The company believes that, on a long-term basis, the current credit line should be adequate to meet its liquidity needs. However, in the short-term, economic conditions may require it to seek additional borrowing capabilities.

     Working capital of $13.3 million at September 30, 2000, decreased $38.4 million from December 31, 1999. Increases in notes payable of $39.0 million and in accounts payable and accrued liabilities of $38.8 million were largely responsible for the unfavorable comparison. Accrued liabilities increased primarily due to special charges recorded in June and September totaling $44.5 million before taxes. The negative effect of these items on working capital was partially offset by increases in inventories of $31.8 million, as well as a decrease in current installments on long-term debt of $10.0 million.

     Capital expenditures totaled $119.0 million for the first nine months of 2000. Of this amount, the company spent $50.2 million in the wood products segment, which included expenditures for the modernization and expansion of the oriented strand board plant in Cook, Minnesota. Spending in the resource segment totaled $16.2 million. The company spent $18.6 million in the printing papers segment, the majority of which related to the expansion project at the company's pulp mill in Cloquet, Minnesota. Spending in the pulp and paper segment totaled $33.5 million for several environmental, safety and general replacement projects, including a retrofit of the recovery boiler at the company's pulp mill in Cypress Bend, Arkansas.

Results of Operations

     A summary of period-to-period changes in items included in the statements of earnings is presented on page 10 of this Form 10-Q. Certain 1999 amounts presented below have been reclassified to reflect changes in segment reporting.

Segment Information                                      (Dollars in thousands)
-------------------------------------------------------------------------------
                                       Third Quarter             Nine Months
                                      2000       1999          2000        1999
-------------------------------------------------------------------------------
Segment Sales
  Resource                       $ 112,225   $105,867    $  270,391  $  246,337
-------------------------------------------------------------------------------
  Wood products
    Oriented strand board           40,487     68,331       154,479     174,425
    Lumber                          58,917     69,314       186,998     199,968
    Plywood                          9,293     18,525        40,471      52,207
    Particleboard                    4,003      4,510        12,969      12,510
    Other                            7,424      4,323        21,748      20,856
-------------------------------------------------------------------------------
                                   120,124    165,003       416,665     459,966
-------------------------------------------------------------------------------
  Printing papers
    Printing papers                105,280    111,869       317,891     324,176
    Pulp                            15,067          -        34,734           -
-------------------------------------------------------------------------------
                                   120,347    111,869       352,625     324,176
-------------------------------------------------------------------------------
  Pulp and paper
    Paperboard                      97,794     93,953       295,499     276,093
    Tissue                          65,150     57,899       188,205     180,980
    Pulp                             6,593      6,941        16,556      19,263
-------------------------------------------------------------------------------
                                   169,537    158,793       500,260     476,336
-------------------------------------------------------------------------------
                                   522,233    541,532     1,539,941   1,506,815
Elimination of intersegment sales (105,388)   (94,941)     (255,673)   (230,763)
-------------------------------------------------------------------------------

Total consolidated net sales     $ 416,845   $446,591    $1,284,268  $1,276,052
===============================================================================

Intersegment sales or transfers
  Resource                       $ 101,368   $ 90,975    $  244,122  $  218,131
  Wood products                      3,145      3,958        10,126      12,589
  Printing papers                      862          -         1,384           -
  Pulp and paper                        13          8            41          43
-------------------------------------------------------------------------------

Total                            $ 105,388   $ 94,941    $  255,673  $  230,763
===============================================================================

                                       7

Segment Information (continued)                          (Dollars in thousands)
-------------------------------------------------------------------------------
                                       Third Quarter             Nine Months
                                      2000       1999          2000        1999
-------------------------------------------------------------------------------
Operating Income
  Resource                       $  23,546   $ 23,134    $   48,286  $   47,987
  Wood products*                   (29,012)    35,402           645      71,765
  Printing papers                    8,233     (5,125)        7,810      (7,378)
  Pulp and paper                     6,915      7,058        16,790       9,935
  Eliminations and adjustments      (2,209)    (3,997)       (3,986)        177
-------------------------------------------------------------------------------
                                     7,473     56,472        69,545     122,486
Corporate**                        (18,784)   (20,038)      (88,964)    (69,938)
-------------------------------------------------------------------------------

Consolidated earnings (loss)
  before taxes on income         $ (11,311)  $ 36,434    $  (19,419) $   52,548
===============================================================================

* Third quarter 2000 includes an $18.5 million charge related to the closure of a plywood plant in Idaho.
** Includes a $26.0 million restructuring charge for the nine months ended
   September 30, 2000.

     Earnings for the third quarter of 2000 were significantly lower compared to 1999's third quarter. The earnings decline was largely due to rapidly deteriorating market conditions for the company's wood products during the quarter, which contrasts sharply with the very favorable conditions during the same period a year ago. The company also recorded an $18.5 million charge in September for costs related to the closure of a plywood plant in Idaho. The after-tax effect of the charge was $11.3 million, or $.39 per diluted common share. Net earnings for the third quarter of 2000 were $4.4 million, or $.15 per diluted common share, before the charge. Including the charge, the company posted a net loss of $6.9 million, or $.24 per diluted common share. Third quarter 1999 net earnings were $22.6 million, or $.77 per diluted common share. Net sales were $416.8 million, compared with $446.6 million in the third quarter of 1999.

     Net earnings for the first nine months of 2000 were $15.3 million, or $.53 per diluted common share, before restructuring and other charges taken in the second and third quarters totaling $27.1 million after taxes. Including the charges, the company had a net loss for the first nine months of $11.8 million, or $.41 per diluted common share. Net earnings for the first nine months of 1999 were $32.6 million, or $1.12 per diluted common share. Net sales for the first nine months of 2000 and 1999 were $1.28 billion.

     The resource segment had operating income of $23.5 million for 2000's third quarter, compared to $23.1 million in the previous year's third quarter. Increased timber harvest volumes in Arkansas and income from the sale of timberland in Minnesota offset lower volumes and prices for timber in Idaho.

     The wood products segment reported an operating loss of $29.0 million for the third quarter of 2000, which includes the charge for the closure of the Idaho plywood plant. The segment earned $35.4 million in 1999's third quarter. The industry is operating in a drastically different environment than a year ago. Interest rate increases in the last twelve months have slowed construction activity and, combined with increased foreign imports, have caused net sales realizations to decline substantially for all of the company's solid wood products. Net sales realizations for oriented strand board were approximately 40% lower compared to the third quarter of 1999.

     The printing papers segment recorded third quarter operating income of $8.2 million, compared to a loss of $5.1 million reported a year ago. The improved results are largely due to sales of market pulp, which began this year as a result of the completion of the pulp mill expansion project in Cloquet, Minnesota. Demand for printing papers remained soft during the quarter.

     The pulp and paper segment reported third quarter operating income of $6.9 million, versus $7.1 million for 1999's third quarter. Net sales realizations for paperboard and tissue were higher compared to last year's third quarter. However, shipments declined for paperboard, which negatively affected results. Higher energy costs, namely electricity and natural gas, also contributed to the slightly unfavorable quarter-to-quarter income comparison. In addition, results were adversely affected by downtime resulting from a complete rebuild of the internal components of the recovery boiler at the company's pulp and paperboard mill in Arkansas. The rebuild, which commenced on September 7, 2000, was completed on October 23, 2000.

     Looking forward to the fourth quarter, the company agrees with the opinion of industry analysts that general economic conditions, low market pricing and the strength of the dollar will continue to inhibit earnings.

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

                              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                      Changes in Statements of Earnings
                                           (Dollars in thousands)



                                        Quarter Ended September 30          Nine Months Ended September 30
                                                            Increase                              Increase
                                        2000       1999    (Decrease)       2000         1999    (Decrease)
Net sales                             $416,845   $446,591       (7%)    $1,284,268   $1,276,052       1%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested        41,543     38,270        9%        121,209      110,843       9%
  Materials, labor and other
    operating expenses                 322,551    327,075       (1%)       997,700      967,787       3%
  Selling, general and
    administrative expenses             27,370     34,136      (20%)        93,642      100,932      (7%)
  Restructuring and other charges       18,502          -        *          44,502            -       *
Earnings from operations                 6,879     47,110      (85%)        27,215       96,490     (72%)
Interest expense                       (14,959)   (10,507)      42%        (43,637)     (34,846)     25%
Other expense, net                      (3,231)      (169)   1,812%         (2,997)      (9,096)    (67%)
Provision for taxes on income           (4,412)    13,845     (132%)        (7,574)      19,968    (138%)
Net earnings (loss)                     (6,899)    22,589     (131%)       (11,845)      32,580    (136%)


*Not a meaningful figure.

                                    PART II


ITEM 1.  Legal Proceedings

     In February and November 1997, the company received Notices of Violation ("NOVs") from Region 10 of the U.S. Environmental Protection Agency ("EPA"). Both NOVs alleged that the company violated the Prevention of Significant Deterioration permit requirements and permit requirements of the Idaho State Implementation Plan by burning tire derived fuel in the company's No. 4 power boiler in Lewiston, Idaho, in quantities which caused sulfur dioxide emissions to exceed permitted amounts over a five-year period beginning in 1992. Although the company believes it has defenses to the alleged violations, it agreed to settle the matter by paying a $500,000 civil penalty. In September 2000, a Complaint and Stipulation for Dismissal were filed in the United States District Court for the District of Idaho, Civil Action No. CIV00-477-S-BLW. On September 8, 2000 the Court issued its Order dismissing the case with prejudice. The company has paid the stipulated penalty.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

     The exhibit index is located on page 13 of this Form 10-Q.

Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended
September 30, 2000.

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


Date:  November 2, 2000

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 Exhibit Index



Exhibit



                                    PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt