Form 10-Q/A
period 2000-09-30
POTLATCH CORP
filed 2000-11-22
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-Q/A



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

                          Index to Form 10-Q/A





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

                                  PART I

Item 1.  Financial Statements

Is amended and restated in its entirety as follows:

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
------------------------------------------------------------------------------
                                          Quarter Ended       Six Months Ended
                                             June 30               June 30
                                         2000       1999       2000       1999
------------------------------------------------------------------------------
Net sales                            $428,840   $413,043   $867,423   $829,461
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested       38,829     35,146     79,666     72,573
  Materials, labor and other
    operating expenses                332,143    314,663    678,529    640,712
  Selling, general and
    administrative expenses            33,132     34,917     66,272     66,796

  Restructuring charge (Note 4)        26,000          -     26,000          -
------------------------------------------------------------------------------
                                      430,104    384,726    850,467    780,081
------------------------------------------------------------------------------
      Earnings (loss) from operations  (1,264)    28,317     16,956     49,380

Interest expense                      (14,627)   (11,995)   (28,678)   (24,339)

Other income (expense), net*              409     (1,217)       234     (8,927)
------------------------------------------------------------------------------
      Earnings (loss) before
        taxes on income               (15,482)    15,105    (11,488)    16,114

Provision for taxes on
  income (Note 2)                      (6,038)     5,739     (4,480)     6,123
------------------------------------------------------------------------------
Net earnings (loss)                  $ (9,444)  $  9,366   $ (7,008)  $  9,991
==============================================================================

Net earnings (loss) per
  common share (Note 3):
  Basic                                 $(.32)     $ .33      $(.24)     $ .35
  Diluted                                (.32)       .33       (.24)       .35
Dividends per common share
  (annual rate)                          1.74       1.74       1.74       1.74
Average shares outstanding
  (in thousands):
  Basic                                28,475     28,945     28,627     28,935
  Diluted                              28,475     28,982     28,627     28,947
------------------------------------------------------------------------------

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

*Six months amount for 1999 includes a nonrecurring charge of $7.5 million
 ($4.6 million after tax) for expenses related 	to the termination of efforts
 to form a timber real estate investment trust.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
2000 amounts unaudited (Dollars in thousands -
except per-share amounts)
------------------------------------------------------------------------------
                                                    June 30,      December 31,
                                                        2000              1999
------------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                          $    9,031        $   11,531
    Short-term investments                                39               159
    Receivables, net                                 205,844           184,312
    Inventories (Note 5)                             199,581           196,733
    Prepaid expenses                                  21,831            23,767
------------------------------------------------------------------------------
      Total current assets                           436,326           416,502
  Land, other than timberlands                         9,044             9,073
  Plant and equipment, at cost less
    accumulated depreciation                       1,615,535         1,616,055
  Timber, timberlands and related
    logging facilities                               336,354           335,194
  Other assets                                        75,431            69,676
------------------------------------------------------------------------------
                                                  $2,472,690        $2,446,500
==============================================================================
Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                 $  138,265        $  121,464
    Current installments on long-term debt               324            10,323
    Accounts payable and accrued liabilities         256,589           232,959
------------------------------------------------------------------------------
      Total current liabilities                      395,178           364,746
  Long-term debt                                     751,513           701,798
  Other long-term obligations                        175,323           172,986
  Deferred taxes                                     272,508           275,644
  Put options                                         14,527            10,287
  Stockholders' equity                               863,641           921,039
------------------------------------------------------------------------------
                                                  $2,472,690        $2,446,500
==============================================================================

Stockholders' equity per common share                 $30.38            $31.79
Working capital                                      $41,148           $51,756
Current ratio                                          1.1:1             1.1:1
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                   3

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
------------------------------------------------------------------------------
                                                            Six Months Ended
                                                                 June 30
                                                            2000          1999
------------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings (loss)                                   $ (7,008)    $   9,991
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                                79,666        72,573
    Deferred taxes                                        (3,136)        4,898
    Working capital changes                                5,277        24,898
    Other, net                                              (812)         (124)
------------------------------------------------------------------------------
    Net cash provided by operations                       73,987       112,236
------------------------------------------------------------------------------
Cash Flows From Investing
  Decrease in short-term investments                         120             -
  Additions to investments                                (1,852)       (3,535)
  Reductions in investments                                  549         9,938
  Receipt of note receivable                                   -        50,000
  Additions to plant and properties                      (72,749)     (133,625)
------------------------------------------------------------------------------
    Net cash used for investing                          (73,932)      (77,222)
------------------------------------------------------------------------------
Cash Flows From Financing
  Change in book overdrafts                               (4,091)       (6,798)
  Increase in notes payable                               16,801         8,344
  Proceeds from long-term debt                            50,000        99,935
  Repayment of long-term debt                            (10,284)     (109,984)
  Issuance of treasury stock                                 404           707
  Purchase of treasury stock                             (21,818)            -
  Dividends                                              (24,962)      (25,170)
  Other, net                                              (8,605)       (2,790)
------------------------------------------------------------------------------
    Net cash used for financing                           (2,555)      (35,756)
------------------------------------------------------------------------------
Decrease in cash                                          (2,500)         (742)
Balance at beginning of period                            11,531        11,650
------------------------------------------------------------------------------
Balance at end of period                                $  9,031     $  10,908
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

NOTE 5.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                     June 30, 2000    December 31, 1999

   Raw materials                       $ 83,787           $ 97,666
   Work in process                        5,695             11,147
   Finished goods                       110,099             87,920
                                       --------           --------
                                       $199,581           $196,733
                                       ========           ========

NOTE 6. RESTATEMENT - The company has restated its financial statements and is filing amended Form 10-Qs for the quarters ended June 30 and September 30, 2000 due to an unintentional accounting error that overstated the cost of inventories for the company's printing papers segment. The accounting error, which does not affect cash flow, resulted from an incorrect input into an inventory accounting valuation program implemented earlier in the year. The company uses the average cost method to determine the cost of its fine paper and pulp inventories. As a result of the error, inventory values were not written down quarterly as production costs decreased during the second and third quarters, resulting in the incorrect statement of operating earnings for the printing papers segment. The reduction in production costs resulted from improving operations at both the company's new pulp mill and its paper manufacturing and converting operations. The accounting error has been fully reviewed and corrected.

   As a result of these restatements, the company's net earnings for the quarter and six months ended June 30, 2000, before a nonrecurring charge, were $6.4 million and $8.9 million, respectively. This compares with previously reported net earnings of $8.5 million and $10.9 million, respectively. Including the charge, the company had net losses for the quarter and six months ended June 30, 2000, of $9.4 million and $7.0, respectively, compared to the previously reported losses of $7.4 million and $4.9 million.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Is amended and restated in its entirety as follows:

Liquidity and Capital Funding

   Net cash provided by operations for the first six months of 2000, as presented in the Condensed Statements of Cash Flows on page 4, totaled $74.0 million, compared with $112.2 million for the same period in 1999. The decline was largely due to a decrease in net income of $17.0 million and a smaller net change in working capital components compared to the first six months of 1999.

   The company's ratio of long-term debt to stockholders' equity was .87 to 1 at June 30, 2000, compared to .76 to 1 at December 31, 1999. Long-term debt increased $49.7 million during the first half of 2000. The company's credit lines enable it to classify up to $100.0 million of short-term borrowings as long-term debt should the company choose to do so. Because of this capability and the likelihood that $50.0 million of commercial paper issued during the period will be outstanding for more than a year, that amount has been classified as long-term debt. Stockholders' equity declined $57.4 million for the period, primarily due to dividend payments of $25.0 million, treasury stock purchases of $21.8 million and a net loss of $7.0 million.

   Working capital of $41.1 million at June 30, 2000, decreased $10.6 million from December 31, 1999. Increases in notes payable of $16.8 million and in accounts payable and accrued liabilities of $23.6 million were largely responsible for the unfavorable comparison. The negative effect of these items on working capital was partially offset by increases in receivables of $21.5 million, as well as a decrease in current installments on long-term debt of $10.0 million.

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

                          Results of Operations

   A summary of period-to-period changes in items included in the statements of earnings is presented on page 11 of this Form 10-Q/A. Certain 1999 amounts have been changed to reflect changes in segment reporting.

Segment Information                                (Dollars in thousands)
------------------------------------------------------------------------------
                                       Second Quarter            Six Months
                                      2000       1999         2000        1999
------------------------------------------------------------------------------
Segment Sales
  Resource                        $ 69,608   $ 65,390   $  158,166   $ 140,470
  Wood products
    Oriented strand board           57,609     61,600      113,992     106,094
    Lumber                          60,516     66,319      128,081     130,654
    Plywood                         14,056     17,211       31,178      33,682
    Particleboard                    4,204      4,237        8,966       8,000
    Other                            7,456      8,943       14,324      16,533
------------------------------------------------------------------------------
                                   143,841    158,310      296,541     294,963
------------------------------------------------------------------------------
  Printing papers
    Printing papers                104,670    103,883      212,611     212,307
    Pulp                            10,838          -       19,667           -
------------------------------------------------------------------------------
                                   115,508    103,883      232,278     212,307
------------------------------------------------------------------------------
  Pulp and paper
    Paperboard                      98,655     86,563      197,705     182,140
    Tissue                          63,506     59,228      123,055     123,081
    Pulp                             4,707      6,266        9,963      12,322
------------------------------------------------------------------------------
                                   166,868    152,057      330,723     317,543
------------------------------------------------------------------------------
                                   495,825    479,640    1,017,708     965,283
Elimination of intersegment sales  (66,985)   (66,597)    (150,285)   (135,822)
------------------------------------------------------------------------------
Total consolidated net sales      $428,840   $413,043   $  867,423   $ 829,461
==============================================================================
Intersegment sales or transfers
  Resource                        $ 63,397   $ 62,079   $  142,754   $ 127,156
  Wood products                      3,300      4,506        6,981       8,631
  Printing papers                      275          -          522           -
  Pulp and paper                        13         12           28          35
------------------------------------------------------------------------------
Total                             $ 66,985   $ 66,597   $  150,285   $ 135,822
==============================================================================
Operating Income
  Resource                        $ 11,957   $ 12,872   $   24,740   $  24,853
  Wood products                     13,929     29,300       29,657      36,363
  Printing papers                      331     (2,427)      (3,803)     (2,253)
  Pulp and paper                     6,531     (2,217)       9,875       2,877
  Eliminations and adjustments        (438)       754       (1,777)      4,174
------------------------------------------------------------------------------
                                    32,310     38,282       58,692      66,014
Corporate*                         (47,792)   (23,177)     (70,180)    (49,900)
------------------------------------------------------------------------------
Consolidated earnings (loss)
  before taxes on income          $(15,482)  $ 15,105   $  (11,488)  $  16,114
==============================================================================

* Includes a $26.0 million restructuring charge for the quarter and six months ended June 30, 2000.

   The company has restated its financial statements and is filing amended Form 10-Qs for the quarters ended June 30 and September 30, 2000 due to an unintentional accounting error that overstated the cost of inventories for the company's printing papers segment. The accounting error, which does not affect cash flow, resulted from an incorrect input into an inventory accounting valuation program implemented earlier in the year. The company uses the average cost method to determine the cost of its fine paper and pulp inventories. As a result of the error, inventory values were not written down quarterly as production costs decreased during the second and third quarters, resulting in the incorrect statement of operating earnings for the printing papers segment. The reduction in production costs resulted from improving operations at both the company's new pulp mill and its paper manufacturing and converting operations. The accounting error has been fully reviewed and corrected.

   As a result of these restatements, the company's net earnings for the second quarter of 2000 were $6.4 million or $.23 per diluted common share, before the restructuring charge. This compares with the previously reported net earnings of $8.5 million or $.30 per diluted common share. Including the charge, the company incurred a net loss of $9.4 million or $.32 per diluted common share, compared to the previously reported net loss of $7.4 million or $.25 per diluted common share.

   For the first half of 2000, net earnings were $8.9 million or $.31 per diluted common share, before the restructuring charge. Previously reported net earnings were $10.9 million or $.38 per diluted common share. Including the charge, the company incurred a net loss of $7.0 million or $.24 per diluted common share, compared to the previously reported net loss of $4.9 million or $.17 per diluted common share.

   Earnings from operations for the second quarter of 2000, excluding the restructuring charge, were lower compared to 1999's second quarter. Improved earnings from the company's pulp-based products were more than offset by lower results for the company's wood products.

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

   Net earnings for the second quarter of 2000 were $6.4 million or $.23 per diluted common share, before the charge. Including the charge, the company incurred a net loss of $9.4 million or $.32 per diluted common share. Second quarter 1999 net earnings were $9.4 million or $.33 per diluted common share. Net sales increased to $428.8 million from $413.0 million in the second quarter of 1999.

   Net earnings for the first half of 2000 were $8.9 million or $.31 per diluted common share, before the workforce reduction charge. Including the charge, the company incurred a net loss of $7.0 million or $.24 per diluted common share. Net earnings for the first half of 1999 were $14.6 million or $.51 per diluted common share, before a nonrecurring after-tax charge of $4.6 million taken in the first quarter. Including the charge, net earnings for the first half of 1999 were $10.0 million or $.35 per diluted common share. Net sales for the first half of 2000 were $867.4 million, compared with $829.5 million for 1999's first half.

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

   The printing papers segment recorded second quarter operating income of $.3 million, versus a loss of $2.4 million reported a year ago. Sales of market pulp and an improvement in net sales realizations for printing papers were largely responsible for the improved results. The company's printing paper manufacturing facilities in Minnesota, including the pulp mill in Cloquet, operated at improved levels compared to the first quarter of 2000. Operating income for this segment had been previously reported as $3.7 million prior to the revision for the inventory valuation error.

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

             POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Changes in Statements of Earnings
                          (Dollars in thousands)



                                         Quarter Ended June 30          Six Months Ended June 30
                                                        Increase                         Increase
                                      2000       1999  (Decrease)      2000       1999  (Decrease)

Net sales                         $428,840   $413,043      4%      $867,423   $829,461      5%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested    38,829     35,146     10%        79,666     72,573     10%
  Materials, labor and other
    operating expenses             332,143    314,663      6%       678,529    640,712      6%
  Selling, general and
    administrative expenses         33,132     34,917     (5%)       66,272     66,796     (1%)
  Restructuring charge              26,000          -      *         26,000          -      *
Earnings (loss) from operations     (1,264)    28,317   (104%)       16,956     49,380    (66%)
Interest expense                   (14,627)   (11,995)    22%       (28,678)   (24,339)    18%
Other income (expense), net            409     (1,217)     *            234     (8,927)     *
Provision for taxes on income       (6,038)     5,739   (205%)       (4,480)     6,123   (173%)
Net earnings (loss)                 (9,444)     9,366   (201%)       (7,008)     9,991   (170%)


*Not a meaningful figure.

                                 PART II


ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

   The exhibit index is located on page 14 of this Form 10-Q/A.

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


Date:  November 17, 2000

            POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Exhibit Index



Exhibit



                                  PART II

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt