Form 10-Q/A
period 2000-09-30
POTLATCH CORP
filed 2000-11-22
CIK 79716

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

                                     PART I

Item 1.  Financial Statements

Is amended and restated in its entirety as follows:

Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
-------------------------------------------------------------------------------
                                          Quarter Ended       Nine Months Ended
                                          September 30           September 30
                                         2000       1999       2000        1999
-------------------------------------------------------------------------------
Net sales                            $416,845   $446,591 $1,284,268  $1,276,052
-------------------------------------------------------------------------------
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested       41,543     38,270    121,209     110,843
  Materials, labor and other
    operating expenses                328,458    327,075  1,006,987     967,787
  Selling, general and
    administrative expenses            27,370     34,136     93,642     100,932
  Restructuring and
    other charges (Note 4)             18,502          -     44,502           -
-------------------------------------------------------------------------------

                                      415,873    399,481  1,266,340   1,179,562
-------------------------------------------------------------------------------

      Earnings from operations            972     47,110     17,928      96,490

Interest expense                      (14,959)   (10,507)   (43,637)    (34,846)

Other expense, net*                    (3,231)      (169)    (2,997)     (9,096)
-------------------------------------------------------------------------------

      Earnings (loss) before
        taxes on income               (17,218)    36,434    (28,706)     52,548

Provision for taxes on
  income (Note 2)                      (6,715)    13,845    (11,195)     19,968
-------------------------------------------------------------------------------

Net earnings (loss)                  $(10,503)  $ 22,589 $  (17,511) $   32,580
===============================================================================

Net earnings (loss) per
  common share (Note 3):
  Basic                                 $(.37)     $ .78      $(.61)      $1.13
  Diluted                                (.37)       .77       (.61)       1.12
Dividends per common share
  (annual rate)                          1.74       1.74       1.74        1.74
Average shares outstanding
  (in thousands):
  Basic                                28,430     28,950     28,561      28,940
  Diluted                              28,430     28,991     28,561      28,966
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

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
2000 amounts unaudited (Dollars in thousands -
except per-share amounts)
--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                           2000             1999
--------------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                             $   11,237       $   11,531
    Short-term investments                                    9              159
    Receivables, net                                    185,698          184,312
    Inventories (Note 5)                                219,290          196,733
    Prepaid expenses                                     20,336           23,767
--------------------------------------------------------------------------------
      Total current assets                              436,570          416,502
  Land, other than timberlands                            9,044            9,073
  Plant and equipment, at cost less
    accumulated depreciation                          1,623,132        1,616,055
  Timber, timberlands and related
    logging facilities                                  335,043          335,194
  Other assets                                           79,480           69,676
--------------------------------------------------------------------------------

                                                     $2,483,269       $2,446,500
================================================================================

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable                                    $  160,440       $  121,464
    Current installments on long-term debt                  325           10,323
    Accounts payable and accrued liabilities            271,049          232,959
--------------------------------------------------------------------------------
      Total current liabilities                         431,814          364,746
  Long-term debt                                        751,530          701,798
  Other long-term obligations                           177,861          172,986
  Deferred taxes                                        266,688          275,644
  Put options                                            14,527           10,287
  Stockholders' equity                                  840,849          921,039
--------------------------------------------------------------------------------

                                                     $2,483,269       $2,446,500
================================================================================

Stockholders' equity per common share                    $29.58           $31.79
Working capital                                          $4,756          $51,756
Current ratio                                             1.0:1            1.1:1
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                       3

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
-------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                                September 30
                                                              2000         1999
-------------------------------------------------------------------------------
Cash Flows From Operations
  Net earnings (loss)                                    $ (17,511)   $  32,580
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operations:
    Depreciation, amortization and cost of
      fee timber harvested                                 121,209      110,843
    Deferred taxes                                          (8,956)      15,974
    Working capital changes                                 16,369       42,801
    Other, net                                              (1,599)        (244)
-------------------------------------------------------------------------------

    Net cash provided by operations                        109,512      201,954
-------------------------------------------------------------------------------

Cash Flows From Investing
  Decrease in short-term investments                           150            -
  Additions to investments                                  (3,525)     (50,827)
  Reductions in investments                                    918       56,835
  Receipt of note receivable                                     -       50,000
  Additions to plant and properties                       (119,040)    (205,116)
-------------------------------------------------------------------------------

    Net cash used for investing                           (121,497)    (149,108)
-------------------------------------------------------------------------------

Cash Flows From Financing
  Change in book overdrafts                                  1,209       (1,679)
  Increase (decrease) in notes payable                      38,976       (5,162)
  Proceeds from long-term debt                              50,000       99,935
  Repayment of long-term debt                              (10,266)    (109,967)
  Issuance of treasury stock                                   468          785
  Purchase of treasury stock                               (21,818)           -
  Dividends                                                (37,328)     (37,763)
  Other, net                                                (9,550)         545
-------------------------------------------------------------------------------

    Net cash provided by (used for) financing               11,691      (53,306)
-------------------------------------------------------------------------------

Decrease in cash                                              (294)        (460)
Balance at beginning of period                              11,531       11,650
-------------------------------------------------------------------------------

Balance at end of period                                 $  11,237    $  11,190
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

NOTE 4. RESTRUCTURING AND OTHER CHARGES - In June 2000 the company recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization in its salaried workforce. In September the company recorded an $18.5 million pre-tax charge for costs related to the closure of a plywood plant in Idaho. The after-tax effect of both charges totaled $27.1 million or $.95 per diluted common share. The charges are shown as a separate line item in the costs and expenses section in the Statements of Earnings. A total of 505 salaried and hourly employee positions have been affected. As of September 30, 2000, $11.6 million had been recorded against the accrued liabilities associated with the charges.

NOTE 5.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                 September 30, 2000     December 31, 1999

  Raw materials                       $102,189              $ 97,666
  Work in process                        6,418                11,147
  Finished goods                       110,683                87,920
                                      --------              --------

                                      $219,290              $196,733
                                      ========              ========

NOTE 6. RESTATEMENT - The company has restated its financial statements and is filing amended Form 10-Qs for the quarters ended June 30 and September 30, 2000 due to an unintentional acccounting error that overstated the cost of inventories for the company's printing papers segment. The accounting error, which does not affect cash flow, resulted from an incorrect input into an inventory accounting valuation program implemented earlier in the year. The company uses the average cost method to determine the cost of its fine paper and pulp inventories. As a result of the error, inventory values were not written down quarterly as production costs decreased during the second and third quarters, resulting in the incorrect statement of operating earnings for the printing papers segment. The reduction in production costs resulted from improving operations at both the company's new pulp mill and its paper manufacturing and converting operations. The accounting error has been fully reviewed and corrected.

     As a result of these restatements, the company's net earnings for the quarter and nine months ended September 30, 2000, before nonrecurring charges, were $.8 million and $9.6 million, respectively. This compares with previously reported net earnings of $4.4 million and $15.3 million, respectively. Including the charges, the company had net losses for the quarter and nine months ended September 30, 2000, of $10.5 million and $17.5 million, respectively, compared to the previously reported losses of $6.9 million and $11.8 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Is amended and restated in its entirety as follows:

Liquidity and Capital Funding

     Net cash provided by operations for the first nine months of 2000, as presented in the Condensed Statements of Cash Flows on page 4, totaled $109.5 million, compared with $202.0 million for the same period in 1999. The decline was largely due to a decrease in net income of $50.1 million (which includes $27.1 million of after-tax charges) and a smaller net change in working capital components compared to the first nine months of 1999.

     The company's ratio of long-term debt to stockholders' equity was .89 to 1 at September 30, 2000, compared to .76 to 1 at December 31, 1999. Long-term debt increased $49.7 million during the first nine months of 2000. The company's credit lines enable it to classify up to $100.0 million of short-term borrowings as long-term debt should the company choose to do so.
Because the company intends to utilize this capability, $50.0 million of commercial paper has been classified as long-term debt. Stockholders' equity declined $80.2 million for the nine month period, primarily due to dividend payments of $37.3 million, treasury stock purchases of $21.8 million and a net loss of $17.5 million.

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

     Working capital of $4.8 million at September 30, 2000, decreased $47.0 million from December 31, 1999. Increases in notes payable of $39.0 million and in accounts payable and accrued liabilities of $38.1 million were largely responsible for the unfavorable comparison. Accrued liabilities increased primarily due to special charges recorded in June and September totaling $44.5 million before taxes. The negative effect of these items on working capital was partially offset by increases in inventories of $22.6 million, as well as a decrease in current installments on long-term debt of $10.0 million.

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

Segment Information                                      (Dollars in thousands)
-------------------------------------------------------------------------------
                                       Third Quarter             Nine Months
                                      2000       1999          2000        1999
-------------------------------------------------------------------------------
Segment Sales
  Resource                       $ 112,225   $105,867    $  270,391  $  246,337
-------------------------------------------------------------------------------
  Wood products
    Oriented strand board           40,487     68,331       154,479     174,425
    Lumber                          58,917     69,314       186,998     199,968
    Plywood                          9,293     18,525        40,471      52,207
    Particleboard                    4,003      4,510        12,969      12,510
    Other                            7,424      4,323        21,748      20,856
-------------------------------------------------------------------------------
                                   120,124    165,003       416,665     459,966
-------------------------------------------------------------------------------
  Printing papers
    Printing papers                105,280    111,869       317,891     324,176
    Pulp                            15,067          -        34,734           -
-------------------------------------------------------------------------------
                                   120,347    111,869       352,625     324,176
-------------------------------------------------------------------------------
  Pulp and paper
    Paperboard                      97,794     93,953       295,499     276,093
    Tissue                          65,150     57,899       188,205     180,980
    Pulp                             6,593      6,941        16,556      19,263
-------------------------------------------------------------------------------
                                   169,537    158,793       500,260     476,336
-------------------------------------------------------------------------------
                                   522,233    541,532     1,539,941   1,506,815
Elimination of intersegment sales (105,388)   (94,941)     (255,673)   (230,763)
-------------------------------------------------------------------------------

Total consolidated net sales     $ 416,845   $446,591    $1,284,268  $1,276,052
===============================================================================

Intersegment sales or transfers
  Resource                       $ 101,368   $ 90,975    $  244,122  $  218,131
  Wood products                      3,145      3,958        10,126      12,589
  Printing papers                      862          -         1,384           -
  Pulp and paper                        13          8            41          43
-------------------------------------------------------------------------------

Total                            $ 105,388   $ 94,941    $  255,673  $  230,763
===============================================================================

Operating Income
  Resource                       $  23,546   $ 23,134    $   48,286  $   47,987
  Wood products*                   (29,012)    35,402           645      71,765
  Printing papers                    2,326     (5,125)       (1,477)     (7,378)
  Pulp and paper                     6,915      7,058        16,790       9,935
  Eliminations and adjustments      (2,209)    (3,997)       (3,986)        177
-------------------------------------------------------------------------------
                                     1,566     56,472        60,258     122,486
Corporate**                        (18,784)   (20,038)      (88,964)    (69,938)
-------------------------------------------------------------------------------

Consolidated earnings (loss)
  before taxes on income         $ (17,218)  $ 36,434    $  (28,706) $   52,548
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

     As a result of these restatements, the company's net earnings for the third quarter of 2000 were $.8 million or $.03 per diluted common share, before the nonrecurring charge. This compares with the previously reported net earnings of $4.4 million or $.15 per diluted common share. Including the charge, the company incurred a net loss of $10.5 million or $.37 per diluted common share, compared to the previously reported net loss of $6.9 million or $.24 per diluted common share.

     For the first nine months of 2000, net earnings were $9.6 million or $.34 per diluted common share, before the nonrecurring charges. Previously reported net earnings were $15.3 million or .53 per diluted common share. Including the charges, the company incurred a net loss of $17.5 million or $.61 per diluted common share, compared to the previously reported net loss of $11.8 million or $.41 per diluted common share.

     Earnings for the third quarter of 2000 were significantly lower compared to 1999's third quarter. The earnings decline was largely due to rapidly deteriorating market conditions for the company's wood products during the quarter, which contrasts sharply with the very favorable conditions during the same period a year ago. The company also recorded an $18.5 million charge in September for costs related to the closure of a plywood plant in Idaho. The after-tax effect of the charge was $11.3 million, or $.40 per diluted common share. Net earnings for the third quarter of 2000 were $.8 million, or $.03 per diluted common share, before the charge. Including the charge, the company posted a net loss of $10.5 million, or $.37 per diluted common share. Third quarter 1999 net earnings were $22.6 million, or $.77 per diluted common share. Net sales were $416.8 million, compared with $446.6 million in the third quarter of 1999.

     Net earnings for the first nine months of 2000 were $9.6 million, or $.34 per diluted common share, before restructuring and other charges taken in the second and third quarters totaling $27.1 million after taxes. Including the charges, the company had a net loss for the first nine months of $17.5 million, or $.61 per diluted common share. Net earnings for the first nine months of 1999 were $32.6 million, or $1.12 per diluted common share. Net sales for the first nine months of 2000 and 1999 were $1.28 billion.

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

     The printing papers segment recorded third quarter operating income of $2.3 million, compared to a loss of $5.1 million reported a year ago. The improved results are largely due to sales of market pulp, which began this year as a result of the completion of the pulp mill expansion project in Cloquet, Minnesota. Demand for printing papers remained soft during the quarter. Operating income for this segment had been previously reported as $8.2 million prior to the revision for the inventory valuation error.

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

                              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                      Changes in Statements of Earnings
                                           (Dollars in thousands)



                                        Quarter Ended September 30          Nine Months Ended September 30
                                                            Increase                              Increase
                                        2000       1999    (Decrease)       2000         1999    (Decrease)
Net sales                             $416,845   $446,591       (7%)    $1,284,268   $1,276,052       1%
Costs and expenses:
  Depreciation, amortization and
    cost of fee timber harvested        41,543     38,270        9%        121,209      110,843       9%
  Materials, labor and other
    operating expenses                 328,458    327,075        -%      1,006,987      967,787       4%
  Selling, general and
    administrative expenses             27,370     34,136      (20%)        93,642      100,932      (7%)
  Restructuring and other charges       18,502          -        *          44,502            -       *
Earnings from operations                   972     47,110      (98%)        17,928       96,490     (81%)
Interest expense                       (14,959)   (10,507)      42%        (43,637)     (34,846)     25%
Other expense, net                      (3,231)      (169)   1,812%         (2,997)      (9,096)    (67%)
Provision for taxes on income           (6,715)    13,845     (149%)       (11,195)      19,968    (156%)
Net earnings (loss)                    (10,503)    22,589     (146%)       (17,511)      32,580    (154%)


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