Form 10-K405
period 2000-12-31
POTLATCH CORP
filed 2001-03-20
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                                       Commission File
December 31, 2000                                                 Number 1-5313
                              [LOGO OF POTLATCH]

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

Common Stock,                                              New York Stock
 ($1 par value)                                            Exchange
                                                           Pacific Exchange
                                                           Chicago Stock
                                                           Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2001, was approximately $854.8 million.

The number of shares of common stock outstanding as of January 31, 2001:
28,346,434 shares of Common Stock, par value of $1 per share.

                      Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2001 annual meeting of stockholders are incorporated by reference in Part III hereof.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            INDEX TO 2000 FORM 10-K

                                                                         Page
                                                                        Number
                                                                        ------

                                     PART I

 ITEM 1.  Business....................................................    2-4

 ITEM 2.  Properties..................................................      5

 ITEM 3.  Legal Proceedings...........................................      5

 ITEM 4.  Submission of Matters to a Vote of Security Holders.........      6

 Executive Officers of the Registrant..................................     6

                                     PART II

 ITEM 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      7

 ITEM 6.  Selected Financial Data.....................................      7

 ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      7

 ITEM 8.  Financial Statements and Supplementary Data.................      7

 ITEM 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      7

                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant..........      8

 ITEM 11. Executive Compensation......................................      8

 ITEM 12. Security Ownership of Certain Beneficial Owners and
          Management..................................................      8

 ITEM 13. Certain Relationships and Related Transactions..............      8

                                     PART IV

 ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      9

 SIGNATURES............................................................ 10-11

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................    12

 EXHIBIT INDEX......................................................... 38-39

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

  Information relating to the amounts of net sales, operating income (loss) and identifiable assets attributable to each of the company's industry segments for 1998-2000 is included in Note 13 to the financial statements on pages 33-35 of this report.

  This report contains, in addition to historical information, certain forward-looking statements, including without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures and timber supply issues. These forward-looking statements are based on management's best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. The company's actual results of operations could differ materially from those expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for the company's products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for the company's products; unanticipated manufacturing disruptions; and changes in raw material, energy and other costs.

Resource

  The principal source of raw material used in the company's operations is wood fiber obtained from its own timberlands and purchased on the open market. The company owns in fee approximately 1.5 million acres of timberland: 501,000 acres in Arkansas, 671,000 acres in Idaho and 337,000 acres in Minnesota. The company also owns 22,000 acres of agricultural land in Oregon which is being developed for production of hybrid poplar, an alternative source of fiber.

  The primary functions of the resource segment are managing company-owned timberlands and supplying the fiber requirements of the company's manufacturing facilities. A majority of its revenues are derived through sales of sawlogs and pulpwood at market prices to the company's manufacturing facilities. A portion of annual revenues is also generated from log sales to third parties, sales of nonstrategic land parcels and receipts from hunting leases. The majority of the segment's revenue is derived from trees grown on the company's timberlands.

  The amount of timber harvested in any year from company-owned lands varies according to the requirements of sound forest management and the supply of timber available for purchase on the open market. The company intends to manage long-term harvest levels on its timberlands in a manner that ensures sustainable yields consistent with the Sustainable Forestry Initiative Program, thus providing for a continuous supply of wood fiber in the future. By continually improving forestry and silviculture techniques and other forest management practices, the company has been able to increase the volume of wood fiber produced per acre from its timberlands. In most cases, the cost of timber from company land is substantially below the cost of timber obtained on the open market.

  The company's fee lands provided approximately 55 percent of its sawlogs in 2000 and an average of 67 percent over the past five years. Including the raw materials used for pulp, oriented strand board and particleboard, these percentages were 30 percent in 2000 and an average of

41 percent over the past five years. Additional logs and fiber are obtained from private landowners, state and local governments, and other third party vendors.

  At the present time, timber from the company's lands, together with outside purchases, is adequate to support manufacturing operations. For more than a decade, the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. This trend has had a favorable effect on earnings for the segment, but the long-term effect of this trend on company earnings cannot be predicted.

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

  To produce these solid wood products, the company owns and operates several manufacturing facilities in Arkansas, Idaho and Minnesota. A description of these facilities is included under Item 2 of this report. The company's plywood mill in Jaype, Idaho, which had annual production capacity of 130,000 MSF, was permanently closed in September 2000, due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The company continues to operate its remaining plywood mill in St. Maries, Idaho, which has approximately the same capacity as the mill that was closed.

  The forest products industry is highly competitive, and the company competes with substantially larger forest products companies and companies that manufacture substitutes for wood and wood fiber products. The company believes it is one of the larger manufacturers of OSB. However, its sales of OSB are less than ten percent of the total market for this product. The company's share of the market for lumber, plywood and particleboard is not significant compared to the total U.S. market for these products. The company's principal methods of competing are product quality, customer service and price.

Printing Papers

  The company produces and markets coated printing papers at two facilities in Minnesota. It also produces bleached pulp at one of those facilities. A description of these facilities is included under Item 2 of this report.

  Pulp for these paper mills is supplied primarily by the company's bleached hardwood kraft pulp mill in Cloquet, Minnesota, and secondarily by purchases of market pulp, including recycled pulp. The company has completed a major modernization and expansion of its Minnesota pulp mill, which gives it the capability to supply all of the pulp needs of the two coated paper mills, except for recycled pulp. Excess hardwood pulp production is sold as market pulp. The majority of pulp sales are made through agents. The company does not consider itself among the larger North American sellers of hardwood market pulp.

  Printing papers are used primarily for annual reports, showroom catalogs, art reproductions and high-quality advertising and are sold principally to paper merchants for distribution. Various company sales offices located throughout the United States are utilized to service customers. Although the company is not one of the larger manufacturers of printing papers, it is one of the nation's leading producers of premium coated papers. The company's principal methods of competing are product quality, customer service and price.

Pulp and Paper

  The company produces and markets bleached paperboard, tissue products and bleached pulp. A description of the facilities used to produce these products is included under Item 2 of this report.

  The company is a major producer of bleached paperboard in the United States. Bleached paperboard manufactured by the company is used primarily for the packaging of liquids and other food products, pharmaceuticals, toiletries and other consumable goods as well as paper cups and paper plates. The company is also a leading North American producer of private label household tissue products, although the company's share of the total household tissue market is less than ten percent. The company's household tissue products (facial and bathroom tissues, towels and napkins) are packaged to order for grocery and drug chains and cooperative buying organizations. These products are sold to consumers under customer brand names and compete with nationally advertised and other private label brands. The company does not consider itself among the larger North American manufacturers of softwood market pulp.

  The company utilizes various methods of sale and distribution for its softwood pulp and paper products. In general, it maintains domestic sales offices through which it sells paperboard to packaging converters. The majority of international paperboard sales are made through sales representative offices in Japan, Australia, China and other Southeast Asian countries. Tissue products are sold to major retail outlets through brokers. The majority of softwood market pulp sales also are generally made through agents. The company's principal methods of competing are product quality, customer service and price.

Environment

  Information regarding environmental matters is included under Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 of this report.

Employees

  As of December 31, 2000, the company had approximately 6,500 employees. Labor contracts expiring in 2001 are as follows:

                                                                    Approximate
    Contract                                                         Number of
   Expiration                                                         Hourly
      Date             Location                    Union             Employees
   ----------          --------                    -----            -----------
   May 7        Wood Products           International Association       240
                Southern Division &     of Machinists &
                Resource Management     Aerospace Workers
                Division
                Warren, Arkansas

   October 14   Wood Products           Paper, Allied-Industrial,       140
                Minnesota Division      Chemical and Energy Workers
                Grand Rapids, Minnesota International Union

ITEM 2. PROPERTIES

  For information regarding the company's timberlands, see the discussion under the heading "Resource" on pages 2-3 of this report. The principal manufacturing facilities of the company, together with their respective 2000 capacities and production, are as follows:

                                                   Capacity        Production
                                               ---------------- ----------------
Wood Products
 Oriented Strand Board Plants: (A)
  Bemidji, Minnesota.......................... 515,000 m.sq.ft. 510,000 m.sq.ft.
  Cook, Minnesota (B)......................... 250,000 m.sq.ft. 241,000 m.sq.ft.
  Grand Rapids, Minnesota..................... 355,000 m.sq.ft. 345,000 m.sq.ft.
 Sawmills:
  Prescott, Arkansas.......................... 150,000 m.bd.ft. 147,000 m.bd.ft.
  Warren, Arkansas (C)........................ 170,000 m.bd.ft. 174,000 m.bd.ft.
  Lewiston, Idaho............................. 160,000 m.bd.ft. 150,000 m.bd.ft.
  St. Maries, Idaho...........................  90,000 m.bd.ft.  88,000 m.bd.ft.
  Bemidji, Minnesota..........................  85,000 m.bd.ft.  79,000 m.bd.ft.
 Plywood Plants: (A)
  Jaype, Idaho*...............................  85,000 m.sq.ft.  68,000 m.sq.ft.
  St. Maries, Idaho........................... 130,000 m.sq.ft. 104,000 m.sq.ft.
 Particleboard Plant: (D)
  Post Falls, Idaho...........................  70,000 m.sq.ft.  69,000 m.sq.ft.
Printing Papers
 Pulp Mill:
  Cloquet, Minnesota..........................     425,000 tons     348,000 tons
 Printing Paper Mills:
  Brainerd, Minnesota.........................     160,000 tons     140,000 tons
  Cloquet, Minnesota..........................     230,000 tons     227,000 tons
Pulp and Paper
 Pulp Mills:
  Cypress Bend, Arkansas......................     255,000 tons     244,000 tons
  Lewiston, Idaho.............................     500,000 tons     488,000 tons
 Bleached Paperboard Mills:
  Cypress Bend, Arkansas......................     275,000 tons     260,000 tons
  Lewiston, Idaho.............................     355,000 tons     333,000 tons
 Tissue Mill:
  Lewiston, Idaho.............................     170,000 tons     169,000 tons
 Tissue Converting Facilities:
  Lewiston, Idaho.............................     110,000 tons     108,000 tons
  Las Vegas, Nevada...........................      40,000 tons      37,000 tons

--------
 *   Capacity is prorated to date of closure.
(A)  3/8" Basis
(B)  The capacity in 2001 is 435,000 m.sq.ft.
(C)  There are two sawmills in Warren.
(D)  3/4" Basis

ITEM 3. LEGAL PROCEEDINGS

  The company is not a party to any legal proceedings requiring disclosure under Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers of the Registrant

  Information as of March 1, 2001, and for the past five years concerning the executive officers of the company is as follows:

  L. Pendleton Siegel (age 58), first elected an officer in 1983, has served as Chairman of the Board and Chief Executive Officer since May 1999. From May 1994 to May 1999, he was President and Chief Operating Officer. Mr. Siegel was elected a director of the company effective November 1997. He is a member of the Finance Committee of the Board of Directors.

  Richard L. Paulson (age 59), first elected an officer in 1992, has served as President and Chief Operating Officer since May 1999. From May 1996 through April 1999, he was Vice President, Minnesota Pulp and Paper Division. Prior to May 1996, he was Vice President, Consumer Products Division.

  Phillip M. Baker (age 41), first elected an officer in 1999, has served as Vice President, Minnesota Pulp and Paper Division, since May 1999. Prior to May 1999, he was an appointed officer and served in the following positions: from December 1997 through April 1999 he was Vice President, Sales and Marketing for the Minnesota Pulp and Paper Division; from October 1997 through November 1997 he was Vice President, Marketing, for the Minnesota Pulp and Paper Division. From May 1996 through September 1997 he was Director of Purchasing Services. Prior to May 1996, he was the Environmental Manager for Pulp-Based Operations.

  Gerald L. Zuehlke (age 52), first elected an officer in 1994, has served as Vice President, Finance, Chief Financial Officer and Treasurer since June 2000. From June 1994 to June 2000, he was Treasurer.

  Richard K. Kelly (age 53), first elected an officer in 1999, has served as Vice President, Wood Products Division, since July 1999. In May 1999 he was elected Vice President, Western Wood Products Division. From April 1993 to May 1999, he was an appointed officer and served as Vice President, Western Wood Products Division.

  John R. Olson (age 52), first elected an officer in 1999, has served as Vice President, Resource Management Division, since May 1999. From August 1998 through May 1999 he was an appointed officer serving as Vice President, Resource Management Division. From August 1992 to August 1998, he was Poplar Project Manager.

  Craig H. Nelson (age 44), first elected an officer in 1996, has served as Vice President, Consumer Products and Paperboard Division, since May 2000. From May 1996 through May 2000, he was Vice President, Consumer Products Division. Prior to May 1996, he was an appointed officer serving as Vice President, Manufacturing, Consumer Products Division.

NOTE: The aforementioned officers of the company are elected to hold office until the officer's successor has been duly elected and has qualified or until the earlier of the officer's death, resignation, retirement or removal by the board.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                                                         2000          1999
                                                     ------------- -------------
     Quarter                                          High   Low    High   Low
     -------                                         ------ ------ ------ ------
     1st............................................ $44.88 $36.00 $39.50 $32.50
     2nd............................................  44.50  32.94  44.44  33.94
     3rd............................................  37.63  29.75  44.06  38.19
     4th............................................  34.38  28.56  45.50  39.06
     Year...........................................  44.88  28.56  45.50  32.50

  In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 3,100 common stockholders of record at December 31, 2000.

  Quarterly dividend payments per common share for 2000 and 1999 were:

     Quarter                                                         2000  1999
     -------                                                         ----- -----
     1st............................................................ $.435 $.435
     2nd............................................................  .435  .435
     3rd............................................................  .435  .435
     4th............................................................  .435  .435
                                                                     ----- -----
                                                                     $1.74 $1.74
                                                                     ===== =====

ITEMS 6, 7 AND 8

  The information called for by Items 6, 7 and 8, inclusive, of Part II of this form is contained in the following sections of this Report at the pages indicated below:

                                                                         Page
                                                                        Number
                                                                        ------
     ITEM 6. Selected Financial Data..................................     13
     ITEM 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  13-18
     ITEM 8. Financial Statements and Supplementary Data..............  19-37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the company is set forth under the heading "Election of Directors" on pages 3-5 of the company's definitive proxy statement, dated March 28, 2001, for the 2001 annual meeting of stockholders (the "2001 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4.

ITEM 11. EXECUTIVE COMPENSATION

  Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 8-12 of the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of management set forth under the heading "Stock Ownership" on pages 6-7 of the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information set forth under the heading "Certain Transactions" on page 12 of the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial statements are listed in the Index to Consolidated Financial Statements on page 12 of this Form 10-K. No financial statement schedules are presented because they are either immaterial, not required, or the required information is given in the consolidated financial statements.

  (b) The company filed a current report on Form 8-K dated November 15, 2000, which reported under Item 5, "Other Events," that the company was revising its financial statements for the quarters ended June 30 and September 30, 2000, due to an accounting error.

  (c) Exhibits are listed in the Exhibit Index on pages 38-39 of this Form 10-
K.

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

                                          Potlatch Corporation
                                          (Registrant)

                                                /s/ L. Pendleton Siegel
                                          By: _________________________________
                                                    L. Pendleton Siegel
                                              Chairman of the Board and Chief
                                                     Executive Officer

Date: March 29, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2001, by the following persons on behalf of the company in the capacities indicated.

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

      /s/ Richard L. Paulson           President and Chief
By: __________________________________  Operating Officer
          Richard L. Paulson            (Principal Operating
                                        Officer)

      /s/ Gerald L. Zuehlke            Vice President, Finance,
By: __________________________________  Chief Financial Officer
          Gerald L. Zuehlke             and Treasurer (Principal
                                        Financial Officer)

       /s/ Terry L. Carter             Controller (Principal
By: __________________________________  Accounting Officer)
           Terry L. Carter

                 *                     Director
______________________________________
          Richard A. Clarke

                 *                     Director
______________________________________
           Kenneth T. Derr

                 *                     Director
______________________________________
            Boh A. Dickey

              Signature                          Title
              ---------                          -----

                 *                     Director
______________________________________
          Vivian W. Piasecki

                  *                    Director
______________________________________
          Gregory L. Quesnel

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

                  *                    Director
______________________________________
          Reuben F. Richards

                  *                    Director
______________________________________
          Judith M. Runstad

                  *                    Director
______________________________________
      Frederick T. Weyerhaeuser

                  *                    Director
______________________________________
     Dr. William T. Weyerhaeuser

       /s/ Malcolm A. Ryerse
*By: _________________________________
          Malcolm A. Ryerse
          (Attorney-in-fact)

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following documents are filed as part of this Report:

                                                                          Page
                                                                         Number
                                                                         ------
Consolidated Financial Statements:

  Selected Financial Data...............................................    13

  Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................ 13-18

  Statements of Earnings for the years ended December 31, 2000, 1999 and
   1998.................................................................    19

  Balance Sheets at December 31, 2000 and 1999..........................    20

  Statements of Cash Flows for the years ended December 31, 2000, 1999
   and 1998.............................................................    21

  Statements of Stockholders' Equity for the years ended December 31,
   2000, 1999 and 1998..................................................    22

  Summary of Principal Accounting Policies.............................. 23-24

  Notes to Consolidated Financial Statements............................ 25-36

  Independent Auditors' Report..........................................    37

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            SELECTED FINANCIAL DATA
               (Dollars in thousands--except per-share amounts)

                            2000        1999       1998       1997       1996
                         ----------  ---------- ---------- ---------- ----------
Net sales............... $1,808,770  $1,808,388 $1,688,705 $1,693,371 $1,675,756
Net earnings (loss):
 Before extraordinary
  item..................    (33,214)     40,947     37,232     36,059     61,534
 After extraordinary
  item..................    (33,214)     40,947     37,232     36,059     58,089
Net cash provided by
 operations.............     93,912     204,629    217,544    154,891    224,776
Working capital.........     44,740      51,756     97,556    106,221    117,966
Current ratio...........   1.1 to 1    1.1 to 1   1.3 to 1   1.4 to 1   1.5 to 1
Long-term debt
 (noncurrent portion)... $  801,549  $  701,798 $  712,113 $  722,080 $  672,048
Stockholders' equity....    813,236     921,039    930,906    951,592    954,195
Debt to stockholders'
 equity ratio...........   .99 to 1    .76 to 1   .76 to 1   .76 to 1   .70 to 1
Capital expenditures.... $  166,422  $  247,651 $  147,027 $  158,485 $  239,908
Total assets............  2,542,445   2,446,500  2,377,306  2,365,136  2,265,679
Basic net earnings
 (loss) per common
 share:
 Before extraordinary
  item.................. $    (1.16) $     1.41 $     1.28 $     1.25 $     2.13
 After extraordinary
  item..................      (1.16)       1.41       1.28       1.25       2.01
 Average common shares
  outstanding (in
  thousands)............     28,523      28,947     29,000     28,930     28,888
Diluted net earnings
 (loss) per common
 share:
 Before extraordinary
  item.................. $    (1.16) $     1.41 $     1.28 $     1.24 $     2.13
 After extraordinary
  item..................      (1.16)       1.41       1.28       1.24       2.01
Average common shares
 outstanding, assuming
 dilution (in
 thousands).............     28,523      28,967     29,020     28,986     28,912
Cash dividends per
 common share........... $     1.74  $     1.74 $     1.74 $     1.71 $     1.67

  Net sales figures have been restated due to the reclassification of freight costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

  In 2000, the company's net cash provided by operations, as presented in the Statements of Cash Flows on page 21, totaled $93.9 million, compared with $204.6 million in 1999 and $217.5 million in 1998. The decline in 2000 compared to 1999 was largely due to a decrease in net income of $74.2 million.

  At December 31, 2000, the company maintained credit lines for general corporate purposes that totaled $300.0 million (subsequently increased to $350.0 million), of which $100.0 million may be used for long-term debt and the balance may be used for short-term debt. At December 31, 2000, the company had $100.0 million outstanding under the short-term portion of the credit line. The remainder of the credit line is used to back the company's commercial paper program. Commercial paper outstanding at December 31, 2000, totaled $188.9 million, of which $88.9 million was classified as short-term debt and $100.0 million was classified as long-term debt. The company is exploring opportunities to refinance a significant portion of its short-term debt with long-term debt instruments.

  The ratio of long-term debt to stockholders' equity was .99 to 1 at December 31, 2000, compared to .76 to 1 at December 31, 1999, and December 31, 1998. Long-term debt increased $99.8 million during 2000. The increase was due to classifying $100.0 million of commercial paper borrowings as long-term debt. The company classifies commercial paper as long-term when it expects that the commercial paper will be outstanding for more than twelve months. Stockholders' equity declined

$107.8 million, due to dividend payments of $49.7 million, treasury stock purchases of $25.9 million and a net loss of $33.2 million.

  One of the company's stated objectives is to maintain a sound financial structure. In that regard, the company believes that debt ratings within investment grade categories are important for long-term access to capital markets. The company's senior long-term debt is rated BBB+ by Standard & Poors, Baa1 by Moody's and BBB+ by Fitch, all of which are under review with negative implications. With the company's ability to generate cash flow and its access to capital markets, the company believes it is capable of funding its expected capital expenditures, working capital and other liquidity needs for the foreseeable future.

  At December 31, 2000, working capital was $44.7 million, compared with $51.8 million at December 31, 1999, and $97.6 million at December 31, 1998. An increase in current liabilities of $74.4 million was partially offset by an increase in current assets of $67.3 million. Increases in notes payable of $67.5 million and accounts payable and accrued liabilities of $16.9 million were largely responsible for the rise in current liabilities. Current assets increased primarily due to increases in inventories of $26.5 million and prepaid expenses of $37.4 million.

Capital Resources and Funding

  Capital expenditures totaled $166.4 million in 2000, compared with $247.7 million in 1999 and $147.0 million in 1998. The decline in 2000 was due to the substantial completion of the Cloquet, Minnesota, pulp mill at the end of 1999.

  Capital spending in the resource segment amounted to $20.5 million in 2000. Approximately half of this total related to development activities at the company's hybrid poplar plantation in Boardman, Oregon. The remaining expenditures were largely for reforestation and logging roads on the company's timberlands.

  The company spent $75.3 million on capital projects during 2000 in the wood products segment. A majority of this amount was spent on the modernization and expansion of the Cook, Minnesota, OSB mill. Completion of the project in early 2001 will increase the mill's design capacity from 250,000 MSF to 435,000 MSF and is expected to make it cost-competitive. Most of the remaining expenditures were for projects designed to improve efficiency and product quality at the company's Arkansas and Idaho mills, as well as for several smaller environmental and safety projects.

  The printing papers segment recorded capital expenditures totaling $21.8 million in 2000. The most significant portion of the outlays related to the final stages of the expansion project at the Cloquet pulp mill. Spending for the project centered on finishing construction of the incinerator and birch handling system. The remaining expenditures in this segment related to multiple small projects with environmental, safety and efficiency benefits.

  Capital spending in the pulp and paper segment totaled $48.2 million. A significant portion of this amount was spent on a retrofit of the recovery boiler at the Cypress Bend, Arkansas, pulp mill. This project should increase the mill's pulp production capacity, boiler availability and recovery steam generation. The remaining expenditures were largely for environmental, safety and general replacement projects.

  Authorized but unexpended appropriations totaled $114.3 million at December 31, 2000. Of that amount, $89.8 million is budgeted to be expended in 2001. Major expenditures are expected to include initial construction on a high-speed small log sawmill in Arkansas; installation of environmental equipment at the company's Bemidji, Minnesota, OSB mill; completion of the modernization and expansion of the OSB mill at Cook; and the continued development of the hybrid poplar plantation in Boardman. The 2001 capital program will be funded primarily from internally generated sources.

  Historically, the company has spent less on capital expenditures than the annual amount budgeted. In 2000, the company spent $16.4 million less than the $182.8 million budgeted. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

  Since December 1999, the company has been authorized under a stock repurchase program to repurchase up to 2 million shares of stock. Under the plan, purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through the company's put option program. Through December 31, 2000, a total of 660,900 shares have been acquired under the program.

Environment

  The company is subject to extensive federal and state environmental regulations at its operating facilities. The company endeavors to comply with all environmental regulations and regularly monitors its activities for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $17 million during 2000 and are budgeted to be approximately $16 million in 2001. In addition, the company made expenditures for pollution control facilities as part of major mill modernization and expansions currently under way or recently completed.

  In early 1998 the Environmental Protection Agency (EPA) published the "Cluster Rule" regulations applicable specifically to the pulp and paper industry. These extensive regulations govern both air and water emissions. During 2000, the company continued making modifications to process equipment and operating procedures in order to comply with the regulations. Based on an analysis of the regulations, the condition of the company's three pulp mills, and the work completed in 2000 and scheduled to be completed in 2001, the company estimates the total cost of the project will be approximately $12 million, most of which was spent in 2000. The company does not expect that such compliance costs will have a material adverse effect on its competitive position.

  The company's pulp mill at Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. By federal law the company is required to comply with provisions of a National Pollution Discharge Elimination System (NPDES) permit. As allowed by federal regulations, the company is operating under a permit which expired in 1997. Negotiations for a new permit have been ongoing since that time.

  The EPA published a draft permit in December 1999. The draft includes an end-of-the-pipe discharge temperature requirement of 68 degrees Fahrenheit, to be achieved within five years of the date a new permit is issued. Meeting this requirement would necessitate installation of refrigeration equipment.

  Discussions are ongoing with EPA and other agencies involved in the reissuance of the NPDES permit. There are regional precedents for a higher temperature limit. Compliance with a higher temperature limit, should it be allowed, can be achieved with process modifications and less costly equipment configurations than refrigeration.

  If the company is required to install and operate the refrigeration equipment, it believes the pulp mill will be substantially less competitive than similar mills, none of which face such requirements.

Results of Operations

Comparison of 2000 with 1999

  Consolidated net sales for 2000 totaled $1.81 billion, equal to net sales of $1.81 billion for 1999. The company incurred a net loss for 2000 of $4.9 million, before restructuring and mill closure charges totaling $28.3 million after taxes. Including the charges, the company incurred a net loss for the year of $33.2 million. In 1999 the company earned $40.9 million, which included a nonrecurring after-tax charge of $4.6 million related to the termination of efforts to form a timber real estate investment trust. The diluted loss per common share for 2000 was $1.16, which includes per share charges of $.99 for restructuring and mill closure costs. Diluted net earnings per common share were $1.41 for 1999.

  The unfavorable results for 2000 were largely due to the significant downturn in solid wood products markets, which began in the second quarter of the year, and charges incurred by the company to restructure its salaried workforce and permanently close a plywood mill. A modest improvement in earnings for the company's pulp-based businesses only partially offset the negative effects of the charges and weak wood products markets.

  In June 2000, the company recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of its salaried workforce. In December an additional $1.9 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The charges are included in the "Restructuring and other charges" line in the Statements of Earnings. A total of 290 salaried positions were affected by the reduction and reorganization. As of December 31, 2000, $16.5 million had been recorded against the accrued liability associated with the charge. The company anticipates annual pre-tax savings of $21 million as a result of the reduction in force. Also included in "Restructuring and other charges" is an $18.5 million pre-tax charge for costs associated with the closure of its Jaype, Idaho, plywood mill in September. The closure was deemed necessary due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The amounts of revenues and operating income or loss attributable to the mill were not material in relation to revenues and operating income of the company as a whole. Closure of the mill affected 215 salaried and hourly positions. As of December 31, 2000, $6.9 million had been recorded against the accrued liability associated with the charge. The mill is scheduled to be dismantled, with equipment and parts used at other company facilities or sold to outside bidders. The company will continue to operate a log yard at the site.

  Resource segment operating income of $61.4 million was lower than the $68.0 million reported in 1999. The lower earnings were largely due to a decline in the volume of third party log sales and sawlog production in Idaho. Higher log production in Arkansas and Minnesota partially offset the negative Idaho results. The segment also recorded fewer land sales in 2000 compared to 1999.

  At the present time, timber from the company's own lands, together with outside purchases, is adequate to support manufacturing operations. For more than a decade the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. This trend has had a favorable effect on earnings for the segment, but the long-term effect of this trend on company earnings cannot be predicted.

  The wood products segment incurred an operating loss of $18.3 million in 2000, compared to earnings of $83.1 million in 1999. Included in the results for 2000 is the $18.5 million pre-tax charge related to the permanent closure of the Jaype plywood mill. Beginning in the second quarter of 2000, market conditions became very competitive in the solid wood products sector due to increased foreign imports and a slowdown in construction activity caused by high interest rates. As a result, net sales realizations were lower for all of the company's wood products compared to 1999. For instance, OSB realizations were down 38 percent in December 2000 compared to January 2000 and averaged

16 percent lower for the year compared to 1999. Shipments of panel products declined as well, due in part to the plywood mill closure in Jaype, Idaho, and the shutdown of the Cook, Minnesota, OSB mill in December. The Cook mill was shut down to facilitate the completion of its modernization and expansion project. The mill resumed production in mid-January 2001.

  The printing papers segment reported operating income of $1.5 million, versus a loss of $13.8 million in 1999. The improved results were due to lower pulp production costs and the sale of hardwood market pulp during the year, which were made possible by the startup of the new pulp mill in Cloquet, Minnesota, at the end of 1999. Demand for printing papers remained soft throughout 2000 and shipments declined compared to the previous year. Market conditions were also negatively affected by a 25 percent increase in the amount of coated paper imports entering the U.S. market in 2000, the second straight year of such increases. Operations at the Cloquet and Brainerd, Minnesota, paper mills were curtailed late in the year to help align inventory levels with existing market conditions.

  Operating income for the pulp and paper segment was $12.9 million in 2000, slightly lower than 1999 income of $14.8 million. A decline in paperboard and softwood pulp shipments, higher energy costs during the second half of the year, especially in Idaho, and downtime resulting from a rebuild of the recovery boiler at the company's pulp mill in Arkansas were largely responsible for the unfavorable comparison. Partially offsetting these factors were higher net sales realizations for paperboard and pulp. Tissue product shipments were modestly higher and net sales realizations increased compared to 1999, but higher energy and purchased pulp costs more than offset the benefits realized.

  Interest expense for 2000 of $59.4 million was significantly higher than the $45.4 million charged against income in 1999. The difference is due to a change in the amount of interest capitalized, $4.0 million in 2000 compared to $10.3 million in 1999, with the balance reflecting the increase in debt acquired during the year. Less interest was capitalized in 2000 mainly due to the completion of the Cloquet pulp mill modernization project in late 1999.

Comparison of 1999 with 1998

  The company's 1999 consolidated net sales of $1.81 billion were slightly higher than 1998 net sales of $1.69 billion. Net earnings for 1999 were $40.9 million, modestly higher than the $37.2 million earned in 1998. Diluted net earnings per common share for 1999 were $1.41, compared to $1.28 in 1998.

  Strong market conditions during 1999 for the company's wood products, especially panel products, helped to offset continued weakness in its pulp-based businesses and led to the modestly improved results. The 1999 results include a nonrecurring after-tax charge of $4.6 million for expenses related to the termination of efforts to form a timber real estate investment trust.

  Resource segment operating income of $68.0 million for 1999 was slightly lower than the $71.3 million earned in 1998. Although sales for the segment increased slightly in 1999 compared to 1998, lower harvest from company timberlands in Arkansas and lower market prices for logs in Minnesota were responsible for the earnings decline.

  The wood products segment reported 1999 operating income of $83.1 million, a substantial improvement over the $2.5 million earned in 1998. Significantly higher net sales realizations and increased product shipments for oriented strand board, plywood and particleboard were primarily responsible for the results. Demand for panel products was driven by the strong housing market during 1999, and prices reached historic highs before declining by the year's end. Net sales realizations for lumber were also higher in 1999 and, combined with increased product shipments, helped contribute to the favorable results.

  The company's printing papers segment incurred an operating loss of $13.8 million in 1999, compared to earnings of $14.2 million in 1998. Weak market conditions existed throughout the year for coated printing papers. Although segment sales were higher than in 1998, net sales realizations were lower in 1999 due to the product mix and continued pricing pressures on all paper grades. Also, segment results for 1999 were adversely affected by costs associated with the new pulp mill in Cloquet, Minnesota. The mill started up late in the fourth quarter of 1999.

  Operating income for the pulp and paper segment was $14.8 million in 1999, significantly lower than the $53.4 million earned in 1998. The unfavorable comparison was largely due to lower net sales realizations for paperboard, as prices reached the bottom of the then-current cycle around midyear, and an unfavorable product mix compared to 1998. The unfavorable product mix was attributable to weak markets for liquid packaging paperboard during the first half of 1999. Also, operating problems at the Lewiston, Idaho, paperboard mill during the year resulted in a production decline and higher costs. Paperboard markets began to improve in the second half of 1999. Consumer tissue markets remained steady for the second straight year in 1999, with a modest increase in tissue product shipments being offset by a small decline in net sales realizations.

Income Taxes

  The company's effective tax rates for 2000, 1999 and 1998 were 39.0 percent,
38.0 percent and 36.0 percent, respectively.

Market Risks of Financial Instruments

  The company's exposure to market risks on its financial instruments is limited to interest rate changes on its variable rate debt and outstanding debt under its credit lines, as well as equity price risk on put option contracts associated with its common stock repurchase program. The company currently has approximately $388.8 million of variable rate debt and credit line debt outstanding. The interest rates applied to these borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to the company's variable rate debt and credit lines is dependent upon the amount outstanding during the year and the extent to which interest rates rise or fall. The maturity for debt issued under the credit lines is generally less than 30 days, while the variable rate debt has maturities beginning in 2007 and extending through 2030. The exposure to equity price risk on put option contracts associated with the company's common stock is immaterial due to the limited number of such contracts outstanding.

Pending Accounting Pronouncements

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments and hedging activities. SFAS No. 133, as amended, becomes effective for the company's fiscal year 2001. The Statements require recognition of derivatives as assets or liabilities in the Balance Sheets, measured at fair value. The company currently has not entered into any significant contracts or agreements that would be classified as derivative financial instruments.

Subsequent Event

  In January 2001, the company announced plans to reduce the hourly workforce at its pulp, paperboard and consumer products operations in Lewiston, Idaho, as part of an on-going effort to reduce costs and increase efficiency. A total of 124 jobs will be eliminated, with potentially 80 of those job cuts being realized through an early retirement program offered to qualifying employees. The company anticipates the workforce reduction will result in a one-time charge to operating earnings of approximately $5 million.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF EARNINGS
               (Dollars in thousands--except per-share amounts)

                                           For the years ended December 31
                                           -----------------------------------
                                              2000        1999         1998
                                           ----------  ----------   ----------
Net sales................................. $1,808,770  $1,808,388   $1,688,705
                                           ----------  ----------   ----------
Costs and expenses:
 Depreciation, amortization and cost of
  fee timber harvested....................    161,847     150,253      150,278
 Materials, labor and other operating
  expenses................................  1,468,316   1,404,562    1,305,923
 Selling, general and administrative
  expenses................................    123,347     141,580      133,297
 Restructuring and other charges (Note
  14).....................................     46,411         --           --
                                           ----------  ----------   ----------
                                            1,799,921   1,696,395    1,589,498
                                           ----------  ----------   ----------
Earnings from operations..................      8,849     111,993       99,207
Interest expense, net of capitalized
 interest of $3,964 ($10,320 in 1999 and
 $5,070 in 1998)..........................    (59,438)    (45,442)     (49,744)
Other income (expense), net...............     (3,860)       (507)*      8,712
                                           ----------  ----------   ----------
Earnings (loss) before taxes on income....    (54,449)     66,044       58,175
Provision (benefit) for taxes on income
 (Note 5).................................    (21,235)     25,097       20,943
                                           ----------  ----------   ----------
Net earnings (loss)....................... $  (33,214) $   40,947   $   37,232
                                           ==========  ==========   ==========
Net earnings (loss) per common share:
 Basic.................................... $    (1.16) $     1.41   $     1.28
 Diluted..................................      (1.16)       1.41         1.28
                                           ==========  ==========   ==========

  Net sales figures have been restated due to the reclassification of freight costs.

  Certain prior year amounts have been reclassified to conform to the 2000 presentation.

--------
* Includes a nonrecurring charge of $7.5 million ($4.6 million after tax) for expenses related to the termination of efforts to form a timber real estate investment trust.


    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                (Dollars in thousands--except per-share amounts)

                                                            At December 31
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                        ASSETS

Current assets:
 Cash (Note 10)........................................  $   11,652  $   11,531
 Short-term investments (Note 10)......................           9         159
 Receivables, net of allowance for doubtful accounts of
  $1,012 ($1,786 in 1999)..............................     187,819     184,312
 Inventories (Note 1)..................................     223,206     196,733
 Prepaid expenses......................................      61,153      23,767
                                                         ----------  ----------
Total current assets...................................     483,839     416,502
Land, other than timberlands...........................       9,044       9,073
Plant and equipment, at cost less accumulated
 depreciation of $1,609,210 ($1,487,310 in 1999) (Note
 2)....................................................   1,637,374   1,616,055
Timber, timberlands and related logging facilities, net
 (Note 3)..............................................     333,249     335,194
Other assets (Note 4)..................................      78,939      69,676
                                                         ----------  ----------
                                                         $2,542,445  $2,446,500
                                                         ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable (Notes 6 and 10)........................  $  188,943  $  121,464
 Current installments on long-term debt (Notes 6 and
  10)..................................................         325      10,323
 Accounts payable and accrued liabilities (Note 7).....     249,831     232,959
                                                         ----------  ----------
Total current liabilities..............................     439,099     364,746
                                                         ----------  ----------
Long-term debt (Notes 6 and 10)........................     801,549     701,798
                                                         ----------  ----------
Other long-term obligations (Note 8)...................     184,147     172,986
                                                         ----------  ----------
Deferred taxes (Note 5)................................     293,961     275,644
                                                         ----------  ----------
Put options (Notes 9 and 10)...........................      10,453      10,287
                                                         ----------  ----------
Stockholders' equity:
 Preferred stock, Authorized 4,000,000 shares..........         --          --
 Common stock, $1 par value, Authorized 40,000,000
  shares, issued 32,721,980 shares.....................      32,722      32,722
 Additional paid-in capital............................     128,984     128,678
 Retained earnings.....................................     773,697     856,609
 Common shares in treasury 4,375,546 (3,749,748 in
  1999)................................................    (122,167)    (96,970)
                                                         ----------  ----------
Total stockholders' equity.............................     813,236     921,039
                                                         ----------  ----------
                                                         $2,542,445  $2,446,500
                                                         ==========  ==========


    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                               For the years ended December
                                                            31
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATIONS
 Net earnings (loss).......................... $ (33,214) $  40,947  $  37,232
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operations:
  Depreciation, amortization and cost of fee
   timber harvested...........................   161,847    150,253    150,278
  Deferred taxes..............................    18,317     21,953     16,757
  Other, net..................................    (2,129)    (3,190)    (3,105)
 Decrease (increase) in receivables...........    (3,507)   (22,044)    16,891
 Decrease (increase) in inventories...........   (26,473)     3,524    (17,954)
 Decrease (increase) in prepaid expenses......   (37,386)     3,491       (485)
 Increase in accounts payable and accrued
  liabilities.................................    16,457      9,695     17,930
                                               ---------  ---------  ---------
   Net cash provided by operations............    93,912    204,629    217,544
                                               ---------  ---------  ---------

CASH FLOWS FROM INVESTING
 Decrease in short-term investments...........       150        --         --
 Additions to investments.....................    (4,493)   (51,720)   (13,207)
 Reductions in investments....................     1,350     57,492     13,755
 Collection of note receivable................       --      50,000        --
 Funding of qualified pension plans...........        (6)       (10)    (1,816)
 Additions to plant and equipment, and to land
  other than timberlands......................  (157,243)  (237,671)  (137,160)
 Additions to timber, timberlands and related
  logging facilities..........................    (9,179)    (9,980)    (9,867)
 Disposition of plant and properties..........     1,877      3,046      3,115
                                               ---------  ---------  ---------
   Net cash used for investing................  (167,544)  (188,843)  (145,180)
                                               ---------  ---------  ---------

CASH FLOWS FROM FINANCING
 Change in book overdrafts....................       415     (2,075)     5,425
 Increase (decrease) in notes payable.........    67,479     46,525    (20,611)
 Proceeds from long-term debt.................   100,000     99,935        --
 Repayment of long-term debt..................   (10,247)  (109,948)        32
 Issuance of treasury stock...................       861      1,250        550
 Purchase of treasury stock...................   (25,892)       --      (3,261)
 Dividends on common stock....................   (49,698)   (50,362)   (50,472)
 Other, net...................................    (9,165)    (1,230)    (1,403)
                                               ---------  ---------  ---------
   Net cash provided by (used for) financing..    73,753    (15,905)   (69,740)
                                               ---------  ---------  ---------
 Increase (decrease) in cash..................       121       (119)     2,624
 Balance at beginning of year.................    11,531     11,650      9,026
                                               ---------  ---------  ---------
 Balance at end of year....................... $  11,652  $  11,531  $  11,650
                                               =========  =========  =========

  Net interest paid (net of amounts capitalized) in 2000, 1999 and 1998 was $59.3 million, $43.9 million and $49.7 million, respectively. Net income taxes paid in 2000, 1999 and 1998 were $.2 million, $4.5 million and $4.2 million, respectively.


    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF STOCKHOLDERS' EQUITY
               (Dollars in thousands--except per-share amounts)

                            Common Stock
                               Issued       Additional             Treasury Stock         Total
                         ------------------  Paid-In   Retained  -------------------  Stockholders'
                           Shares   Amount   Capital   Earnings   Shares     Amount      Equity
                         ---------- ------- ---------- --------  ---------  --------  -------------
Balance, December 31,
 1997................... 32,721,980 $32,722  $127,554  $879,264  3,727,118  $ 87,948    $951,592
  Exercise of stock
   options..............        --      --        471       --     (23,825)     (550)      1,021
  Shares purchased at
   cost.................        --      --        --        --     100,000     4,000      (4,000)
  Put options...........        --      --        --        --         --      5,206      (5,206)
  Premium on issuance of
   put options..........        --      --        --        --         --       (739)        739
  Net earnings..........        --      --        --     37,232        --        --       37,232
  Common dividends,
   $1.74 per share......        --      --        --    (50,472)       --        --      (50,472)
                         ---------- -------  --------  --------  ---------  --------    --------
Balance, December 31,
 1998................... 32,721,980 $32,722  $128,025  $866,024  3,803,293  $ 95,865    $930,906
  Exercise of stock
   options and stock
   awards...............        --      --        653       --     (53,545)   (1,250)      1,903
  Put options...........        --      --        --        --         --      3,443      (3,443)
  Premium on issuance of
   put options..........        --      --        --        --         --     (1,088)      1,088
  Net earnings..........        --      --        --     40,947        --        --       40,947
  Common dividends,
   $1.74 per share......        --      --        --    (50,362)       --        --      (50,362)
                         ---------- -------  --------  --------  ---------  --------    --------
Balance, December 31,
 1999................... 32,721,980 $32,722  $128,678  $856,609  3,749,748  $ 96,970    $921,039
  Exercise of stock
   options and stock
   awards...............        --      --        306       --     (35,102)     (861)      1,167
  Shares purchased at
   cost.................        --      --        --        --     660,900    22,253     (22,253)
  Put options...........        --      --        --        --         --      4,240      (4,240)
  Premium on issuance of
   put options..........        --      --        --        --         --       (435)        435
  Net loss..............        --      --        --    (33,214)       --        --      (33,214)
  Common dividends,
   $1.74 per share......        --      --        --    (49,698)       --        --      (49,698)
                         ---------- -------  --------  --------  ---------  --------    --------
Balance, December 31,
 2000................... 32,721,980 $32,722  $128,984  $773,697  4,375,546  $122,167    $813,236
                         ========== =======  ========  ========  =========  ========    ========

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

Earnings Per Common Share

  Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                  2000       1999       1998
                               ---------- ---------- ----------
   Basic average common
    shares outstanding.......  28,522,659 28,946,900 29,000,250
   Incremental shares due to:
     Common stock options....         --      18,971     19,294
     Put options.............         --       1,291        --
                               ---------- ---------- ----------
   Diluted average common
    shares outstanding.......  28,522,659 28,967,162 29,019,544
                               ========== ========== ==========

  Incremental shares due to common stock options of 4,209 and put options of 40,039 were not included in the diluted average common shares outstanding total for 2000 due to their antidilutive effect as a result of the company's net loss for the year. Stock options to purchase 2,025,050, 1,949,725 and 1,230,475 shares of common stock for 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

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

Shipping Costs

  To determine net sales the company deducts from gross sales several cost items. Historically, one of these items has been the costs it incurs to ship its products to customers. Shipping costs incurred for the years ended December 31, 2000, 1999 and 1998 were $138.1 million, $131.6 million and $122.8 million, respectively. In September 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." The Issue concludes that shipping costs should not be netted against revenues but included in cost of sales. As a result, the company has restated net sales and cost of sales for all years presented in this report.

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

Pending Accounting Pronouncements

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments and hedging activities. SFAS No. 133, as amended, becomes effective for the company's fiscal year 2001. The Statements require recognition of derivatives as assets or liabilities in the Balance Sheets, measured at fair value. The company currently has not entered into any significant contracts or agreements that would be classified as derivative financial instruments.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Inventories

                                                                2000     1999
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Logs, pulpwood, chips and sawdust......................... $ 22,108 $ 23,339
   Lumber and other manufactured wood products...............   14,800   10,945
   Pulp, paper and converted paper products..................  125,914  102,815
   Materials and supplies....................................   60,384   59,634
                                                              -------- --------
                                                              $223,206 $196,733
                                                              ======== ========
   Valued at lower of cost or market:
     Last-in, first-out basis................................ $ 34,503 $ 31,860
     Average cost basis......................................  188,703  164,873
                                                              -------- --------
                                                              $223,206 $196,733
                                                              ======== ========

  If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $23.6 million higher at December 31, 2000, and $28.5 million higher at December 31, 1999.

Note 2. Plant and Equipment

                                                             2000       1999
                                                          ---------- ----------
                                                               (Dollars in
                                                               thousands)
   Land improvements..................................... $   60,912 $   59,012
   Buildings and structures..............................    451,398    419,155
   Machinery and equipment...............................  2,412,848  2,374,570
   Other.................................................    107,179    106,875
   Construction in progress..............................    214,247    143,753
                                                          ---------- ----------
                                                          $3,246,584 $3,103,365
                                                          ========== ==========

  Depreciation charged against income amounted to $136.5 million in 2000 ($126.7 million in 1999 and $126.3 million in 1998).

  Authorized but unexpended appropriations for capital projects totaled $114.3 million at December 31, 2000. Of that amount, $89.8 million is budgeted to be expended in 2001. Historically, the company has spent less on capital expenditures than the annual amount budgeted and expects that trend to continue in 2001. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

Note 3. Timber, Timberlands and Related Logging Facilities

                                                                2000     1999
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Timber and timberlands.................................... $286,293 $290,917
   Related logging facilities................................   46,956   44,277
                                                              -------- --------
                                                              $333,249 $335,194
                                                              ======== ========

  The cost of timber harvested from company-owned lands amounted to $8.3 million in 2000 ($8.8 million in 1999 and $9.3 million in 1998). The cost of permit timber harvested from non-company owned lands amounted to $14.3 million in 2000 ($12.5 million in 1999 and $12.1 million in 1998). Amortization of logging roads and related facilities amounted to $2.1 million in 2000 ($1.7 million in 1999 and $1.7 million in 1998).

Note 4. Other Assets

                                                                  2000    1999
                                                                 ------- -------
                                                                   (Dollars in
                                                                   thousands)
   Pension assets............................................... $66,151 $59,377
   Other........................................................  12,788  10,299
                                                                 ------- -------
                                                                 $78,939 $69,676
                                                                 ======= =======

Note 5. Taxes on Income

  The provision (benefit) for taxes on income is comprised of the following:

                                                        2000     1999    1998
                                                      --------  ------- -------
                                                       (Dollars in thousands)
   Current........................................... $  1,517  $ 3,763 $ 4,453
   Deferred..........................................  (22,752)  21,334  16,490
                                                      --------  ------- -------
   Provision (benefit) for taxes on income........... $(21,235) $25,097 $20,943
                                                      ========  ======= =======

  The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

                                                     2000     1999     1998
                                                   --------  -------  -------
                                                    (Dollars in thousands)
   Computed "expected" tax expense (benefit)...... $(19,057) $23,115  $20,361
   State and local taxes, net of federal income
    tax benefits..................................   (2,123)   2,492    2,022
   Tax credits and other benefits.................       --     (150)  (1,570)
   Foreign sales corporation......................     (548)    (685)  (1,221)
   All other items................................      493      325    1,351
                                                   --------  -------  -------
   Provision (benefit) for taxes on income........ $(21,235) $25,097  $20,943
   Effective tax rate.............................     39.0%    38.0%    36.0%
                                                   ========  =======  =======

  The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

                                                            2000       1999
                                                          ---------  ---------
                                                              (Dollars in
                                                              thousands)
   Plant and equipment................................... $(376,899) $(352,770)
   Timber, timberlands and related logging facilities....   (25,807)   (25,783)
   Postretirement benefits...............................    59,140     55,214
   Alternative minimum tax...............................    58,236     57,871
   Net operating loss carryforward.......................    33,334         --
   Employee benefits.....................................    21,275     18,511
   Pensions..............................................   (16,843)   (14,003)
   Other, net............................................    11,972      7,879
                                                          ---------  ---------
   Net deferred tax liability............................  (235,592)  (253,081)
   Current deferred tax assets1 .........................   (58,369)   (22,563)
                                                          ---------  ---------
   Net noncurrent deferred tax liabilities............... $(293,961) $(275,644)
                                                          =========  =========

--------
(1) Included in Prepaid expenses in the Balance Sheets.

  As of December 31, 2000, the company had an $85.5 million net operating loss carryforward that will expire after 20 years.

  The company's federal income tax returns have been examined and settlements have been reached for all years through 1988. The company believes that adequate provision has been made for likely assessments of additional taxes.

Note 6. Debt

                                                               2000     1999
                                                             -------- --------
                                                                (Dollars in
                                                                thousands)
   Revenue bonds fixed rate 5.9% to 7.5% due 2000 through
    2026.................................................... $137,044 $137,314
   Revenue bonds variable rate due 2007 through 2030........   99,879   99,866
   Debentures 6.25% due 2002................................   99,975   99,953
   Debentures 6.95% due 2015................................   99,840   99,829
   Credit sensitive debentures 9.125% due 2009..............  100,000  100,000
   Medium-term notes fixed rate 8.27% to 9.46% due 2000
    through 2022............................................  165,000  175,000
   Commercial paper 7.4% to 8.55%...........................  100,000      --
   Other notes..............................................      136      159
                                                             -------- --------
                                                              801,874  712,121
   Less current installments on long-term debt..............      325   10,323
                                                             -------- --------
   Long-term debt........................................... $801,549 $701,798
                                                             ======== ========

  The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable has occurred.

  The commercial paper is backed by the company's credit arrangements, enabling it to classify up to $100.0 million of short-term borrowings as long-term debt, which the company chose to do at December 31, 2000. The remaining balance of commercial paper outstanding at December 31, 2000, totaling $88.9 million, as well as all commercial paper outstanding at December 31, 1999, totaling $96.5 million, were classified as a portion of current notes payable in the Balance Sheets. At

December 31, 2000, the weighted average annual interest rate payable on commercial paper was 7.8 percent.

  Certain credit agreements have restrictive covenants. At December 31, 2000, the company was in compliance with such covenants. The company does not currently have any covenants in any of its loan agreements which limit the payment of dividends. No significant assets of the company have been pledged, mortgaged or otherwise subjected to liens.

  Payments due on long-term debt during each of the five years subsequent to December 31, 2000 are as follows:

                                                               (Dollars
                                                                  in
                                                              thousands)
                                                              ----------
       2001..................................................  $    325
       2002..................................................   130,606
       2003..................................................    15,707
       2004..................................................   100,707
       2005..................................................     1,708

  At December 31, 2000, the company maintained credit lines of $300.0 million for general corporate purposes. Of that amount, $200.0 million was available for short-term borrowings, $50.0 million of which will expire on November 7, 2001, and the balance is subject to renewal annually. The $100.0 million long-term portion will expire on November 17, 2004. At December 31, 2000, the company had $100.0 million of outstanding indebtedness under the short-term credit line, which is classified as a portion of current notes payable in the Balance Sheets. The weighted average annual interest rate payable for such indebtedness was 7.14 percent.

Note 7. Accounts Payable and Accrued Liabilities

                                                                2000     1999
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Trade accounts payable.................................... $ 68,707 $ 69,723
   Accrued wages, salaries and employee benefits.............   54,460   57,822
   Accrued taxes other than taxes on income..................   18,393   17,360
   Accrued interest..........................................    8,225    8,012
   Accrued taxes on income...................................   15,124   13,827
   Book overdrafts...........................................   28,348   27,933
   Accrued restructuring and mill closure charges............   23,007      --
   Other.....................................................   33,567   38,282
                                                              -------- --------
                                                              $249,831 $232,959
                                                              ======== ========

Note 8. Other Long-Term Obligations

                                                                2000     1999
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Postretirement benefits................................... $151,643 $141,574
   Pension and related liabilities...........................   21,323   19,932
   Other.....................................................   11,181   11,480
                                                              -------- --------
                                                              $184,147 $172,986
                                                              ======== ========

Note 9. Put Options

  In December 1999, the company implemented a stock repurchase program to repurchase up to 2 million shares of stock. Under the plan purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through the company's put option program.

  In conjunction with the repurchase program, the company issued put options which gave the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $31.50 to $42.73 per share on specific dates in 1999, 2000 and 2001. Activity during 2000 and 1999 is summarized as follows:

                                                       Shares Covered Potential
                                                       by Put Options Obligation
                                                       -------------- ----------
                                                        (Dollars in thousands)
   Balance, December 31, 1998.........................     200,000     $ 6,844
     Sales............................................     250,000      10,287
     Expirations......................................    (200,000)     (6,844)
                                                          --------     -------
   Balance, December 31, 1999.........................     250,000      10,287
     Sales............................................     100,000       4,240
     Repurchases......................................    (100,000)     (4,074)
                                                          --------     -------
   Balance, December 31, 2000.........................     250,000     $10,453
                                                          ========     =======

  The company's potential obligations of $10.5 million and $10.3 million at December 31, 2000 and 1999, respectively, are classified as "Put options" in the Balance Sheets and the related offset is recorded in "Common shares in treasury" under Stockholders' equity.

Note 10. Disclosures about Fair Value of Financial Instruments

  Estimated fair values of the company's financial instruments are as follows:

                                                 2000              1999
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
                                            Amount   Value    Amount   Value
                                           -------- -------- -------- --------
                                                 (Dollars in thousands)
   Cash and short-term investments........ $ 11,661 $ 11,661 $ 11,690 $ 11,690
   Current notes payable..................  188,943  188,943  121,464  121,464
   Long-term debt.........................  801,874  816,887  712,121  698,377
   Put options............................   10,453   10,453   10,287   10,287
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

Note 11. Retirement, Savings and Other Postretirement Benefit Plans

  Substantially all employees of the company are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2000, 1999 and 1998 the company made matching 401(k) contributions on behalf of employees of $9.8 million, $9.1 million and $8.1 million, respectively. The company also provides benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover most salaried and certain hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

  The change in benefit obligation, change in plan assets, funded status and related balance sheet amounts for company-sponsored benefit plans are as follows:

                                                                 Other
                                      Pension Benefit       Postretirement
                                           Plans             Benefit Plans
                                    --------------------  --------------------
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
                                            (Dollars in thousands)
Benefit obligation at beginning of
 year.............................  $ 487,720  $ 481,337  $ 159,671  $ 168,341
Service cost......................     13,944     13,870      3,360      3,486
Interest cost.....................     34,181     31,921     11,641     10,894
Plan amendments...................      8,415     15,381     (3,782)      (674)
Actuarial losses (gains)..........       (381)   (25,874)     9,346    (13,502)
Curtailments......................        --         --      (1,858)       --
Special termination benefits......        --         --       5,418        --
Mergers, sales and closures.......     (1,216)       --         --         --
Benefits paid.....................    (31,900)   (28,915)   (10,997)    (8,874)
                                    ---------  ---------  ---------  ---------
Benefit obligation at end of
 year.............................    510,763    487,720    172,799    159,671
                                    ---------  ---------  ---------  ---------
Fair value of plan assets at
 beginning of year................    661,310    637,873     43,970     43,079
Actual return on plan assets......     36,310     51,384     (2,098)     6,388
Employer contribution.............      1,186        968        --         --
Benefits paid.....................    (31,900)   (28,915)    (6,459)    (5,497)
                                    ---------  ---------  ---------  ---------
Fair value of plan assets at end
 of year..........................    666,906    661,310     35,413     43,970
                                    ---------  ---------  ---------  ---------
Funded status.....................    156,143    173,590   (137,386)  (115,701)
Unrecognized prior service cost...     31,897     29,688     (9,168)    (5,658)
Unrecognized net gain.............   (137,199)  (159,649)    (5,089)   (20,215)
Unrecognized net transition
 asset............................       (120)      (292)        --         --
                                    ---------  ---------  ---------  ---------
Prepaid (accrued) benefit cost....  $  50,721  $  43,337  $(151,643) $(141,574)
                                    =========  =========  =========  =========

  The projected benefit obligation, accumulated benefit obligation and value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $17.9 million, $14.1 million and $0, respectively, at December 31, 2000, and $26.3 million, $22.2 million and $7.7 million, respectively, at December 31, 1999.

  Net periodic (benefit) costs were:

                                                        Other Postretirement
                           Pension Benefit Plans            Benefit Plans
                         ----------------------------  -------------------------
                           2000      1999      1998     2000     1999     1998
                         --------  --------  --------  -------  -------  -------
                                       (Dollars in thousands)
Service cost............ $ 13,944  $ 13,870  $ 12,340  $ 3,360  $ 3,486  $ 2,815
Interest cost...........   34,181    31,921    30,552   11,641   10,894   10,757
Expected return on plan
 assets.................  (55,553)  (49,334)  (44,118)  (3,691)  (3,621)  (3,172)
Amortization of prior
 service cost...........    3,075     2,477     1,973     (717)    (412)    (411)
Recognized actuarial
 gain...................   (3,586)       (5)     (187)     --       --       --
Recognized net initial
 asset..................     (172)     (374)     (626)     --       --       --
Other...................      --        --        --        58      --        66
                         --------  --------  --------  -------  -------  -------
Net periodic (benefit)
 cost................... $ (8,111) $ (1,445) $    (66) $10,651  $10,347  $10,055
                         ========  ========  ========  =======  =======  =======

  The 2000 pension benefit presented above excludes a cost of $1.9 million for a workforce reduction program and a mill closure, which is included in "Restructuring and other charges" in the Statements of Earnings. The 2000 postretirement cost presented above excludes $3.9 million for a workforce reduction program, which is included in "Restructuring and other charges" in the Statements of Earnings.

  Weighted average assumptions as of December 31 were:

                                        Pension        Other Postretirement
                                     Benefit Plans        Benefit Plans
                                     ----------------  ----------------------
                                     2000  1999  1998   2000    1999    1998
                                     ----  ----  ----  ------  ------  ------
Discount rate....................... 7.25% 7.25% 6.75%   7.25%   7.25%   6.75%
Expected return on plan assets...... 9.50  9.50  9.50    9.00    9.00    9.00
Rate of salaried compensation
 increase........................... 5.00  5.00  5.00     --      --      --

  The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation is 5.92 percent for 2000. The rate is assumed to decrease to 5.25 percent in 2001 and remain at that level thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

                                                      1% Increase 1% Decrease
                                                      ----------- -----------
                                                      (Dollars in thousands)
   Effect on total of service and interest cost
    components.......................................   $ 2,310    $ (1,890)
   Effect on postretirement benefit obligation.......    22,118     (18,317)

  Hourly employees at two of the company's manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) Pension Fund. The company also makes contributions to a trust fund established to provide retiree medical benefits for these employees, which is managed by PACE. Company contributions to these plans in 2000, 1999 and 1998 amounted to $5.2 million, $4.7 million and $4.7 million, respectively.

Note 12. Stock Compensation Plans

  The company currently has four fixed stock option plans under which options are issued and outstanding. Options are granted at market value and prior to 1995 may have included a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 2000. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. The company was originally authorized to issue up to 1.2 million, 1.5 million, 1.7 million and 1.4 million shares under its 1983 Stock Option Plan, 1989 Stock Incentive Plan, 1995 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively. At December 31, 2000, no shares were available for future use under the 1983 Stock Option Plan and 1989 Stock Incentive Plan, while approximately 12,000 and 1.2 million shares were authorized for future use under the 1995 Stock Incentive Plan and the 2000 Stock Incentive Plan, respectively.

  The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized when options are granted under the plans. Had compensation costs for the plans been determined based on the fair value at the grant dates for option awards under those plans as prescribed by Financial Accounting Standards Board Statement No. 123, the company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                     For the years ended
                                                         December 31
                                                   -------------------------
                                                     2000     1999    1998
                                                   --------  ------- -------
                                                   (Dollars in thousands--
                                                            except
                                                      per-share amounts)
   Net earnings (loss)
     as reported.................................. $(33,214) $40,947 $37,232
     pro forma....................................  (35,782)  38,459  35,287
   Diluted earnings (loss) per share
     as reported.................................. $  (1.16) $  1.41 $  1.28
     pro forma....................................    (1.25)    1.33    1.22

  A summary of the status of the company's stock options as of December 31, 2000, 1999 and 1998 and changes during those years is presented below:

                                  2000                     1999                     1998
                         ------------------------ ------------------------ ------------------------
                                    Weighted Avg.            Weighted Avg.            Weighted Avg.
                                      Exercise                 Exercise                 Exercise
        Options           Shares        Price      Shares        Price      Shares        Price
        -------          ---------  ------------- ---------  ------------- ---------  -------------
Outstanding at January
 1...................... 2,529,850     $41.97     2,096,600     $41.96     1,758,725     $42.81
Granted.................   469,575      32.06       541,775      41.39       430,300      37.75
Shares exercised........   (18,900)     29.96       (35,650)     35.76       (23,825)     34.60
SARs exercised..........   (16,400)     30.37       (14,400)     35.72       (27,350)     32.25
Canceled or expired.....  (300,100)     41.65       (58,475)     41.85       (41,250)     44.71
                         ---------                ---------                ---------
Outstanding at December
 31..................... 2,664,025      40.41     2,529,850      41.97     2,096,600      41.96

Options exercisable..... 1,984,437      42.29     1,792,425      42.60     1,504,900      42.50
Options outstanding
 which include a stock
 appreciation right.....   142,225                  187,875                  204,375
Shares reserved for
 future grants.......... 1,248,680                1,496,355                  593,525
Fair value of options
 granted during the
 year...................    $ 5.77                   $ 9.58                   $ 5.86

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 5.43, 4.21 and
4.61 percent; stock volatility of .2707, .2355 and .1945; risk free rate of return of 5.21, 6.28 and 5.03 percent; and expected term of 10 years for all grants.

  The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Options Outstanding                Options Exercisable
                          ------------------------------------------ --------------------------
                            Number     Weighted Avg.   Weighted Avg.   Number
 Range of Avg. Exercise   Outstanding    Remaining       Exercise    Exercisable Weighted Avg.
         Prices           at 12/31/00 Contractual Life     Price     at 12/31/00 Exercise Price
 ----------------------   ----------- ---------------- ------------- ----------- --------------
$32.0625 to $37.75......   1,045,650     7.9 years        $34.75        576,075      $36.95
$41.25 to $48.25........   1,618,375     6.1 years         44.07      1,408,362       44.47
                           ---------                                  ---------
$32.0625 to $48.25......   2,664,025     6.8 years         40.41      1,984,437       42.29

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

  The reporting segments follow the same accounting policies used for the company's consolidated financial statements and described in the summary of significant accounting policies with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment's performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

  Following is a tabulation of business segment information for each of the past three years. Certain prior year amounts have been reclassified to conform to the 2000 presentation. Corporate information is included to reconcile segment data to the consolidated financial statements.

                                                2000        1999        1998
                                             ----------  ----------  ----------
                                                  (Dollars in thousands)
Segment Sales:
  Resource.................................. $  352,324  $  337,558  $  325,934
                                             ----------  ----------  ----------
  Wood products:
    Oriented strand board...................    208,067     246,943     192,775
    Lumber..................................    246,129     271,235     233,310
    Plywood.................................     51,550      71,924      58,451
    Particleboard...........................     19,481      20,126      17,725
                                             ----------  ----------  ----------
    Other...................................     27,680      27,416      35,474
                                             ----------  ----------  ----------
                                                552,907     637,644     537,735
                                             ----------  ----------  ----------
  Printing papers:
    Printing papers.........................    449,621     454,734     435,428
    Pulp....................................     53,755         --          --
                                             ----------  ----------  ----------
                                                503,376     454,734     435,428
                                             ----------  ----------  ----------
  Pulp and paper:
    Paperboard..............................    426,537     410,493     425,932
    Tissue..................................    282,625     256,764     257,165
    Pulp....................................     20,906      26,152      13,622
                                             ----------  ----------  ----------
                                                730,068     693,409     696,719
                                             ----------  ----------  ----------
                                              2,138,675   2,123,345   1,995,816
Elimination of intersegment sales...........   (329,905)   (314,957)   (307,111)
                                             ----------  ----------  ----------
      Total consolidated net sales.......... $1,808,770  $1,808,388  $1,688,705
                                             ==========  ==========  ==========
Intersegment Sales or Transfers: (1)
  Resource.................................. $  315,116  $  298,859  $  282,938
  Wood products.............................     13,311      16,042      24,061
  Printing papers...........................      1,428         --          --
  Pulp and paper............................         50          56         112
                                             ----------  ----------  ----------
      Total................................. $  329,905  $  314,957  $  307,111
                                             ==========  ==========  ==========

                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                 (Dollars in thousands)
Operating Income (Loss):
  Resource................................  $   61,395  $   68,006  $   71,296
  Wood products...........................     (18,283)     83,073       2,515
  Printing papers.........................       1,530     (13,816)     14,204
  Pulp and paper..........................      12,929      14,786      53,394
  Eliminations and adjustments............       1,534       1,590        (655)
                                            ----------  ----------  ----------
                                                59,105     153,639     140,754
Corporate Items:
  Administration expense..................     (25,664)    (38,228)    (37,247)
  Interest expense........................     (59,438)    (45,442)    (49,744)
  Other, net..............................     (28,452)     (3,925)      4,412
                                            ----------  ----------  ----------
  Consolidated earnings (loss) before
   taxes on income........................  $  (54,449) $   66,044  $   58,175
                                            ==========  ==========  ==========
Depreciation, Amortization and Cost of Fee
 Timber Harvested:
  Resource................................  $   25,260  $   23,945  $   24,109
  Wood products...........................      27,715      28,785      30,136
  Printing papers.........................      52,388      41,999      41,618
  Pulp and paper..........................      55,383      54,609      53,525
                                            ----------  ----------  ----------
                                               160,746     149,338     149,388
  Corporate...............................       1,101         915         890
                                            ----------  ----------  ----------
      Total...............................  $  161,847  $  150,253  $  150,278
                                            ==========  ==========  ==========
Assets:
  Resource................................  $  430,583  $  420,326  $  410,264
  Wood products...........................     310,100     291,263     326,963
  Printing papers.........................     820,132     828,828     685,743
  Pulp and paper..........................     751,980     731,030     759,701
                                            ----------  ----------  ----------
                                             2,312,795   2,271,447   2,182,671
  Corporate...............................     229,650     175,053     194,635
                                            ----------  ----------  ----------
      Total consolidated assets...........  $2,542,445  $2,446,500  $2,377,306
                                            ==========  ==========  ==========
Capital Expenditures:
  Resource................................  $   20,499  $   17,356  $   18,832
  Wood products...........................      75,259      26,557      18,303
  Printing papers.........................      21,831     181,944      87,147
  Pulp and paper..........................      48,200      20,850      21,943
                                            ----------  ----------  ----------
                                               165,789     246,707     146,225
  Corporate...............................         633         944         802
                                            ----------  ----------  ----------
      Total...............................  $  166,422  $  247,651  $  147,027
                                            ==========  ==========  ==========

--------
(1) Intersegment sales for 1998-2000, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales to the wood products, printing papers and pulp and paper segments.

  All of the company's manufacturing facilities and all other assets are located within the continental United States. However, the company sells and ships products to many foreign countries. Geographic information regarding the company's net sales is summarized as follows:

                                                  2000       1999       1998
                                               ---------- ---------- ----------
                                                    (Dollars in thousands)
   United States.............................. $1,660,546 $1,681,704 $1,515,050
   Japan......................................     52,661     50,741     64,129
   Australia..................................      7,245     14,759     23,022
   Canada.....................................     20,870     16,944     31,234
   China......................................     22,594     16,130     25,939
   Italy......................................     14,606     13,087     18,631
   Other foreign countries....................     30,248     15,023     10,700
                                               ---------- ---------- ----------
     Total consolidated net sales............. $1,808,770 $1,808,388 $1,688,705
                                               ========== ========== ==========

Note 14. Restructuring and Other Charges

  In June 2000 the company recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of its salaried workforce. In December an additional $1.9 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The charges are included in the "Restructuring and other charges" line in the Statements of Earnings. A total of 290 salaried positions were affected by the reduction and reorganization. As of December 31, 2000, $16.5 million had been recorded against the accrued liability associated with the charge. The company anticipates annual pre-tax savings of $21 million as a result of the reduction in force. Also included in "Restructuring and other charges" is an $18.5 million pre-tax charge for costs associated with the closure of its Jaype, Idaho, plywood mill in September. The closure was deemed necessary due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The amounts of revenues and operating income or loss attributable to the mill were not material in relation to revenues and operating income of the company as a whole. Closure of the mill affected 215 salaried and hourly positions. As of December 31, 2000, $6.9 million had been recorded against the accrued liability associated with the charge. The mill is scheduled to be dismantled, with equipment and parts used at other company facilities or sold to outside bidders. The company will continue to operate a log yard at the site. The following table summarizes the components of the accrued liabilities and the amounts applied against them as of December 31, 2000:

                                  Accrued       Ancillary
                             Compensation and     Site       Asset
                             Employee Benefits Maintenance Valuation  Total
                             ----------------- ----------- --------- -------
                                         (Dollars in thousands)
   Workforce reduction
    charge..................     $ 27,909        $  --      $  --    $27,909
     Cash payments..........      (14,492)          --         --    (14,492)
     Noncash allocations....       (2,009)          --         --     (2,009)
                                 --------        ------     ------   -------
                                   11,408           --         --     11,408
                                 --------        ------     ------   -------
   Mill closure charge......        7,825         3,837      6,840    18,502
     Cash payments..........       (2,562)         (489)       --     (3,051)
     Noncash allocations....       (3,852)          --         --     (3,852)
                                 --------        ------     ------   -------
                                    1,411         3,348      6,840    11,599
                                 --------        ------     ------   -------
                                 $ 12,819        $3,348     $6,840   $23,007
                                 ========        ======     ======   =======

Note 15. Financial Results by Quarter (Unaudited)

                                                    Three Months Ended
                          --------------------------------------------------------------------------
                              March 31           June 30         September 30        December 31
                          ----------------- ------------------ ------------------ ------------------
                            2000     1999     2000      1999     2000      1999     2000      1999
                          -------- -------- --------  -------- --------  -------- --------  --------
                                     (Dollars in thousands--except per-share amounts)
Net sales...............  $474,556 $450,475 $462,523  $445,166 $452,017  $480,083 $419,674  $432,664
                          -------- -------- --------  -------- --------  -------- --------  --------
Costs and expenses:
 Depreciation,
  amortization and cost
  of fee timber
  harvested.............    40,837   37,427   38,829    35,146   41,543    38,270   40,638    39,410
 Materials, labor and
  other operating
  expenses..............   382,359  360,106  365,826   346,786  363,630   360,567  356,501   337,103
 Selling, general and
  administrative
  expenses..............    33,140   31,879   33,132    34,917   27,370    34,136   29,705    40,648
 Restructuring and other
  charges...............       --       --    26,000       --    18,502       --     1,909       --
                          -------- -------- --------  -------- --------  -------- --------  --------
                           456,336  429,412  463,787   416,849  451,045   432,973  428,753   417,161
                          -------- -------- --------  -------- --------  -------- --------  --------
  Earnings (loss) from
   operations...........  $ 18,220 $ 21,063 $ (1,264) $ 28,317 $    972  $ 47,110 $ (9,079) $ 15,503
                          ======== ======== ========  ======== ========  ======== ========  ========
  Net earnings (loss)...  $  2,436 $    625 $ (9,444) $  9,366 $(10,503) $ 22,589 $(15,703) $  8,367
                          ======== ======== ========  ======== ========  ======== ========  ========
Net earnings (loss) per
 common share:
 Basic..................  $    .08 $    .02 $   (.32) $    .33 $   (.37) $    .78 $   (.55) $    .29
 Diluted................       .08      .02     (.32)      .33     (.37)      .77     (.55)      .29
                          ======== ======== ========  ======== ========  ======== ========  ========

  Net sales figures have been restated due to the reclassification of freight costs.

  Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors:

  We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2000 and 1999 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon
January 24, 2001

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 EXHIBIT INDEX

  Exhibit Number                       Document Description
  --------------                       --------------------
 (3)(a)*          Restated Certificate of Incorporation, restated and filed
                  with the state of Delaware on May 1, 1987, filed as Exhibit
                  (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("1997 Form 10-K").

 (3)(c)           By-laws, as amended through January 25, 2001.

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

 (10)(a)/1/ Potlatch Corporation Management Performance Award Plan, as amended effective March 1, 1996.

 (10)(b)/1/*      Potlatch Corporation Severance Program for Executive
                  Employees, as amended and restated as of December 1, 1999, filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 (10)(c)/1/*      Potlatch Corporation 2000 Stock Incentive Plan, adopted
                  December 2, 1999, filed as Exhibit (10)(c) to the Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1999 ("1999 Form 10-K").

 (10)(d)/1/*      Potlatch Corporation Salaried Employees' Supplemental Benefit
                  Plan (As Amended and Restated Effective January 1, 1989), filed as Exhibit (10)(d) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("1998 Form 10-
                  K").

 (10)(d)(i)/1/*   Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the 1998
                  Form 10-K.

 (10)(g)/1/*      Potlatch Corporation Deferred Compensation Plan for
                  Directors, as amended through May 18, 2000, filed as Exhibit
                  (10)(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 (10)(i)/1/       Compensation of Directors, dated May 18, 1995.

 (10)(j)/2/* Form of Indemnification Agreement with each director of Potlatch Corporation, as set forth on Schedule A, filed as Exhibit (10)(j) to the 1996 Form 10-K.

 (10)(j)(i)/2/    Amendment No. 3 to Schedule A to Exhibit (10)(j).

 (10)(k)/2/* Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 1996 Form 10-K.

 (10)(k)(i)/2/    Amendment No. 3 to Schedule A to Exhibit (10)(k).

 (10)(l)/1/*      Potlatch Corporation 1989 Stock Incentive Plan adopted
                  December 8, 1988, and as amended and restated December 2, 1999, filed as Exhibit (10)(l) to the 1999 Form 10-K.

 (10)(l)(ii)/1/   Form of Stock Option Agreement for the Potlatch Corporation
                  1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997.

 (10)(l)(iii)/1/* Form of Stock Option Agreement for the Potlatch Corporation
                  1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998, filed as Exhibit (10)(l)(iii) to the 1998 Form 10-K.

  Exhibit Number                       Document Description
  --------------                       --------------------
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

 (10)(n)/1/*      Potlatch Corporation 1995 Stock Incentive Plan adopted
                  December 7, 1995, as amended and restated December 2, 1999, filed as Exhibit (10)(n) to the 1999 Form 10-K.

 (10)(n)(i)/1/    Form of Stock Option Agreement used for employees for the
                  Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December,
                  1995.

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

 (10)(n)(vi)/1/*  Form of employee Stock Option Agreement for the Potlatch
                  Corporation 1995 Stock Incentive Plan together with the
                  Addendum thereto as used for options granted in December 1999 and 2000, filed as Exhibit (10)(n)(vi) to the 1999 Form 10-K.

 (10)(n)(vii)/1/* Form of outside director Stock Option Agreement for the
                  Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December
                  1999 and 2000, filed as Exhibit (10)(n)(vii) to the 1999 Form
                  10-K.

 (21)             Potlatch Corporation Subsidiaries.

 (23)             Consent of Independent Auditors.

 (24)             Powers of Attorney.

--------
*   Incorporated by reference.
/1/ Management compensatory plan or arrangement.
/2/ Management contract.