Form 10-Q
period 2001-03-31
POTLATCH CORP
filed 2001-05-14
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For Quarter Ended   March 31, 2001    Commission file number     1-5313


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



The number of shares of common stock outstanding as of March 31, 2001:
28,296,434 shares of Common Stock, par value $1 per share.

           POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           Index to Form 10-Q





PART I.   FINANCIAL INFORMATION                               Page Number

 Item 1.  Financial Statements

   Statements of Earnings for the three
   months ended March 31, 2001 and 2000                              2

   Condensed Balance Sheets at March 31, 2001
   and December 31, 2000                                             3

   Condensed Statements of Cash Flows for the three
   months ended March 31, 2001 and 2000                              4

   Notes to Financial Statements                                5 -  6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         6 - 13


PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                          15


EXHIBIT INDEX                                                       16

                                PART I

Item 1.   Financial Statements



Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
----------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31
                                                          2001          2000
----------------------------------------------------------------------------
Net sales                                             $444,047      $474,556
----------------------------------------------------------------------------
Costs and expenses:
 Depreciation, amortization and
   cost of fee timber harvested                         40,872        40,837
 Materials, labor and other
   operating expenses                                  405,531       382,359
 Selling, general and
   administrative expenses                              28,666        33,140
 Restructuring charge (Note 4)                           4,217             -
----------------------------------------------------------------------------
                                                       479,286       456,336
----------------------------------------------------------------------------
     Earnings (loss) from operations                   (35,239)       18,220

Interest expense                                       (16,734)      (14,051)

Other income (expense), net                                485          (175)
----------------------------------------------------------------------------
     Earnings (loss) before taxes on income            (51,488)        3,994

Provision for taxes on income (Note 2)                 (20,080)        1,558
----------------------------------------------------------------------------
Net earnings (loss)                                   $(31,408)     $  2,436
============================================================================

Net earnings (loss) per common share (Note 3):
 Basic                                                  $(1.11)        $ .08
 Diluted                                                 (1.11)          .08
Dividends per common share (annual rate)                  1.74          1.74
Average shares outstanding (in thousands):
 Basic                                                  28,330        28,779
 Diluted                                                28,330        28,814
----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
2001 amounts unaudited (Dollars in thousands -
except per-share amounts)
---------------------------------------------------------------------------
                                                   March 31,   December 31,
                                                        2001           2000
---------------------------------------------------------------------------
Assets
 Current assets:
   Cash                                           $    1,970     $   11,652
   Short-term investments                                  9              9
   Receivables, net                                  213,377        187,819
   Inventories (Note 5)                              219,935        223,206
   Prepaid expenses                                   83,199         61,153
---------------------------------------------------------------------------
     Total current assets                            518,490        483,839
 Land, other than timberlands                          9,044          9,044
 Plant and equipment, at cost less
   accumulated depreciation                        1,551,442      1,637,374
 Timber, timberlands and related
   logging facilities                                389,844        333,249
 Other assets                                         81,854         78,939
---------------------------------------------------------------------------
                                                  $2,550,674     $2,542,445
===========================================================================

Liabilities and Stockholders' Equity
 Current liabilities:
   Notes payable                                  $  239,970     $  188,943
   Current installments on long-term debt            100,306            325
   Accounts payable and accrued liabilities          248,080        249,831
---------------------------------------------------------------------------
     Total current liabilities                       588,356        439,099
 Long-term debt                                      701,568        801,549
 Other long-term obligations                         185,059        184,147
 Deferred taxes                                      297,861        293,961
 Put options                                           8,334         10,453
 Stockholders' equity                                769,496        813,236
---------------------------------------------------------------------------
                                                  $2,550,674     $2,542,445
===========================================================================

Stockholders' equity per common share                 $27.19         $28.69
Working capital                                     $(69,866)       $44,740
Current ratio                                           .9:1          1.1:1
---------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
---------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31
                                                           2001        2000
---------------------------------------------------------------------------
Cash Flows From Operations
 Net earnings (loss)                                   $(31,408)   $  2,436
 Adjustments to reconcile net earnings (loss)
   to net cash provided by (used for) operations:
   Depreciation, amortization and cost of
     fee timber harvested                                40,872      40,837
   Deferred taxes                                         3,900       1,091
   Working capital changes                              (42,243)     (6,855)
   Other, net                                               113        (337)
---------------------------------------------------------------------------
   Net cash provided by (used for) operations           (28,766)     37,172
---------------------------------------------------------------------------
Cash Flows From Investing
 Additions to investments                                (1,149)       (921)
 Reductions in investments                                  466         281
 Additions to plant and properties                      (13,294)    (34,062)
---------------------------------------------------------------------------
   Net cash used for investing                          (13,977)    (34,702)
---------------------------------------------------------------------------
Cash Flows From Financing
 Change in book overdrafts                               (3,841)      2,156
 Increase in notes payable                               51,027      33,703
 Repayment of long-term debt                                  -      (9,999)
 Issuance of treasury stock                                   -         404
 Purchase of treasury stock                              (2,120)    (13,011)
 Dividends                                              (12,332)    (12,567)
 Other, net                                                 327      (5,407)
---------------------------------------------------------------------------
   Net cash provided by (used for) financing             33,061      (4,721)
---------------------------------------------------------------------------

Decrease in cash                                         (9,682)     (2,251)
Balance at beginning of period                           11,652      11,531
---------------------------------------------------------------------------
Balance at end of period                               $  1,970    $  9,280
===========================================================================

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2001 and 2000 were $9.3 million and $6.6 million, respectively. Net income tax payments (refunds) for the three months ended March 31, 2001 and 2000 were $0 million and $(0.2) million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
(Dollars in thousands)
---------------------------------------------------------------------------

NOTE 1. GENERAL - The accompanying condensed balance sheets at March 31, 2001, and December 31, 2000, and the statements of earnings and the condensed statements of cash flows for the three months ended March 31, 2001, and 2000, have been prepared in conformity with generally accepted accounting principles. The management of Potlatch Corporation (the "company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarters ended March 31, 2001 and 2000.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

     The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

                                                    Three Months Ended
                                                         March 31
                                                     2001        2000
                                                     ----        ----
Basic average common shares outstanding          28,329,767   28,779,449

Incremental shares due to common stock options            -       34,140
                                                 ----------   ----------
Diluted average common shares outstanding        28,329,767   28,813,589
                                                 ==========   ==========

     Incremental shares due to common stock options of 778 and put options of 59,201 were not included in the diluted average common shares outstanding total for March 31, 2001 due to their antidilutive
effect  as  a  result of the company's net loss for the period.   Stock
options to purchase shares of common stock of 2,035,425 and 1,940,225 at March 31, 2001, and 2000, respectively, were not included in the above computations because the stock options' exercise prices were greater than the average market price of common shares.

NOTE 4. RESTRUCTURING CHARGES - In March 2001 the company recorded a $4.2 million charge associated with a workforce reduction plan at its pulp, paperboard and consumer products operations in Idaho. The plan permanently reduced the workforce by 124 hourly positions. During 2000 the company also recorded charges related to a company-wide reduction and reorganization in its salaried workforce and for the permanent closure of a plywood plant. The following table summarizes the components of the accrued liabilities for all of these charges and the cash and noncash amounts applied against them as of March 31, 2001:

                                       Accrued Compensation  Ancillary Site    Asset
(Dollars in thousands)                and Employee Benefits   Maintenance    Valuation    Total
------------------------------------------------------------------------------------------------
Hourly workforce reduction charge            $  4,217            $    -        $    -   $  4,217
 Cash payments                                      -                 -             -          -
 Noncash allocations                           (2,864)                -             -     (2,864)
------------------------------------------------------------------------------------------------
                                                1,353                 -             -      1,353
------------------------------------------------------------------------------------------------

Salaried workforce reduction charge            27,909                 -             -     27,909
 Cash payments                                (16,872)                -             -    (16,872)
 Noncash allocations                           (2,009)                -             -     (2,009)
------------------------------------------------------------------------------------------------
                                                9,028                 -             -      9,028
------------------------------------------------------------------------------------------------

Mill closure charge                             7,825             3,837         6,840     18,502
 Cash payments                                 (4,065)             (795)            -     (4,860)
 Noncash allocations                           (3,852)                -             -     (3,852)
------------------------------------------------------------------------------------------------
                                                  (92)            3,042         6,840      9,790
------------------------------------------------------------------------------------------------
                                             $ 10,289            $3,042        $6,840   $ 20,171
================================================================================================


NOTE  5.  INVENTORIES - Inventories at the balance sheet dates consist of:

                                        March 31, 2001   December 31, 2000
                                        --------------   -----------------
 Raw materials                             $105,806           $105,022
 Work in process                              5,788              3,849
 Finished goods                             108,341            114,335
                                           --------           --------
                                           $219,935           $223,206
                                           ========           ========


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Funding

     Net cash used for operations for the first three months of 2001, as presented in the Condensed Statements of Cash Flows on page 4, totaled $28.8 million, compared with cash provided by operations of $37.2 million for the same period in 2000. The unfavorable comparison was largely due to a decrease in earnings before taxes of $55.5 million in the first quarter of 2001 compared to the same period in 2000.

     Net cash used for investing was $14.0 million for 2001's first quarter, a decrease of $20.7 million compared to the first quarter of 2000. The change was due to a planned reduction in capital spending from 2000 levels. Capital expenditures totaled $13.3 million for the first three months of 2001. Of this amount, the company spent $5.6 million in the wood products segment, the majority of which were for the completion of the modernization and expansion project at the Cook, Minnesota, oriented strand board mill. Total spending in the resource segment for the quarter equaled $3.1 million, mainly for reforestation and activities at the Boardman, Oregon, hybrid poplar plantation. The company spent $1.2 million in the printing papers segment and $3.4 million in the pulp and paper segment, largely for environmental, safety and general replacement projects.

     Net cash provided by financing totaled $33.1 million in the first quarter of 2001, compared to cash used for financing activities of $4.7 million in the first quarter of 2000. The company borrowed $17.3 million more under its credit lines in the current quarter than in the same period last year and also reduced its purchases of treasury stock by $10.9 million. Additionally, the company repaid $10.0 million of long-term debt in the first quarter of 2000.

     The company's ratio of long-term debt to stockholders' equity was .91 to 1 at March 31, 2001, compared to .99 to 1 at December 31, 2000.
Long-term debt declined $100.0 million during the quarter due to the reclassification to current of debt which matures in March 2002. Stockholders' equity decreased $43.7 million due to a net loss of $31.4 million and dividend payments of $12.3 million.

     In the first quarter of 2001, the company funded its operating losses and other cash requirements primarily through borrowings under its bank credit agreements. At March 31, 2001, the company's bank credit agreements permitted the borrowing of up to $350 million (later increased to $400 million), of which $100 million may be used for
long-term  debt.   At  March 31, 2001, the company had  $173.0  million
outstanding  under  the  short-term portion of  the  bank  lines.   The
remainder of the credit lines was used to back the commercial paper issued by the company. Commercial paper outstanding at March 31, 2001 totaled $167.0 million, of which $67.0 million was classified as short-term debt and $100.0 million was classified as long-term debt. During April 2001, all commercial paper became due and was replaced by borrowings under the bank credit lines. During March 2001, the company determined that it might be in violation of its quarterly interest coverage ratio test in its bank credit agreements for the quarter ended March 31, and it obtained a waiver of the covenant for that quarter. The covenant requires, in effect, that for any four fiscal quarters, the net earnings of the company plus income tax expense, depreciation and depletion exceed the interest expense of the company by a ratio of at least three to one. The company had a 3.0 interest coverage ratio at March 31, 2001, which was in compliance with the covenant.

     The company is currently in the process of negotiating a new bank
credit  facility  to replace the existing bank credit agreements.   The
company   expects   that  the  new  facility  will  contain   financial
maintenance covenants (to be negotiated with the lenders), be secured by certain assets, and become effective upon the sale of $200-$300 million of long-term debt securities in a separate financing with institutional investors. The company expects that the new credit facility will be in place by June 30, 2001, although there can be no assurance that it will be in place by that time or that it will contain terms (including pricing terms) that are favorable to the company. If a new credit facility is not in place by June 30, 2001, the company may need to obtain an additional waiver of the quarterly interest coverage ratio test under its existing bank credit agreements.

     During the quarter, Standard & Poors, Moody's and Fitch completed a review of their ratings on the company's outstanding long-term debt. As a result of the review, Standard & Poors and Fitch adjusted their ratings from BBB+ to BBB and Moody's adjusted its rating from Baa1 to

Baa3. As of April 3, 2001, Standard & Poors placed the company on a negative credit watch. The changes in its debt ratings are expected to increase the company's borrowing costs in future financings but are not expected to significantly adversely affect its access to capital markets.

     The  company had negative working capital of $69.9 million at
March 31, 2001, a decrease of $114.6 million from December 31, 2000. The decrease was largely due to the reclassification from long-term to current of $100.0 million of 6.25 percent debentures maturing in March
2002.   Also  negatively affecting working capital was an  increase  of
$51.0 million in notes payable and a decrease in cash of $9.7 million. Partially offsetting these amounts were increases of $25.6 million in receivables and $22.0 million in prepaid expenses.

                          Results of Operations

     A summary of period-to-period changes in items included in the statements of earnings is presented on page 13 of this Form 10-Q. Net sales figures for 2000 have been restated due to the reclassification of freight costs.

Segment Information                                   (Dollars in thousands)
---------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31
                                                        2001           2000
---------------------------------------------------------------------------
Segment Sales
 Resource                                           $ 91,287       $ 88,558
 Wood products
   Oriented strand board                              32,326         61,844
   Lumber                                             58,039         69,883
   Plywood                                            10,726         18,359
   Particleboard                                       3,889          5,541
   Other                                               5,754          6,868
---------------------------------------------------------------------------
                                                     110,734        162,495
---------------------------------------------------------------------------
 Printing papers
   Printing papers                                   110,786        117,033
   Pulp                                               17,604          9,620
---------------------------------------------------------------------------
                                                     128,390        126,653
---------------------------------------------------------------------------
 Pulp and paper
   Paperboard                                        116,640        108,990
   Tissue                                             83,127         65,415
   Pulp                                                2,830          5,745
---------------------------------------------------------------------------
                                                     202,597        180,150
---------------------------------------------------------------------------
                                                     533,008        557,856
Elimination of intersegment sales                    (88,961)       (83,300)
---------------------------------------------------------------------------

Total consolidated net sales                        $444,047       $474,556
===========================================================================

Intersegment sales or transfers
 Resource                                           $ 84,335       $ 79,357
 Wood products                                         4,023          3,681
 Printing papers                                         594            247
 Pulp and paper                                            9             15
---------------------------------------------------------------------------
Total                                               $ 88,961       $ 83,300
===========================================================================

Operating Income (Loss)
 Resource                                           $  7,863       $ 12,783
 Wood products                                       (20,718)        15,728
 Printing papers                                      (2,172)        (4,134)
 Pulp and paper                                      (15,095)         3,344
 Eliminations and adjustments                          2,334         (1,339)
---------------------------------------------------------------------------
                                                     (27,788)        26,382
Corporate                                            (23,700)       (22,388)
---------------------------------------------------------------------------

Consolidated earnings (loss) before taxes on income $(51,488)      $  3,994
===========================================================================

     The company reported a loss for the first quarter of 2001, largely due to continuing high energy costs and poor market conditions for most of its products. The results for the quarter include an after-tax charge of $2.6 million, or $.09 per diluted common share, related to a workforce reduction plan at the company's pulp, paperboard and consumer products operations in Idaho.

     For the first quarter of 2001 the company incurred a net loss of $28.8 million, or $1.02 per diluted common share, before the workforce reduction charge. Including the charge, the loss was $31.4 million or $1.11 per diluted common share. Net earnings for the first quarter of 2000 were $2.4 million, or $.08 per diluted common share. Net sales for the first quarter of 2001 were $444.0 million, compared to $474.6 million recorded a year ago.

    The resource segment reported earnings of $7.9 million for the first quarter, compared to the $12.8 million earned in the first quarter of
2000.   The unfavorable comparison to the prior year was primarily  due to lower log production in Idaho and Arkansas combined with lower net sales realizations for log sales in Idaho.

     The wood products segment reported an operating loss of $20.7 million for the first quarter of 2001, versus earnings of $15.7 million recorded in 2000's first quarter. Net sales realizations for all of the company's wood products were considerably lower than first quarter 2000 levels, especially for oriented strand board, which were down over 40 percent. Oriented strand board shipments declined during the first quarter of 2001, largely due to the temporary shutdown of the Cook, Minnesota, mill to complete a modernization and expansion project. The Cook mill has been operating well since its startup in late January. Lower plywood shipments in the first quarter of 2001 reflect the permanent closure of the Jaype, Idaho, mill in the fall of 2000.
During the first quarter markets for lumber and panel products continued to reflect the effects of foreign imports.

     The printing papers segment reported a first quarter 2001 operating loss of $2.2 million, a slight improvement over the $4.1 million loss in the first quarter of 2000. Increased production at the pulp mill in Cloquet, Minnesota, helped to reduce costs and led to significantly
increased pulp shipments compared to the first quarter of 2000.   Those
benefits  were  partially offset by lower net  sales  realizations  for
printing  papers  and pulp and higher energy costs.   Markets  for  the
company's printing papers remained soft for the first quarter.

     The pulp and paper segment reported an operating loss for 2001's first quarter of $15.1 million, compared to earnings of $3.3 million in 2000's first quarter. High energy costs, particularly in the northwest, severely affected the segment's financial performance. The company is actively working to mitigate these costs through conservation initiatives and enhancement of its internal electrical generation capabilities. Results were also adversely affected by lower net sales realizations for paperboard and pulp and a decline in pulp shipments. Consumer tissue product shipments and net sales realizations showed modest increases for the quarter compared to the first quarter of 2000. Markets for the segment's products were soft during the quarter, with the exception of consumer tissue products, which were stable for the period.

     The company's operating results reflect the general cyclical pattern of the forest products industry. All of the company's pulp-based products other than tissue products are influenced by international trade. In addition, the company's wood products are subject to
competition from manufacturers in North and South America.   Historical
prices for the company's products have been volatile, and the company, like other participants in this industry, has limited direct influence over the timing and extent of price changes for its products. Product pricing is significantly affected by the relationship between industry
supply   and  demand.   Product  supply  is  influenced  primarily   by
fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for the company's lumber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates,
population  growth, weather conditions and other factors.   The  demand
for most of the company's printing papers and pulp and paper products is primarily affected by the state of the global economy, in general,
and,  in  particular,  the  economies in North  America  and  Asia.   A
prolonged and severe weakness in the markets for most of the company's principal products could seriously harm its results of operations and financial condition and could affect its ability to satisfy working
capital   requirements   and  its  obligations   under   various   debt
instruments.

     The markets for the company's products are highly competitive, with a number of major companies competing in each market. Many of the company's competitors have significantly greater financial resources than the company. In addition, some of the company's competitors are currently lower-cost producers in some of the businesses in which the company operates, particularly in the company's pulp-based businesses. Because the company's competitors are located worldwide, variations in exchange rates between the United States dollar and other currencies, particularly the Euro, significantly affect the company's relative competitive position as compared to many of its competitors.

     Although the company generates a substantial portion of the energy required to operate its mills, the cost of natural gas and electricity purchased from outside suppliers increased significantly during late 2000 and these high costs continued during the first quarter of 2001. The company's facilities in Idaho have been most adversely affected as a result of relatively greater price increases in the Northwestern United States. The company has taken steps to increase its energy production and reduce its energy needs, which has substantially reduced its energy costs since the beginning of the year.

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

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Changes in Statements of Earnings
                        (Dollars in thousands)



                                              Three Months Ended March 31
                                        -----------------------------------
                                                                   Increase
                                            2001          2000    (Decrease)
                                            ----          ----     --------
Net sales                                 $444,047      $474,556       (6%)
Costs and expenses:
 Depreciation, amortization and
   cost of fee timber harvested             40,872        40,837        -%
 Materials, labor and other
   operating expenses                      405,531       382,359        6%
 Selling, general and
   administrative expenses                  28,666        33,140      (14%)
 Restructuring charge                        4,217             -        *
Earnings (loss) from operations            (35,239)       18,220     (293%)
Interest expense                           (16,734)      (14,051)      19%
Other income (expense), net                    485          (175)     377%
Provision for taxes on income              (20,080)        1,558   (1,389%)
Net earnings (loss)                        (31,408)        2,436   (1,389%)


*Not a meaningful figure.

                                PART II


ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits

     The exhibit index is located on page 16 of this Form 10-Q.

Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended March 31, 2001.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       POTLATCH CORPORATION
                                           (Registrant)


                                       By /S/ G. L. Zuehlke
                                          ------------------------------
                                          G. L. Zuehlke
                                          Vice President, Finance, Chief
                                          Financial Officer and Treasurer
                                          (Duly Authorized; Principal
                                            Financial Officer)



                                       By /S/ T. L. Carter
                                          ------------------------------
                                          T. L. Carter
                                          Controller
                                          (Duly Authorized; Principal
                                            Accounting Officer)


Date: May 9, 2001

          POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             Exhibit Index



Exhibit
-------

  (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.