Form 10-Q
period 2001-06-30
POTLATCH CORP
filed 2001-08-13
CIK 79716

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended                                               Commission File
June 30, 2001                                                     Number 1-5313


                             POTLATCH CORPORATION
            (Exact name of registrant as specified in its charter)

    A Delaware Corporation                                82-0156045
 (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or                             Identification No.)
         organization)

601 West Riverside Ave., Suite                               99201
             1100                                         (Zip Code)
      Spokane, Washington
     (Address of principal
      executive offices)

      Registrant's telephone number, including area code: (509) 835-1500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of June 30, 2001: 28,210,999 shares of Common Stock, par value $1 per share.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                         Number
                                                                         ------
 PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
    Statements of Earnings for the quarters and six months ended
     June 30, 2001 and 2000.............................................     2
    Condensed Balance Sheets at June 30, 2001 and December 31, 2000.....     3
    Condensed Statements of Cash Flows for the six months ended
     June 30, 2001 and 2000.............................................     4
    Notes to Financial Statements.......................................   5-8
  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations........................................   9-17
 PART II. OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders..........     18
  ITEM 6. Exhibits and Reports on Form 8-K.............................     18
 SIGNATURES.............................................................    19
 EXHIBIT INDEX..........................................................    20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF EARNINGS
                                   Unaudited
                (Dollars in thousands--except per-share amounts)

                                           Quarter Ended     Six Months Ended
                                              June 30             June 30
                                         ------------------  ------------------
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
Net sales..............................  $456,448  $462,523  $900,495  $937,079
                                         --------  --------  --------  --------
Costs and expenses:
  Depreciation, amortization and cost
   of fee timber harvested.............    41,317    38,829    82,189    79,666
  Materials, labor and other operating
   expenses............................   385,022   365,826   790,553   748,185
  Selling, general and administrative
   expenses............................    29,615    33,132    58,281    66,272
  Restructuring and other charges (Note
   4)..................................       --     26,000     4,217    26,000
                                         --------  --------  --------  --------
                                          455,954   463,787   935,240   920,123
                                         --------  --------  --------  --------
    Earnings (loss) from operations....       494    (1,264)  (34,745)   16,956

Interest expense.......................   (18,634)  (14,627)  (35,368)  (28,678)

Other income, net......................     2,092       409     2,577       234
                                         --------  --------  --------  --------
    Loss before taxes on income........   (16,048)  (15,482)  (67,536)  (11,488)
Provision (benefit) for taxes on income
 (Note 2)..............................    (6,259)   (6,038)  (26,339)   (4,480)
                                         --------  --------  --------  --------
Net loss...............................  $ (9,789) $ (9,444) $(41,197) $ (7,008)
                                         ========  ========  ========  ========
Net loss per common share (Note 3):
  Basic................................  $   (.35) $   (.32) $  (1.46) $   (.24)
  Diluted..............................      (.35)     (.32)    (1.46)     (.24)
Dividends per common share (annual
 rate).................................      1.74      1.74      1.74      1.74
Average shares outstanding (in
 thousands):
  Basic................................    28,254    28,475    28,292    28,627
  Diluted..............................    28,254    28,475    28,292    28,627


   The accompanying notes are an integral part of these financial statements.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                             2001 amounts unaudited
                (Dollars in thousands--except per-share amounts)

                                                        June 30,  December 31,
                                                          2001        2000
                                                       ---------- ------------
                        ASSETS
Current assets:
 Cash................................................. $    9,714  $   11,652
 Restricted cash (Note 5).............................     96,600         --
 Short-term investments...............................      1,925           9
 Receivables, net.....................................    208,575     187,819
 Inventories (Note 6).................................    178,163     223,206
 Prepaid expenses.....................................     92,316      61,153
                                                       ----------  ----------
  Total current assets................................    587,293     483,839
Land, other than timberlands..........................      9,042       9,044
Plant and equipment, at cost less accumulated
 depreciation.........................................  1,524,558   1,637,374
Timber, timberlands and related logging facilities....    394,275     333,249
Other assets..........................................     99,519      78,939
                                                       ----------  ----------
                                                       $2,614,687  $2,542,445
                                                       ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable........................................ $      --   $  188,943
 Current installments on long-term debt...............    132,592         325
 Accounts payable and accrued liabilities.............    223,146     249,831
                                                       ----------  ----------
  Total current liabilities...........................    355,738     439,099
Long-term debt (Note 8)...............................  1,018,997     801,549
Other long-term obligations...........................    186,469     184,147
Deferred taxes........................................    301,761     293,961
Put options...........................................      2,104      10,453
Stockholders' equity..................................    749,618     813,236
                                                       ----------  ----------
                                                       $2,614,687  $2,542,445
                                                       ==========  ==========
Stockholders' equity per common share................. $    26.57  $    28.69
Working capital....................................... $  231,555  $   44,740
Current ratio.........................................      1.7:1       1.1:1

   The accompanying notes are an integral part of these financial statements.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   Unaudited
                             (Dollars in thousands)

                                                            Six Months Ended
                                                                June 30
                                                           -------------------
                                                             2001       2000
                                                           ---------  --------
Cash Flows From Operations
 Net loss................................................. $ (41,197) $ (7,008)
 Adjustments to reconcile net loss to net cash provided by
  operations:
  Depreciation, amortization and cost of fee timber
   harvested..............................................    82,189    79,666
  Deferred taxes..........................................     7,800    (3,136)
  Working capital changes.................................   (28,424)    5,277
  Other, net..............................................      (729)     (812)
                                                           ---------  --------
  Net cash provided by operations.........................    19,639    73,987
                                                           ---------  --------
Cash Flows From Investing
 Decrease (increase) in short-term investments............    (1,916)      120
 Additions to investments.................................    (2,171)   (1,852)
 Reductions in investments................................       944       549
 Additions to plant and properties........................   (28,746)  (72,749)
                                                           ---------  --------
  Net cash used for investing.............................   (31,889)  (73,932)
                                                           ---------  --------
Cash Flows From Financing
 Change in book overdrafts................................    (5,137)   (4,091)
 Increase (decrease) in notes payable.....................  (188,943)   16,801
 Proceeds from long-term debt.............................   450,000    50,000
 Repayment of long-term debt..............................  (100,285)  (10,284)
 Long-term debt issuance fees.............................   (14,133)      --
 Issuance of treasury stock...............................     1,669       404
 Purchase of treasury stock...............................    (8,349)  (21,818)
 Dividends................................................   (24,629)  (24,962)
 Other, net...............................................    (3,281)   (8,605)
                                                           ---------  --------
  Net cash provided by (used for) financing...............   106,912    (2,555)
                                                           ---------  --------
Increase (decrease) in cash...............................    94,662    (2,500)
Balance at beginning of period............................    11,652    11,531
                                                           ---------  --------
Balance at end of period.................................. $ 106,314  $  9,031
                                                           =========  ========

  Net interest payments (net of amounts capitalized) for the six months ended June 30, 2001 and 2000 were $35.4 million and $28.7 million, respectively. Net income tax payments for the six months ended June 30, 2001 and 2000 were $0.5 million and $0.1 million, respectively.

   The accompanying notes are an integral part of these financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in thousands)

Note 1. General

  The accompanying condensed balance sheets at June 30, 2001 and December 31, 2000, the statements of earnings for the quarter and six months ended June 30, 2001 and 2000, and the condensed statements of cash flows for the six months ended June 30, 2001 and 2000, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

Note 2. Income Taxes

  The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarters and six months ended June 30, 2001 and 2000.

Note 3. Earnings Per Common Share

  Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

  The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations (in thousands):

                            Quarter Ended  Six Months
                               June 30    Ended June 30
                            ------------- -------------
                             2001   2000   2001   2000
                            ------ ------ ------ ------
   Basic average common
    shares outstanding..... 28,254 28,475 28,292 28,627
   Incremental shares due
    to common stock
    options................    --     --     --     --
   Incremental shares due
    to put options.........    --     --     --     --
                            ------ ------ ------ ------
   Diluted average common
    shares outstanding..... 28,254 28,475 28,292 28,627
                            ====== ====== ====== ======

  Incremental shares due to common stock options and put options were not included in the diluted average common shares outstanding totals due to their antidilutive effect as a result of our net loss for the periods presented. The amounts (in thousands) not included for stock options and put options totaled 19 and 43, respectively, for the quarter ended June 30, 2001; 12 and 27, respectively, for the quarter ended June 30, 2000; 10 and 51, respectively, for the six months ended June 30, 2001 and 16 and 15, respectively, for the six months ended June 30, 2000. Stock options to purchase 1,966,950, 1,876,525, 1,966,950, and 1,876,525 shares of common stock for the quarters ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

Note 4. Restructuring and Other Charges

  In March 2001 we recorded a $4.2 million charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. The plan permanently reduced the workforce by 124 hourly positions. During the second quarter of 2000 we also recorded a $26.0 million charge related to a company-wide reduction and reorganization in our salaried workforce. During the second half of 2000 we recorded a charge for the permanent closure of a plywood plant and adjusted the salaried workforce reduction charge. The following table summarizes the components of the accrued liabilities for all of these charges and the cash and noncash amounts applied against them as of June 30, 2001:

                                    Accrued
                                  Compensation  Ancillary
                                  and Employee    Site       Asset
                                    Benefits   Maintenance Valuation  Total
                                  ------------ ----------- --------- --------
                                            (Dollars in thousands)
Hourly workforce reduction
 charge..........................   $  4,217     $   --     $  --    $  4,217
  Cash payments..................     (1,095)        --        --      (1,095)
  Noncash allocations............     (2,864)        --        --      (2,864)
                                    --------     -------    ------   --------
                                         258         --        --         258
                                    --------     -------    ------   --------
Salaried workforce reduction
 charge..........................     27,909         --        --      27,909
  Cash payments..................    (19,561)        --        --     (19,561)
  Noncash allocations............     (2,009)        --        --      (2,009)
                                    --------     -------    ------   --------
                                       6,339         --        --       6,339
                                    --------     -------    ------   --------
Mill closure charge..............      7,825       3,837     6,840     18,502
  Cash payments..................     (4,239)     (1,101)      --      (5,340)
  Noncash allocations............     (3,852)        --       (179)    (4,031)
                                    --------     -------    ------   --------
                                       (266)       2,736     6,661      9,131
                                    --------     -------    ------   --------
                                    $  6,331     $ 2,736    $6,661   $ 15,728
                                    ========     =======    ======   ========

Note 5. Restricted Cash

  In June 2001, under the terms of our new credit facility, we placed $96.6 million of the proceeds into an escrow account. The escrow account's use is restricted to the repayment of our $100 million 6.25% debentures, which mature on March 15, 2002. We anticipate that the initial amount placed into the escrow account, combined with interest earned, will be sufficient to repay the principal amount due at maturity.

Note 6. Inventories

  Inventories at the balance sheet dates consist of:

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
     Raw materials........................................ $ 73,632   $105,022
     Work in process......................................    5,200      3,849
     Finished goods.......................................   99,331    114,335
                                                           --------   --------
                                                           $178,163   $223,206
                                                           ========   ========

Note 7. Derivative Financial Instruments

  During the first half of 2001 we began a program to manage a portion of our energy price risks through the use of derivative financial instruments, specifically forward contracts associated with natural gas purchases. Many of our manufacturing sites use large amounts of natural gas in their operations. Natural gas prices have recently become very volatile and we believe we can use derivative financial instruments to reduce this volatility. We account for our use of derivatives based upon Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which we adopted on January 1, 2001. The

Statement requires that derivative instruments be recorded at fair value on our balance sheets at each reporting date as an asset or liability. Since our derivative instrument program currently does not qualify for hedge accounting treatment the corresponding gain or loss is recognized in the statements of earnings. For the quarter ended June 30, 2001, we recorded a liability and corresponding expense of $4.8 million related to our derivative instruments.

Note 8. Long-term Debt

  In June, 2001, we issued $250.0 million of subordinated debentures and we borrowed $200.0 million under our new credit facility. Part of the proceeds were used to repay $100.0 million borrowed under our old credit facility that had been classified as long-term debt.

Note 9. Segment Information

  Net sales figures for 2000 have been restated due to the reclassification of freight costs.

                              Second Quarter          Six Months
                             ------------------  ----------------------
                               2001      2000       2001        2000
                             --------  --------  ----------  ----------
                                     (Dollars in thousands)
Segment Sales:
  Resource.................. $ 81,473  $ 69,608  $  172,760  $  158,166
                             --------  --------  ----------  ----------
  Wood products:
    Oriented strand board...   48,211    62,991      80,537     124,835
    Lumber..................   78,332    62,599     136,371     132,482
    Plywood.................   11,827    15,016      22,553      33,375
    Particleboard...........    3,813     4,982       7,702      10,523
    Other...................    7,206     7,456      12,960      14,324
                             --------  --------  ----------  ----------
                              149,389   153,044     260,123     315,539
                             --------  --------  ----------  ----------
  Printing papers:
    Printing papers.........  104,107   113,328     214,893     230,361
    Pulp....................   13,955    11,590      31,559      21,210
                             --------  --------  ----------  ----------
                              118,062   124,918     246,452     251,571
                             --------  --------  ----------  ----------
  Pulp and paper:
    Paperboard..............  105,153   107,534     221,793     216,524
    Tissue..................   78,889    69,245     162,016     134,660
    Pulp....................    4,665     5,159       7,495      10,904
                             --------  --------  ----------  ----------
                              188,707   181,938     391,304     362,088
                             --------  --------  ----------  ----------
                              537,631   529,508   1,070,639   1,087,364
Elimination of intersegment
 sales......................  (81,183)  (66,985)   (170,144)   (150,285)
                             --------  --------  ----------  ----------
    Total consolidated net
     sales.................. $456,448  $462,523  $  900,495  $  937,079
                             ========  ========  ==========  ==========

                                        Second Quarter        Six Months
                                       ------------------  ------------------
                                         2001      2000      2001      2000
                                       --------  --------  --------  --------
                                             (Dollars in thousands)
Intersegment sales or transfers:
  Resource............................ $ 75,149  $ 63,397  $159,484  $142,754
  Wood products.......................    5,526     3,300     9,549     6,981
  Printing papers.....................      497       275     1,091       522
  Pulp and paper......................       11        13        20        28
                                       --------  --------  --------  --------
    Total............................. $ 81,183  $ 66,985  $170,144  $150,285
                                       ========  ========  ========  ========
Operating Income (Loss):
  Resource............................ $ 10,007  $ 11,957  $ 17,870  $ 24,740
  Wood products.......................    7,231    13,929   (13,487)   29,657
  Printing papers.....................   (9,284)      331   (11,456)   (3,803)
  Pulp and paper......................    4,711     6,531   (10,384)    9,875
  Eliminations and adjustments........   (1,468)     (438)      866    (1,777)
                                       --------  --------  --------  --------
                                         11,197    32,310   (16,591)   58,692
Corporate*............................  (27,245)  (47,792)  (50,945)  (70,180)
                                       --------  --------  --------  --------
Consolidated loss before taxes on
 income............................... $(16,048) $(15,482) $(67,536) $(11,488)
                                       ========  ========  ========  ========

--------
* Includes a $26.0 million restructuring charge for the quarter and six months ended June 30, 2000.

Note 10. Subsequent Event

  On August 10, 2001, the board of directors of the company announced that our third quarter dividend would be $.15 per share, representing a 66% decrease from the previous quarterly dividend rate of approximately $.435 per share. The dividend rate is set by the board on a quarterly basis taking into account a variety of factors, including, among other things, conditions in the forest products industry and the economy generally, our operating results and cash flows, anticipated capital expenditures and compliance with the terms of our new credit facility and senior subordinated notes that limit the payment of dividends on our common stock. Although we expect to continue to pay dividends at the reduced rate, our dividend rate is subject to change from time to time based on the board's business judgment with respect to these and other relevant factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 22 manufacturing facilities, located primarily in Arkansas, Idaho and Minnesota. Our business is organized into four segments: (i) Resource, which manages our timberlands and supplies wood fiber to our manufacturing segments and third parties; (ii) Wood Products, which manufactures oriented strand board, or OSB, plywood, lumber and particleboard, (iii) Printing Papers, which produces high grade coated printing papers and bleached hardwood market pulp; and (iv) Pulp and Paper, which manufactures bleached paperboard, consumer tissue and bleached softwood market pulp.

  This report contains, in addition to historical information, forward-looking statements. These forward-looking statements are based on management's best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors Influencing Our Results of Operations."

Factors Influencing Our Results of Operations

  Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses, such as wood fiber expenses and energy costs, changes in the production capacity of our manufacturing operations as a result of major capital spending projects and other factors.

  Our operating results reflect the general cyclical pattern of the forest products industry. All of our pulp-based products other than tissue products are globally-traded commodity products. In addition, our wood products are subject to competition from manufacturers in North and South America. Historical prices for our products have been volatile, and we, like other participants in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our printing papers and pulp and paper products is primarily affected by the state of the global economy, in general, and, in particular, the economies in North America and east Asia.

  The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. Our competitors are located throughout the world and variations in exchange rates between the U.S. dollar and other currencies, particularly the Euro, significantly affect our competitive position compared to our international competitors. We believe that the strength of the U.S. dollar relative to the Euro has resulted in significantly increased competition from European companies, particularly in our Printing Papers segment. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors are currently lower-cost producers in some of the businesses in which we operate, particularly in our pulp-based business, and accordingly these competitors may be less adversely affected than we are by price decreases.

  Energy has become one of our most significant operating expenses as a result of rapid and substantial price increases which commenced in late 2000 and have continued in 2001. We use energy to generate steam used in the paper manufacturing process and to operate our other machinery. Our energy expenses were $39.7 million greater in the six months ended June 30, 2001, than in the same period of 2000. Market conditions prevent us from passing these higher costs on to our customers through price increases and accordingly, energy costs were a significant factor contributing to our net loss of $41.2 million during the six months ended June 30, 2001. Our facilities in Idaho have been the most adversely affected by the increased cost of energy as a result of comparatively greater energy price increases in the northwestern U.S. In recent months, we have reduced our exposure to the volatile spot market for electricity primarily by increasing our internal production of electricity. This contributed significantly to a reduction in our energy costs in the three months ending June 30, 2001, which were $35.8 million, as compared to $53.5 million in the preceding three month period. During the first half of 2001, we entered into forward contracts for the purchase of natural gas to reduce our exposure to volatile natural gas prices. Changes in the value of those contracts are recorded as an asset or liability as of the end of each reporting period and the corresponding gain or loss is recognized in our statements of earnings. For the quarter ended June 30, 2001, we recorded a liability and expense in the amount of $4.8 million related to these contracts, which is included in the $35.8 million of energy costs for the three months ended June 30, 2001. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas.

  Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our timberlands provided approximately 55% of log requirements for our sawmill and plywood manufacturing facilities in 2000 and an average of approximately 67% over the past five calendar years. Including the wood fiber used for pulp, OSB and particleboard, the percentages our timberlands supplied were approximately 30% in 2000 and an average of approximately 41% over the past five calendar years. The percentage of our wood fiber requirements supplied by the Resource segment will fluctuate based on a variety of factors, including changes in our timber harvest levels and changes in our manufacturing capacity. For example, the lower percentage of wood fiber supplied in 2000, compared to the five year average, was primarily the result of the significant increase in pulp manufacturing capacity resulting from the completion in December 1999 of our new pulp mill in Cloquet, Minnesota. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases. On occasion, our results of operations have been and may in the future be seriously harmed if we are unable to pass price increases through to our customers.

  Finally, changes in our manufacturing capacity primarily as a result of capital spending programs has significantly affected our results of operations in recent periods. In December 1999, we completed construction of our new pulp mill in Cloquet, Minnesota, increasing our annual production from 186,000 tons in 1999 at the former mill on the same site, to 348,000 tons at the new mill in 2000. In January 2001, we completed a modernization and expansion of our OSB mill in Cook, Minnesota. This resulted in an increase in annual production capacity from 250.0 million square feet to 435.0 million square feet at our Cook OSB mill. In addition, in September 2000, we closed our plywood mill in Jaype, Idaho as a result of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. Each of these changes has had a significant effect on our levels of net sales and expenses, as well as the comparability of our operating results from period-to-period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be harmed if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

  A summary of period-to-period changes in items included in the statements of earnings is presented on page 17 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the "Discussion of Business Segments" sections below, each segment's net sales are set forth before elimination of intersegment sales. Also, in discussing our operating results we refer to net sales realizations, which for each product line are calculated by subtracting customer freight from net sales and then dividing the result by the relevant quantities of the product shipped for the period. We believe net sales realizations are helpful in showing trends in the pricing of our products.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Net Sales--Net sales decreased 4%, or $36.6 million, from $937.1 million for the six months ended June 30, 2000 to $900.5 million for the same period in 2001. The decrease was primarily the result of a $58.0 million decline in net sales for the Wood Products segment. Net sales were lower for the segment primarily due to substantially lower net sales realizations for all of our panel products, particularly oriented strand board. Partially offsetting the decrease in Wood Products segment net sales was a $29.2 million increase in the Pulp and Paper segment net sales, primarily for consumer tissue products. Resource segment net sales decreased $2.1 million and Printing Papers segment net sales decreased $5.7 million.

  Depreciation, amortization and cost of fee timber harvested--This expense amounted to $82.2 million for the six months ended June 30, 2001, an increase of $2.5 million from the prior year period amount of $79.7 million. The increase was due largely to a $1.6 million increase in amortization expense as a result of our debt refinancing activities during the second quarter of 2001.

  Materials, labor and other operating expenses--Materials, labor and other operating expenses increased 6%, or $42.4 million, from $748.2 million for the six months ended June 30, 2000, to $790.6 million for the six months ended June 30, 2001. Energy costs were $39.7 million higher for the current six months compared to 2000's first six months, and include a $4.8 million charge for the fair value adjustment of our natural gas hedging contracts.

  Selling, general and administrative expenses--Selling, general and administrative expenses decreased 12% to $58.3 million for the six months ended June 30, 2001, from $66.3 million for the same period of 2000. The decrease was primarily due to reductions in the workforce made in June 2000 and to reduced selling expenses related to our printing papers and consumer tissue products.

  Restructuring and other charges--In March 2001 we recorded a $4.2 million charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In June 2000 we recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of our salaried workforce. A combined total of 414 salaried and hourly positions were affected by the workforce reductions.

  Interest expense, net of capitalized interest--Interest expense was $35.4 million for the six months ended June 30, 2001, an increase from $28.7 million in the prior year period. This increase reflects higher indebtedness during the 2001 period.

  Other income, net--For the six months ended June 30, 2001, other income, net was $2.6 million compared to $0.2 million for the 2000 period.

  Provision (benefit) for taxes on income--For the six months ended June 30, 2001, we recorded an income tax benefit of $26.3 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the six months ended June 30, 2000, we recorded a benefit of $4.5 million, also reflecting a tax benefit rate of 39%.

  Net earnings (loss)--We recorded a net loss of $41.2 million for the six months ended June 30, 2001, compared to a net loss of $7.0 million for the same period in 2000.

  Discussion of business segments--The Resource segment reported operating income of $17.9 million for the first six months of 2001, down from the $24.7 million earned in the same period of 2000. Segment net sales increased 9% from $158.2 million for the 2000 period, to $172.8 million for the 2001 period. The increase in net sales was due to increased wood fiber sales to our other operating segments in Minnesota, Idaho and Arkansas. Most of the increased volume was procured from outside sources and resold internally. Resource segment expenses increased from $133.4 million for the first half of 2000 to $154.9 million for the 2001 period. The increase in expenses was attributable to increased outside wood purchases.

  The Wood Products segment reported an operating loss of $13.5 million for the first six months of 2001, compared to operating income of $29.7 million earned in the first six months of 2000. Segment net sales were $260.1 million for the first six months of 2001, 18% lower than the $315.5 million recorded for the 2000 period. Net sales of OSB decreased from $124.8 million for the 2000 period to $80.5 million for the same period in 2001. Shipments of OSB decreased 3%, while net sales realizations for OSB declined 36%. Net sales of plywood fell 32%, from $33.4 million for the 2000 period to $22.6 million for the 2001 period, reflecting the closure of the Jaype, Idaho, mill in the fall of 2000, and a 10% decrease in net sales realizations. Net sales of lumber rose by $3.9 million, or 3%, to $136.4 million for the 2001 period. Shipments of lumber increased 12% for the 2001 period, while net sales realizations were down 11% compared to the first six months of 2000. Although the segment experienced higher energy and wood fiber costs during the period, segment expenses decreased to $273.6 million for 2001's first half from $285.9 million for the 2000 period, as a result of the closure of our Jaype, Idaho plywood mill in September 2000.

  The Printing Papers segment reported a first half 2001 operating loss of $11.5 million, versus a loss of $3.8 million reported a year ago. Segment net sales declined 2%, or $5.1 million, from $251.6 million for the 2000 period to $246.5 million for the 2001 period. Net sales realizations for pulp and printing papers declined 25% and 5%, respectively, compared to the first six months of 2000. An 82% increase in shipments of market pulp partially offset the decline in segment net sales. Pulp shipments increased due to increased production at our Cloquet, Minnesota, pulp mill. Segment expenses were $257.9 million for the first six months of 2001, compared to $255.4 million in 2000's first six months. Higher energy costs and a greater volume of market pulp shipped in the current period contributed to the increase in expenses.

  The Pulp and Paper segment reported an operating loss for the first half of 2001 of $10.4 million, compared to operating income of $9.9 million for 2000's first half. Segment net sales increased to $391.3 million for the first half of 2001 from $362.1 million for the 2000 period. The increase was due largely to a $27.4 million increase in tissue product net sales. Tissue product shipments were 12% higher and net sales realizations increased 6% compared to the 2000 period. Segment expenses increased 14%, from $352.2 million for the 2000 period to $401.7 million for the 2001 period. Higher energy and wood fiber costs combined with increases in the overall volume of shipments and production for the segment were responsible for the increase in costs.

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

  Net Sales--Net sales decreased 1%, or $6.1 million, from $462.5 million for the second quarter ended June 30, 2000 to $456.4 million for the same period in 2001. This decrease was primarily the result of small declines in net sales for the Wood Products and Printing Papers segments of $5.9 million and $7.1 million, respectively. Net sales were lower for the segments due to a decrease in oriented stand board and printing papers net sales. The results were partially offset by modestly higher net sales in the Pulp and Paper segment, particularly for consumer tissue products.

  Depreciation, amortization and cost of fee timber harvested--This expense amounted to $41.3 million for the second quarter of 2001, an increase of $2.5 million from the prior year period amount of $38.8 million. The increase was due largely to a $1.6 million increase in amortization expense as a result of our debt refinancing activities during the second quarter of 2001.

  Materials, labor and other operating expenses--Materials, labor and other operating expenses increased 5%, or $19.2 million, from $365.8 million during the second quarter of 2000, to $385.0 million during the quarter ended June 30, 2001. Energy costs were $9.8 million higher in the 2001 quarter compared to 2000's second quarter, and include a $4.8 million charge for the fair value adjustment of our natural gas hedging contracts. The balance of the increase is due to an increased volume of shipments for many of our products in the quarter compared to the prior year's quarter.

  Selling, general and administrative expenses--Selling, general and administrative expenses decreased 10.6% to $29.6 million for the second quarter ended June 30, 2001, from $33.1 million for the same period of 2000. The decrease was primarily due to reductions in the workforce made in June 2000 and to reduced selling expenses related to our printing papers and consumer tissue products.

  Restructuring and other charges--In June 2000 we recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization in our salaried workforce. A total of 290 salaried employee positions were affected by the reduction and reorganization.

  Interest expense, net of capitalized interest--Interest expense was $18.6 million for the second quarter of 2001, an increase from $14.6 million in the prior year period. This increase reflects higher indebtedness during the 2001 period.

  Other income, net--For the second quarter ended June 30, 2001, other income, net was $2.1 million compared to $0.4 million for the 2000 period.

  Provision (benefit) for taxes on income--For the second quarter ended June 30, 2001, we recorded an income tax benefit of $6.3 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the second quarter ended June 30, 2000, we recorded a benefit of $6.0 million, also reflecting a tax benefit rate of 39%.

  Net earnings (loss)--We recorded a net loss of $9.8 million for the second quarter of June 2001, compared to a net loss of $9.4 million for the second quarter ended June 30, 2000.

  Discussion of business segments--The Resource segment reported operating income of $10.0 million for the second quarter, down from the $12.0 million earned in the second quarter of 2000. Segment net sales increased 17% from $69.6 million for the 2000 period, to $81.5 million for the 2001 period. The increase in net sales was due to increased wood fiber sales to our other operating segments in Idaho and Arkansas. Most of the increased volume was procured from outside sources and resold internally. Resource segment expenses increased from $57.7 million for the second quarter of 2000 to $71.5 million for the 2001 period. The increase in expenses was attributable to increased outside wood purchases.

  The Wood Products segment reported operating income of $7.2 million for the second quarter of 2001, compared to $13.9 million earned in the second quarter of 2000. Segment net sales were $149.4 million for the second quarter of 2001, 2% lower than the $153.0 million recorded for 2000. Net sales of OSB decreased from $63.0 million for the 2000 period to $48.2 million for the same period in 2001. Shipments of OSB increased 6%, while net sales realizations for OSB declined 31%. Net sales of plywood fell 20%, from $15.0 million for the 2000 period to $11.8 million for the 2001 period, reflecting the closure of the Jaype, Idaho, mill in the fall of 2000, and a 7% decrease in net sales realizations. Net sales of lumber rose by $15.7 million, or 25%, to $78.3 million for the 2001 period. Shipments of lumber increased for the 2001 period, while net sales realizations were down slightly compared to the second quarter of 2000. Segment expenses increased slightly, to $142.2 million for 2001's second quarter from $139.1 million for the 2000 period, reflecting higher wood fiber and energy costs.

  The Printing Papers segment reported a second quarter 2001 operating loss of $9.3 million, versus income of $.3 million reported a year ago. Segment net sales declined 5%, or $6.8 million, from $124.9 million for the 2000 period to $118.1 million for the 2001 period. Net sales realizations for pulp and printing papers declined 35% and 8%, respectively, compared to the second quarter of 2000. A 62% increase in shipments of market pulp partially offset the decline in net sales due to lower realizations. Pulp shipments increased due to increased production at our Cloquet, Minnesota, pulp mill. Segment expenses were $127.3 million for the second quarter of 2001, compared to $124.6 million in 2000's second quarter. Higher energy costs and a greater volume of market pulp shipped in the 2001 quarter contributed to the increase in expenses.

  The Pulp and Paper segment reported operating income for the second quarter of $4.7 million, compared to $6.5 million for 2000's second quarter. Segment net sales increased slightly, to $188.7 million for the second quarter of 2001 from $181.9 million for the 2000 period. The increase was due to a $9.6 million increase in tissue product net sales. Tissue product shipments were 9% higher and net sales realizations increased 2% compared to the second quarter of 2000. Segment expenses increased 5%, from $175.4 million for the 2000 period to $184.0 million for the 2001 period. Energy costs were approximately $4.0 million higher in the second quarter of 2001 compared to the second quarter of 2000 and increases in the overall volume of shipments and production for the segment were also responsible for the increase in costs.

 Liquidity and Capital Funding

  At June 30, 2001, our financial position included long-term debt of $1.15 billion, including current installments on long-term debt of $132.6 million. Our ratio of long-term debt to stockholders' equity was 1.36 to 1 at June 30, 2001, compared to .99 to 1 at December 31, 2000. Long-term debt increased $217.4 million during the first half of 2001. The increase was due to the issuance in June of $250.0 million of senior subordinated notes due 2011 and $200.0 million under our new credit facility. Repayment of $100.0 million borrowed under our old credit facility, which had been classified as long-term debt, and the reclassification of $130.0 million to current installments partially offset the increase. Stockholders' equity declined $63.6 million, largely due to a net loss of $41.2 million and dividend payments of $24.6 million for the first half of 2001.

  We had working capital of $231.6 million at June 30, 2001, an increase of $186.8 million from December 31, 2000. The increase was largely due to increases in cash of $94.7 million, receivables of $20.8 million and prepaid expenses of $31.2 million, combined with decreases of $188.9 million in notes payable and $26.7 million in accounts payable and accrued liabilities. A decrease in inventories of $45.0 million and an increase in current installments on long-term debt of $132.3 million partially offset these amounts.

  Net cash provided by operations for the first six months of 2001 totaled $19.6 million, compared with $74.0 million for the same period in 2000. The decline was largely due to a $34.2 million greater net loss in 2001 and changes in working capital items using $28.4 million of cash in 2001 compared to providing $5.3 million of cash for the first six months of 2000.

  For the six months ended June 30, 2001, net cash used for investing was $31.9 million, compared to $73.9 million during the six months ended June 30, 2000. The decrease is attributable to a significant decline in capital expenditures in 2001. Capital spending totaled $28.7 million in the first half of 2001, compared to $72.7 million for the same period in 2000. Spending in 2001 has been focused on routine general replacement, safety, forest resource and environmental projects. Approximately $4.1 million has been spent on the modernization and expansion project at our Cook, Minnesota, oriented strand board mill. Several major projects accounted for much of the spending in the first six months of 2000, including the pulp mill in Cloquet, Minnesota, the Cook project and a recovery boiler retrofit at the Cypress Bend, Arkansas, pulp mill. With the substantial completion of our Cloquet pulp mill in late 1999 and our Cook OSB mill in January 2001, we expect our capital spending to total approximately $53.0 million in 2001.

  Net cash provided by financing was $106.9 million for the six months ended June 30, 2001, compared to net cash used for financing of $2.6 million during the same period in 2000. The change primarily reflects the debt restructuring completed in June 2001 in which we issued $450.0 million of debt, partially offset by debt repayments of $289.2 million. For the same period in 2000, we borrowed approximately $66.8 million and repaid $10.3 million. We have also purchased less treasury stock in the current year, spending $8.3 million versus $21.8 million during the first six months of 2000.

  For the six month period ended June 30, 2001, we funded our operating losses and other cash requirements primarily through borrowings under our bank credit agreements. On June 29, 2001, we obtained a new credit facility providing for aggregate borrowings of up to $400.0 million. The new credit facility is comprised of a four-year term loan, in the amount of $200.0 million, and a three-year revolving line of credit of up to $200.0 million, including a $110.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by approximately 130,000 acres of our timberlands in Arkansas and our accounts receivable and inventory. As of June 30, 2001, $200.0 million was outstanding under the four-year term loan, no borrowings were outstanding under the revolving line of credit, and approximately $103.0 million of the revolving line of credit was used to support outstanding letters of credit. These letters of credit provide credit enhancement for a portion of our outstanding industrial revenue bonds.

  Concurrent with the closing of the new credit facility, we sold $250.0 million of our senior subordinated notes due 2011 in an institutional private placement. The notes are unsecured obligations and are subordinated to our senior notes and new credit facility. The notes bear interest at a rate of 10% per annum, payable semiannually and are redeemable, at our option, in whole or in part, at any time on or after July 15, 2006 at varying redemption prices.

  Both the agreement governing our new credit facility and the indenture governing our senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries' ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures or change the nature of our business. The new credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum fixed charge coverage ratio. Events of default under the new credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company.

  We used the gross proceeds from the sale of the senior subordinated notes and initial borrowings under the new bank credit facility to (i) repay all outstanding indebtedness under our existing bank credit facilities, (ii) pay transaction costs relating to the new credit facility and the notes offering, and (iii) fund an escrow account with $96.6 million which, together with future accrued interest, is expected to be sufficient to repay the outstanding principal amount of our 6.25% Debentures due March 15, 2002. We expect that any borrowings under the revolving credit facility will be used for working capital and other corporate purposes.

  On August 10, 2001, the board of directors of the company announced that our third quarter dividend would be $.15 per share, representing a 66% decrease from the previous quarterly dividend rate of approximately $.435 per share. The dividend rate is set by the board on a quarterly basis taking into account a variety of factors, including, among other things, conditions in the forest products industry and the economy generally, our operating results and cash flows, anticipated capital expenditures and compliance with the terms of our new credit facility and senior subordinated notes that limit the payment of dividends on our common stock. Although we expect to continue to pay dividends at the reduced rate, our dividend rate is subject to change from time to time based on the board's business judgment with respect to these and other relevant factors.

  We believe that our cash, cash flow from operations and available borrowings under our new revolving credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months and for the foreseeable future. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will remain in compliance with the financial covenants in the new credit facilities so that future borrowings thereunder will be available to us. This will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under "Factors Influencing Our Results of Operations," many of which are beyond our control.

  During the first quarter of 2001, Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., Moody's Investors Service Inc. and Fitch, Inc. completed a review of their ratings on our senior unsecured long-term debt. As a result of the review, at the end of March 2001, Standard & Poor's and Fitch adjusted their ratings on this debt from BBB+ to BBB and Moody's adjusted its rating from Baa1 to Baa3. On April 3, 2001, Standard & Poor's placed our debt on CreditWatch with negative implications, and, on June 8, 2001, Standard & Poor's adjusted their ratings on our senior unsecured long-term debt and our corporate credit rating from BBB to BBB- and retained the debt on CreditWatch with negative implications. On June 11, 2001, Fitch adjusted its ratings on our senior unsecured long-term debt from BBB to BBB-. On June 15, 2001, Moody's changed their outlook on our debt rating from stable to negative. On the same date, Moody's also assigned a Baa2 rating to our new credit facilities. These changes in our debt ratings have increased our borrowing costs.

  It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we consider and plan to continue to consider, among other things, adjustments to our capital expenditures and overall spending, the restructuring of our operations to achieve greater efficiencies and the disposition of assets that may have greater value to others. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

  Since December 1999, we have been authorized under a stock repurchase program to repurchase up to two million shares of our common stock. Under the plan, purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through our put option program. Through June 30, 2001, a total of 860,900 shares have been acquired under the program. We do not expect to repurchase additional common stock in the foreseeable future, other than pursuant to currently outstanding put options which involve a maximum aggregate obligation of approximately $2.1 million.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CHANGES IN STATEMENTS OF EARNINGS
                             (Dollars in thousands)

                            Quarter Ended June 30        Six Months Ended June 30
                         -----------------------------  -----------------------------
                                              Increase                       Increase
                           2001      2000    (Decrease)   2001      2000    (Decrease)
                         --------  --------  ---------  --------  --------  ---------
Net sales............... $456,448  $462,523      (1%)   $900,495  $937,079      (4%)
Costs and expenses:
  Depreciation,
   amortization and cost
   of fee timber
   harvested............   41,317    38,829       6%      82,189    79,666       3%
  Materials, labor and
   other operating
   expenses.............  385,022   365,826       5%     790,553   748,185       6%
  Selling, general and
   administrative
   expenses.............   29,615    33,132     (11%)     58,281    66,272     (12%)
  Restructuring and
   other charges........      --     26,000    (100%)      4,217    26,000     (84%)
Earnings (loss) from
 operations.............      494    (1,264)   (139%)    (34,745)   16,956    (305%)
Interest expense........  (18,634)  (14,627)     27%     (35,368)  (28,678)     23%
Other income, net.......    2,092       409     411%       2,577       234   1,001%
Provision (benefit) for
 taxes on income........   (6,259)   (6,038)      4%     (26,339)   (4,480)    488%
Net loss................   (9,789)   (9,444)      4%     (41,197)   (7,008)    488%

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of stockholders of the company held on May 17, 2001, the company's stockholders voted on two proposals as follows:

Proposal 1

  Election of 4 Directors

                                                               For     Withheld
                                                            ---------- ---------
     Richard A. Clarke..................................... 57,230,975 1,410,961
     Vivian W. Piasecki.................................... 57,255,970 1,385,966
     Gregory L. Quesnel.................................... 57,405,863 1,236,073
     L. Pendleton Siegel................................... 56,479,807 2,162,129

Proposal 2

  Ratify the Selection of KPMG LLP as Independent Auditor

              For...................... 57,760,833
              Against..................    595,638
              Withheld.................    285,638

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

  The exhibit index is located on page 20 of this Form 10-Q.

Reports on Form 8-K

  A current report on Form 8-K was filed, dated April 2, 2001. Under Item 5, Other Events, we reported that due to continued high energy prices and weak market conditions, we did not expect that we would meet the quarterly interest coverage ratio test contained in our bank credit agreements as of March 31, 2001. As a result, we obtained bank waivers of the interest coverage test requirement for the first quarter ending March 31, 2001.

  A current report on Form 8-K was filed, dated June 19, 2001. Under Item 5, Other Events and Regulation FD Disclosure, we announced a planned debt refinancing program.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Potlatch Corporation
                                          (Registrant)

                                                  /s/ Gerald L. Zuehlke
                                          By: _________________________________
                                                     Gerald L. Zuehlke
                                               Vice President, Finance, Chief
                                              Financial Officer and Treasurer
                                                (Duly Authorized; Principal
                                                     Financial Officer)


                                                   /s/ Terry L. Carter
                                          By: _________________________________
                                                      Terry L. Carter
                                                         Controller
                                                (Duly Authorized; Principal
                                                    Accounting Officer)

Date: August 10, 2001

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 EXHIBIT INDEX

 Exhibit
 -------
                                  PART II
  (4)    Registrant undertakes to file with the Securities and
         Exchange Commission, upon request, any instrument with
         respect to long-term debt.
 (10)(o) Form of Indenture, dated as of June 29, 2001, for the 10%
         Senior Subordinated Notes Due 2011.
 (10)(p) Credit Agreement, dated as of June 29, 2001.