Form 10-Q
period 2001-09-30
POTLATCH CORP
filed 2001-11-13
CIK 79716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 2001

                         Commission file number 1-5313

                               -----------------

                             POTLATCH CORPORATION
            (Exact name of registrant as specified in its charter)

         A Delaware Corporation                       82-0156045
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

  601 West Riverside Ave., Suite 1100
          Spokane, Washington                           99201
    (Address of principal executive                   (Zip Code)
                offices)

      Registrant's telephone number, including area code: (509) 835-1500

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of common stock outstanding as of September 30, 2001:
28,281,650 shares of Common Stock, par value $1 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                               Index to Form 10-Q


PART I. FINANCIAL INFORMATION                                        Page Number
-----------------------------                                        -----------

     Item 1. Financial Statements

       Statements of Earnings for the quarters and nine
       months ended September 30, 2001 and 2000                                2

       Condensed Balance Sheets at September 30, 2001
       and December 31, 2000                                                   3

       Condensed Statements of Cash Flows for the nine
       months ended September 30, 2001 and 2000                                4

       Notes to Financial Statements                                      5 - 16

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               17 - 27

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                      28


PART II. OTHER INFORMATION
--------------------------

     Item 6. Exhibits and Reports on Form 8-K                                 28


SIGNATURES                                                                    29
----------


EXHIBIT INDEX                                                                 30
-------------

                                     PART I

Item 1.   Financial Statements

================================================================================
Potlatch Corporation and Consolidated Subsidiaries
Statements of Earnings
Unaudited (Dollars in thousands - except per-share amounts)
--------------------------------------------------------------------------------

                                                                        Quarter Ended                        Nine Months Ended
                                                                         September 30                           September 30
                                                                    2001              2000                2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $456,640         $452,017         $ 1,357,135         $ 1,389,096
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Depreciation, amortization and
       cost of fee timber harvested                                43,847           41,543             126,036             121,209
    Materials, labor and other
       operating expenses                                         372,962          363,630           1,163,515           1,111,815
    Selling, general and
       administrative expenses                                     30,798           27,370              89,079              93,642
    Restructuring and other
       charges (Note 4)                                               353           18,502               4,570              44,502
----------------------------------------------------------------------------------------------------------------------------------

                                                                  447,960          451,045           1,383,200           1,371,168
----------------------------------------------------------------------------------------------------------------------------------

          Earnings (loss) from
              operations                                            8,680              972             (26,065)             17,928

Interest expense                                                  (22,009)         (14,959)            (57,377)            (43,637)

Other income (expense), net                                         2,589           (3,231)              5,166              (2,997)
----------------------------------------------------------------------------------------------------------------------------------

          Loss before
              taxes on income                                     (10,740)         (17,218)            (78,276)            (28,706)

Provision (benefit) for
    taxes on income (Note 2)                                       (4,189)          (6,715)            (30,528)            (11,195)
----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                         $ (6,551)        $(10,503)        $   (47,748)        $   (17,511)
==================================================================================================================================

Net loss per common share (Note 3):
    Basic                                                           $(.23)           $(.37)             $(1.69)              $(.61)
    Diluted                                                          (.23)            (.37)              (1.69)               (.61)
Dividends per common share
    (annual rate)                                                     .60             1.74                1.17                1.74
Average shares outstanding
    (in thousands):
    Basic                                                          28,257           28,430              28,280              28,561
    Diluted                                                        28,257           28,430              28,280              28,561
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

================================================================================
Potlatch Corporation and Consolidated Subsidiaries
Condensed Balance Sheets
2001 amounts unaudited (Dollars in thousands -
except per-share amounts)
--------------------------------------------------------------------------------

                                                                                           September 30,              December 31,
                                                                                                    2001                      2000
----------------------------------------------------------------------------------------------------------------------------------
Assets
    Current assets:
       Cash                                                                                   $    7,176                $   11,652
       Restricted cash (Note 5)                                                                   97,549                         -
       Short-term investments                                                                     46,909                         9
       Receivables, net                                                                          187,674                   187,819
       Inventories (Note 6)                                                                      196,580                   223,206
       Prepaid expenses                                                                          102,788                    61,153
----------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                   638,676                   483,839
    Land, other than timberlands                                                                   9,042                     9,044
    Plant and equipment, at cost less
       accumulated depreciation                                                                1,498,227                 1,637,374
    Timber, timberlands and related
       logging facilities                                                                        394,861                   333,249
    Other assets                                                                                 105,783                    78,939
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              $2,646,589                $2,542,445
==================================================================================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
       Notes payable                                                                          $        -                $  188,943
       Current installments on long-term debt                                                    133,097                       325
       Accounts payable and accrued liabilities                                                  256,682                   249,831
----------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                              389,779                   439,099
    Long-term debt (Note 7)                                                                    1,018,009                   801,549
    Other long-term obligations                                                                  189,965                   184,147
    Deferred taxes                                                                               305,661                   293,961
    Put options                                                                                    2,103                    10,453
    Stockholders' equity                                                                         741,072                   813,236
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              $2,646,589                $2,542,445
==================================================================================================================================

Stockholders' equity per common share                                                             $26.20                    $28.69
Working capital                                                                               $  248,897                $   44,740
Current ratio                                                                                      1.6:1                     1.1:1
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

================================================================================
Potlatch Corporation and Consolidated Subsidiaries
Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)
--------------------------------------------------------------------------------

                                                            Nine Months Ended
                                                                September 30
                                                             2001          2000
-------------------------------------------------------------------------------
Cash Flows From Operations
    Net loss                                            $ (47,748)    $ (17,511)
    Adjustments to reconcile net loss
       to net cash provided by operations:
       Depreciation, amortization and cost of
          fee timber harvested                            126,036       121,209
       Deferred taxes                                      11,700        (8,956)
       Working capital changes                             (5,982)       16,369
       Other, net                                          (2,168)       (1,599)
-------------------------------------------------------------------------------

       Net cash provided by operations                     81,838       109,512
-------------------------------------------------------------------------------

Cash Flows From Investing
    Increase in restricted cash                           (97,549)            -
    Decrease (increase) in short-term investments         (46,900)          150
    Additions to investments                               (3,415)       (3,525)
    Reductions in investments                               1,558           918
    Additions to plant and properties                     (42,795)     (119,040)
-------------------------------------------------------------------------------

       Net cash used for investing                       (189,101)     (121,497)
-------------------------------------------------------------------------------

Cash Flows From Financing
    Change in book overdrafts                              (2,031)        1,209
    Increase (decrease) in notes payable                 (188,943)       38,976
    Proceeds from long-term debt                          450,000        50,000
    Repayment of long-term debt                          (100,768)      (10,266)
    Long-term debt issuance fees                          (15,352)            -
    Issuance of treasury stock                              3,524           468
    Purchase of treasury stock                             (8,349)      (21,818)
    Dividends                                             (28,868)      (37,328)
    Other, net                                             (6,426)       (9,550)
-------------------------------------------------------------------------------

       Net cash provided by financing                     102,787        11,691
-------------------------------------------------------------------------------

Decrease in cash                                           (4,476)         (294)
Balance at beginning of period                             11,652        11,531
-------------------------------------------------------------------------------

Balance at end of period                                $   7,176     $  11,237
===============================================================================

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2001 and 2000 were $38.8 million and $36.1 million, respectively. Net income tax payments for the nine months ended September 30, 2001 and 2000 were $0.4 million and $0.3 million, respectively.

The accompanying notes are an integral part of these financial statements.

================================================================================
Potlatch Corporation and Consolidated Subsidiaries
Notes to Financial Statements
Unaudited (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 2001 and December 31, 2000, the statements of earnings for the quarter and nine months ended September 30, 2001 and 2000, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

NOTE 2. INCOME TAXES - The provision for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarters and nine months ended September 30, 2001 and 2000.

NOTE 3. EARNINGS PER COMMON SHARE - Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, "Earnings Per Share."

     The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations (in thousands):

                                      Quarter Ended         Nine Months Ended
                                       September 30            September 30
                                     2001      2000         2001         2000
                                     ----      ----         ----         ----
Basic average common shares
    outstanding                     28,257    28,430      28,280        28,561

Incremental shares due to common
    stock options                        -         -           -             -

Incremental shares due to put
    options                              -         -           -             -
                                    ------    ------      ------        ------

Diluted average common shares
    outstanding                     28,257    28,430      28,280        28,561
                                    ======    ======      ======        ======

     Incremental shares due to common stock options and put options were not included in the diluted average common shares outstanding totals due to their antidilutive effect as a result of our net loss for the periods presented. The amounts (in thousands) not included for stock options and put options totaled 1 and 15, respectively, for the quarter ended September 30, 2001; 2 and 80, respectively, for the quarter ended September 30, 2000; 7 and 35, respectively, for the nine months ended September 30, 2001 and 6 and 38, respectively, for the nine months ended September 30, 2000. Stock options to purchase 1,983,625, 2,113,550, 1,957,800, and 1,964,375 shares of common stock for the quarters ended September 30, 2001 and 2000 and nine months ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

NOTE 4. RESTRUCTURING AND OTHER CHARGES - The following charges are included in the "Restructuring and other charges" line in the Statements of Earnings.

     In March 2001, we recorded a $4.2 million charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In September 2001 an additional $0.4 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The plan permanently reduced the workforce by 124 hourly production and maintenance positions.

     In June 2000, we recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of our salaried production and administrative workforce. In December 2000 an additional $1.9 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. In establishing the initial liability, we estimated 261 employees would be terminated. As of December 31, 2000, and September 30, 2001, a total of 273 employees had been terminated under the reduction and reorganization plan. As of September 30, 2001, $23.7 million had been recorded against the accrued liability associated with the charge. We anticipate annual pre-tax savings of $21 million as a result of the reduction in force.

     In September 2000, we recorded an $18.5 million pre-tax charge for costs associated with the closure of our Jaype, Idaho, plywood mill. The closure was deemed necessary due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The amounts of revenues and operating income or loss attributable to the mill were not material in relation to revenues and operating income of the company as a whole. As of December 31, 2000, 5 salaried and 200 hourly production and maintenance employees had been terminated due to the closure. As of September 30, 2001, a total of 5 salaried and 207 hourly production and maintenance employees had been terminated due to the closure. The mill was dismantled in 2001, with equipment and parts used at our other facilities or sold to outside bidders. We will continue to operate a log yard at the site. As of September 30, 2001, $16.0 million had been recorded against the accrued liability associated with the charge.

     The following table summarizes the components of the accrued liabilities for all of these charges and the cash and noncash amounts applied against them as of September 30, 2001:

                                          Accrued Compensation     Ancillary Site       Asset
(Dollars in thousands)                   and Employee Benefits*      Maintenance      Valuation     Total
----------------------------------------------------------------------------------------------------------
Hourly workforce reduction charge                 $  4,570          $     -          $     -      $  4,570
    Cash payments                                   (1,238)               -                -        (1,238)
    Noncash allocations                             (3,217)               -                -        (3,217)
----------------------------------------------------------------------------------------------------------
                                                       115                -                -           115
----------------------------------------------------------------------------------------------------------

Salaried workforce reduction charge                 27,909                -                -        27,909
    Cash payments                                  (21,707)               -                -       (21,707)
    Noncash allocations                             (2,009)               -                -        (2,009)
----------------------------------------------------------------------------------------------------------
                                                     4,193                -                -         4,193
----------------------------------------------------------------------------------------------------------

Mill closure charge                                  7,825            3,837            6,840        18,502
    Cash payments                                   (4,342)          (1,340)               -        (5,682)
    Noncash allocations                             (3,852)               -           (6,457)      (10,309)
----------------------------------------------------------------------------------------------------------
                                                      (369)           2,497              383         2,511
----------------------------------------------------------------------------------------------------------
                                                  $  3,939          $ 2,497          $   383      $  6,819
==========================================================================================================

*Noncash allocation amounts represent costs incurred for postretirement medical and pension benefits.

NOTE 5. RESTRICTED CASH - In June 2001, under the terms of our new credit facility, we placed $96.6 million of the proceeds into an interest-bearing escrow account. The escrow account's use is restricted to the repayment of our $100 million 6.25% debentures, which mature on March 15, 2002.

NOTE 6. INVENTORIES - Inventories at the balance sheet dates consist of:

                            September 30, 2001    December 31, 2000
                            ------------------    -----------------
       Raw materials             $ 90,019             $105,022
       Work in process              5,634                3,849
       Finished goods             100,927              114,335
                                 --------             --------

                                 $196,580             $223,206
                                 ========             ========

NOTE 7. LONG-TERM DEBT - In June 2001, we issued $250.0 million of subordinated debentures and we borrowed $200.0 million under our new credit facility. Part of the proceeds were used to repay $100.0 million borrowed under our old credit facility that had been classified as long-term debt.

NOTE 8. SEGMENT INFORMATION - Net sales figures for 2000 have been restated due to the reclassification of freight costs.

----------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------------------------------------------------------------------------------------
                                              Third Quarter                      Nine Months
                                           2001           2000               2001            2000
----------------------------------------------------------------------------------------------------
Segment Sales
    Resource                           $ 131,502      $  112,225         $  304,262       $  270,391
----------------------------------------------------------------------------------------------------
    Wood products
       Oriented strand board              48,395          45,737            128,932          170,572
       Lumber                             74,928          61,040            211,299          193,522
       Plywood                            12,118           9,971             34,671           43,346
       Particleboard                       3,201           4,783             10,903           15,306
       Other                               6,733           7,424             19,693           21,748
----------------------------------------------------------------------------------------------------
                                         145,375         128,955            405,498          444,494
----------------------------------------------------------------------------------------------------
  Printing papers
       Printing papers                   102,726         114,478            317,619          344,839
       Pulp                               12,002          16,518             43,561           37,728
----------------------------------------------------------------------------------------------------
                                         114,728         130,996            361,180          382,567
----------------------------------------------------------------------------------------------------
    Pulp and paper
       Paperboard                        103,473         106,738            325,266          323,262
       Tissue                             82,929          71,427            244,945          206,087
       Pulp                                3,289           7,064             10,784           17,968
----------------------------------------------------------------------------------------------------
                                         189,691         185,229            580,995          547,317
----------------------------------------------------------------------------------------------------
                                         581,296         557,405          1,651,935        1,644,769
Elimination of intersegment sales       (124,656)       (105,388)          (294,800)        (255,673)
----------------------------------------------------------------------------------------------------

Total consolidated net sales           $ 456,640      $  452,017         $1,357,135       $1,389,096
====================================================================================================

Intersegment sales or transfers
    Resource                           $ 119,198      $  101,368         $  278,682       $  244,122
    Wood products                          4,821           3,145             14,370           10,126
    Printing papers                          627             862              1,718            1,384
    Pulp and paper                            10              13                 30               41
----------------------------------------------------------------------------------------------------

Total                                  $ 124,656      $  105,388         $  294,800       $  255,673
====================================================================================================

Operating Income (Loss)
    Resource                           $  17,860      $   23,546         $   35,730       $   48,286
    Wood products*                            12         (29,012)           (13,475)             645
    Printing papers                       (6,965)          2,326            (18,421)          (1,477)
    Pulp and paper                         9,973           6,915               (411)          16,790
    Eliminations and adjustments          (1,560)         (2,209)              (694)          (3,986)
----------------------------------------------------------------------------------------------------
                                          19,320           1,566              2,729           60,258
Corporate**                              (30,060)        (18,784)           (81,005)         (88,964)
----------------------------------------------------------------------------------------------------

Consolidated loss
    before taxes on income             $ (10,740)      $ (17,218)        $  (78,276)      $  (28,706)
====================================================================================================

* Third quarter 2000 includes an $18.5 million charge related to the closure of a plywood plant in Idaho.
** The nine months ended September 30, 2000 includes a $26.0 million restructuring charge taken in the second quarter.

NOTE 9. SUBSIDIARY GUARANTORS - A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of the obligations under our current credit facilities.

     Consolidating statements of earnings for the quarter and nine months ended September 30, 2001 and 2000 are as follows (unaudited):

                                                  For the quarter ended September 30, 2001
                                           ----------------------------------------------------
                                             Parent    Subsidiary
                                            Company    Guarantors   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Net sales                                  $456,640       $573         $(573)        $456,640
-----------------------------------------------------------------------------------------------
Costs and expenses:
    Depreciation, amortization and
       cost of fee timber harvested          43,804         43             -           43,847
    Materials, labor and other
       operating expenses                   373,432        103          (573)         372,962
    Selling, general and
       administrative expenses               30,650        148             -           30,798
    Restructuring and other
       charges                                  353          -             -              353
-----------------------------------------------------------------------------------------------

                                            448,239        294          (573)         447,960
-----------------------------------------------------------------------------------------------
Earnings from operations                      8,401        279             -            8,680
Interest expense                            (22,009)         -             -          (22,009)
Other income, net                             2,589          -             -            2,589
-----------------------------------------------------------------------------------------------
Earnings (loss) before taxes
    on income and equity in net
    income of consolidated
    subsidiaries                            (11,019)       279             -          (10,740)
Equity in net income of
    consolidated subsidiaries                   170          -          (170)               -
Provision (benefit) for
    taxes on income                          (4,298)       109             -           (4,189)
-----------------------------------------------------------------------------------------------

Net earnings (loss)                        $ (6,551)      $170         $(170)        $ (6,551)
===============================================================================================

                                                        For the quarter ended September 30, 2000
                                              -----------------------------------------------------------------
                                               Parent        Subsidiary
                                              Company        Guarantors        Eliminations        Consolidated
---------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Net sales                                     $452,017          $543              $(543)             $452,017
---------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Depreciation, amortization and
       cost of fee timber harvested             41,497            46                  -                41,543
    Materials, labor and other
       operating expenses                      364,091            82               (543)              363,630
    Selling, general and
       administrative expenses                  27,291            79                  -                27,370
    Restructuring and other
       charges                                  18,502             -                  -                18,502
---------------------------------------------------------------------------------------------------------------

                                               451,381           207               (543)              451,045
---------------------------------------------------------------------------------------------------------------
Earnings from operations                           636           336                  -                   972
Interest expense                               (14,959)            -                  -               (14,959)
Other expense, net                              (3,231)            -                  -                (3,231)
---------------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes
    on income and equity in net
    income of consolidated
    subsidiaries                              $(17,554)         $336              $   -              $(17,218)
Equity in net income of
    consolidated subsidiaries                      205             -               (205)                    -
Provision (benefit) for
    taxes on income                             (6,846)          131                  -                (6,715)
---------------------------------------------------------------------------------------------------------------

Net earnings (loss)                           $(10,503)         $205              $(205)             $(10,503)
===============================================================================================================

                                                      For the nine months ended September 30, 2001
                                          ------------------------------------------------------------------------
                                              Parent        Subsidiary
                                             Company        Guarantors        Eliminations        Consolidated
------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Net sales                                  $1,357,135         $1,729             $(1,729)           $1,357,135
------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Depreciation, amortization and
       cost of fee timber harvested           125,906            130                   -               126,036
    Materials, labor and other
       operating expenses                   1,165,029            215              (1,729)            1,163,515
    Selling, general and
       administrative expenses                 88,666            413                   -                89,079
    Restructuring and other
       charges                                  4,570              -                   -                 4,570
------------------------------------------------------------------------------------------------------------------

                                            1,384,171            758              (1,729)            1,383,200
------------------------------------------------------------------------------------------------------------------
Earnings (loss) from
    operations                                (27,036)           971                   -               (26,065)
Interest expense                              (57,377)             -                   -               (57,377)
Other income, net                               5,158              8                   -                 5,166
------------------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes
    on income and equity in net
    income of consolidated
    subsidiaries                              (79,255)           979                   -               (78,276)
Equity in net income of
    consolidated subsidiaries                     597              -                (597)                    -
Provision (benefit) for
    taxes on income                           (30,910)           382                   -               (30,528)
------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                        $  (47,748)        $  597             $  (597)           $  (47,748)
==================================================================================================================

                                                          For the nine months ended September 30, 2000
                                                ------------------------------------------------------------------
                                                   Parent       Subsidiary
                                                  Company       Guarantors        Eliminations        Consolidated
------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Net sales                                        $1,389,096       $1,487             $(1,487)          $1,389,096
-----------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Depreciation, amortization and
       cost of fee timber harvested                 121,037          172                   -              121,209
    Materials, labor and other
       operating expenses                         1,113,257           45              (1,487)           1,111,815
    Selling, general and
       administrative expenses                       93,321          321                   -               93,642
    Restructuring and other
       charges                                       44,502            -                   -               44,502
------------------------------------------------------------------------------------------------------------------

                                                  1,372,117          538              (1,487)           1,371,168
-----------------------------------------------------------------------------------------------------------------
Earnings from operations                             16,979          949                   -               17,928
Interest expense                                    (43,637)           -                   -              (43,637)
Other income (expense), net                          (2,998)           1                   -               (2,997)
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes
    on income and equity in net
    income of consolidated
    subsidiaries                                    (29,656)         950                   -              (28,706)
Equity in net income of
    consolidated subsidiaries                           580            -                (580)                   -
Provision (benefit) for
    taxes on income                                 (11,565)         370                   -              (11,195)
-----------------------------------------------------------------------------------------------------------------

Net earnings (loss)                              $  (17,511)      $  580             $  (580)          $  (17,511)
=================================================================================================================

     Condensed consolidating balance sheets as of September 30, 2001 and December 31, 2000 are as follows (2001 amounts unaudited):

                                                                      September 30, 2001
                                               --------------------------------------------------------------------
                                                   Parent        Subsidiary
                                                  Company        Guarantors        Eliminations        Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Assets
    Current assets:
       Cash                                     $    6,833        $    343            $     -           $    7,176
       Restricted cash                              97,549               -                  -               97,549
       Short-term investments                       46,909               -                  -               46,909
       Receivables, net                            187,295             402                (23)             187,674
       Inventories                                 196,278             302                  -              196,580
       Prepaid expenses                            102,762              26                  -              102,788
-------------------------------------------------------------------------------------------------------------------
    Total current assets                           637,626           1,073                (23)             638,676
    Land, other than timberlands                     8,634             408                  -                9,042
    Plant and equipment, at cost less
       accumulated depreciation                  1,496,760           1,467                  -            1,498,227
    Timber, timberlands and related
       logging facilities                          394,861               -                  -              394,861
    Other assets                                   107,029               -             (1,246)             105,783
-------------------------------------------------------------------------------------------------------------------

                                                $2,644,910        $  2,948            $(1,269)          $2,646,589
===================================================================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
       Current installments on
          long-term debt                        $  133,097        $      -            $     -           $  133,097
       Accounts payable and accrued
          liabilities                              256,580             125                (23)             256,682
-------------------------------------------------------------------------------------------------------------------
    Total current liabilities                      389,677             125                (23)             389,779
    Intercompany transfers                          29,655         (29,655)                 -                    -
    Long-term debt                               1,018,009               -                  -            1,018,009
    Other long-term obligations                    189,965               -                  -              189,965
    Deferred taxes                                 305,661               -                  -              305,661
    Put options                                      2,103               -                  -                2,103
    Stockholders' equity                           709,840          32,478             (1,246)             741,072
-------------------------------------------------------------------------------------------------------------------

                                                $2,644,910        $  2,948            $(1,269)          $2,646,589
===================================================================================================================

                                                                        December 31, 2000
                                                 ------------------------------------------------------------------
                                                   Parent        Subsidiary
                                                  Company        Guarantors        Eliminations        Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Assets
    Current assets:
       Cash                                      $   10,529       $  1,123            $     -           $   11,652
       Short-term investments                             9              -                  -                    9
       Receivables, net                             187,046            863                (90)             187,819
       Inventories                                  222,963            243                  -              223,206
       Prepaid expenses                              61,133             20                  -               61,153
-------------------------------------------------------------------------------------------------------------------
    Total current assets                            481,680          2,249                (90)             483,839
    Land, other than timberlands                      8,636            408                  -                9,044
    Plant and equipment, at cost less
       accumulated depreciation                   1,635,777          1,597                  -            1,637,374
    Timber, timberlands and related
       logging facilities                           333,249              -                  -              333,249
    Other assets                                     80,185              -             (1,246)              78,939
-------------------------------------------------------------------------------------------------------------------

                                                 $2,539,527       $  4,254            $(1,336)          $2,542,445
===================================================================================================================

Liabilities and Stockholders' Equity
    Current liabilities:
       Notes payable                             $  188,943       $      -            $     -           $  188,943
       Current installments on
          long-term debt                                325              -                  -                  325
       Accounts payable and accrued
          liabilities                               249,513            408                (90)             249,831
-------------------------------------------------------------------------------------------------------------------
    Total current liabilities                       438,781            408                (90)             439,099
    Intercompany transfers                           28,073        (28,073)                 -                    -
    Long-term debt                                  801,549              -                  -              801,549
    Other long-term obligations                     184,147              -                  -              184,147
    Deferred taxes                                  293,961              -                  -              293,961
    Put options                                      10,453              -                  -               10,453
    Stockholders' equity                            782,563         31,919             (1,246)             813,236
-------------------------------------------------------------------------------------------------------------------

                                                 $2,539,527       $  4,254            $(1,336)          $2,542,445
===================================================================================================================

     Condensed consolidating statements of cash flows for the nine months ended September 30, 2001 and 2000 are as follows (unaudited):

                                                                     For the nine months ended September 30, 2001
                                                          ---------------------------------------------------------------------
                                                             Parent          Subsidiary
                                                             Company         Guarantors        Eliminations        Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Cash Flows From Operations
    Net earnings (loss)                                     $ (48,345)         $   597                  $-           $ (47,748)
    Adjustments to reconcile net
       earnings (loss) to net cash
          provided by operations:
       Depreciation, amortization and
          cost of fee timber harvested                        125,906              130                   -             126,036
       Deferred taxes                                          11,700                -                   -              11,700
       Working capital changes                                 (6,095)             113                   -              (5,982)
       Other, net                                              (2,168)               -                   -              (2,168)
-------------------------------------------------------------------------------------------------------------------------------

       Net cash provided by operations                         80,998              840                   -              81,838
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing
    Increase in restricted cash                               (97,549)               -                   -             (97,549)
    Increase in short-term investments                        (46,900)               -                   -             (46,900)
    Additions to investments                                   (3,415)               -                   -              (3,415)
    Reductions in investments                                   1,558                -                   -               1,558
    Investments and advances from
       subsidiaries                                             1,620           (1,620)                  -                   -
    Additions to plant and properties                         (42,795)               -                   -             (42,795)
-------------------------------------------------------------------------------------------------------------------------------

       Net cash used for investing                           (187,481)          (1,620)                  -            (189,101)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing
    Change in book overdrafts                                  (2,031)               -                   -              (2,031)
    Decrease in notes payable                                (188,943)               -                   -            (188,943)
    Proceeds from long-term debt                              450,000                -                   -             450,000
    Repayment of long-term debt                              (100,768)               -                   -            (100,768)
    Long-term debt issuance fees                              (15,352)               -                   -             (15,352)
    Issuance of treasury stock                                  3,524                -                   -               3,524
    Purchase of treasury stock                                 (8,349)               -                   -              (8,349)
    Dividends                                                 (28,868)               -                   -             (28,868)
    Other, net                                                 (6,426)               -                   -              (6,426)
-------------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing                         102,787                -                   -             102,787
-------------------------------------------------------------------------------------------------------------------------------

Decrease in cash                                               (3,696)            (780)                  -              (4,476)
Balance at beginning of period                                 10,529            1,123                   -              11,652
-------------------------------------------------------------------------------------------------------------------------------

Balance at end of period                                    $   6,833          $   343                  $-           $   7,176
===============================================================================================================================

                                                              For the nine months ended September 30, 2000
                                                          ------------------------------------------------------------------
                                                            Parent        Subsidiary
                                                           Company        Guarantors        Eliminations        Consolidated
----------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Cash Flows From Operations
    Net earnings (loss)                                     $ (18,091)          $  580                $-           $ (17,511)
    Adjustments to reconcile net
       earnings (loss) to net cash
          provided by operations:
       Depreciation, amortization and
          cost of fee timber harvested                        121,037              172                 -             121,209
       Deferred taxes                                          (8,956)               -                 -              (8,956)
       Working capital changes                                 16,125              244                 -              16,369
       Other, net                                              (1,599)               -                 -              (1,599)
----------------------------------------------------------------------------------------------------------------------------

       Net cash provided by operations                        108,516              996                 -             109,512
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing
    Decrease in short-term investments                            150                -                 -                 150
    Additions to investments                                   (3,525)               -                 -              (3,525)
    Reductions in investments                                     918                -                 -                 918
    Investments and advances from
       subsidiaries                                                69              (69)                -                   -
    Additions to plant and properties                        (119,040)               -                 -            (119,040)
----------------------------------------------------------------------------------------------------------------------------

       Net cash used for investing                           (121,428)             (69)                -            (121,497)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing
    Change in book overdrafts                                   1,209                -                 -               1,209
    Increase in notes payable                                  38,976                -                 -              38,976
    Proceeds from long-term debt                               50,000                -                 -              50,000
    Repayment of long-term debt                               (10,266)               -                 -             (10,266)
    Issuance of treasury stock                                    468                -                 -                 468
    Purchase of treasury stock                                (21,818)               -                 -             (21,818)
    Dividends                                                 (37,328)               -                 -             (37,328)
    Other, net                                                 (9,550)               -                 -              (9,550)
----------------------------------------------------------------------------------------------------------------------------

       Net cash provided by financing                          11,691                -                 -              11,691
----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                    (1,221)             927                 -                (294)
Balance at beginning of period                                 11,251              280                 -              11,531
----------------------------------------------------------------------------------------------------------------------------

Balance at end of period                                    $  10,030           $1,207                $-           $  11,237
============================================================================================================================

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS -
-------------------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued the following pronouncements: Statement of Financial Accounting Standards No. 141, "Business Combinations," which became effective July 1, 2001; Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002; and Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. We believe the adoption of these Statements, when applicable, will not have a material adverse effect on our financial condition or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 22 manufacturing facilities, located primarily in Arkansas, Idaho and Minnesota. Our business is organized into four segments: (i) Resource, which manages our timberlands and supplies wood fiber to our manufacturing segments and third parties; (ii) Wood Products, which manufactures oriented strand board (OSB), plywood, lumber and particleboard, (iii) Printing Papers, which produces primarily high grade coated printing papers and bleached hardwood market pulp; and (iv) Pulp and Paper, which manufactures bleached paperboard, consumer tissue and bleached softwood market pulp.

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

     Energy has become one of our most significant operating expenses as a result of rapid and substantial price increases which commenced in late 2000 and continued in the first half of 2001, before moderating in the third quarter. We use energy to generate steam used in the paper manufacturing process and to operate our other machinery. Our energy expenses were $38.9 million greater in the nine months ended September 30, 2001, than in the same period of 2000. Market conditions prevent us from passing these higher costs on to our customers through price increases and accordingly, energy costs were a significant factor contributing to our net loss of $47.7 million during the nine months ended September 30, 2001. Our facilities in Idaho have been the most adversely affected by the increased cost of energy as a result of comparatively greater energy price increases in the northwestern U.S. In recent months, we have reduced our exposure to the volatile spot market for electricity primarily by increasing our internal production of electricity. This contributed significantly to a reduction in our energy costs in the three months ending September 30, 2001, which were $29.5 million, as compared to $35.8 million in the second quarter and $53.5 million in the first quarter of 2001. Our energy costs for the third quarter of 2001 were comparable to 2000's third quarter. During the first half of 2001, we entered into forward contracts for the purchase of natural gas to reduce our exposure to volatile natural gas prices. Changes in the value of those contracts are recorded as an asset or liability as of the end of each reporting period and the corresponding gain or loss is recognized in our statements of earnings. For the quarter ended September 30, 2001, we adjusted our liability and recorded expense in the amount of $.2 million related to these contracts, which is included in the $29.5 million of energy costs for the three months ended September 30, 2001. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas.

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

     Finally, changes in our manufacturing capacity primarily as a result of capital spending programs have significantly affected our results of operations in recent periods. In December 1999, we completed construction of our new pulp mill in Cloquet, Minnesota, increasing our annual production from 186,000 tons in 1999 at the former mill on the same site, to 348,000 tons at the new mill in 2000. In January 2001, we completed a modernization and expansion of our OSB mill in Cook, Minnesota. This resulted in an increase in annual production capacity from 250.0 million square feet to 435.0 million square feet at our Cook OSB mill. In addition, in September 2000, we closed our plywood mill in Jaype, Idaho, as a result of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. Each of these changes has had a significant effect on our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be harmed if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

     A summary of period-to-period changes in items included in the statements of earnings is presented on page 27 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the "Discussion of Business Segments" sections below, each segment's net sales are set forth before elimination of intersegment sales. Also, in discussing our operating results we refer to net sales realizations, which for each product line are calculated by subtracting customer freight from net sales and then dividing the result by the relevant quantities of the product shipped for the period. We believe net sales realizations are helpful in showing trends in the pricing of our products.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

     Net Sales - Net sales decreased 2%, or $32.0 million, from $1,389.1 million for the nine months ended September 30, 2000, to $1,357.1 million for the same period in 2001. The decrease was primarily the result of a $43.2 million decline in net sales for the Wood Products segment and a $21.7 million decline in net sales for the Printing Papers segment. Net sales were lower for the Wood Products segment primarily due to substantially lower net sales realizations for all of our panel products, particularly oriented strand board. Lower net sales in the Printing Papers segment were due to lower net sales realizations for printing papers. Partially offsetting the decrease in net sales for these segments was a $33.7 million increase in the Pulp and Paper segment net sales, primarily for consumer tissue products. Resource segment net sales decreased $.7 million.

     Depreciation, amortization and cost of fee timber harvested - This expense amounted to $126.0 million for the nine months ended September 30, 2001, an increase of $4.8 million from the prior year period amount of $121.2 million. The increase was due largely to increased amortization expense as a result of our debt refinancing activities during the second quarter of 2001.

     Materials, labor and other operating expenses - Materials, labor and other operating expenses increased 5%, or $51.7 million, from $1,111.8 million for the nine months ended September 30, 2000, to $1,163.5 million for the nine months ended September 30, 2001. Energy costs were $38.9 million higher for the current nine months compared to 2000's first nine months, and include a $5.0 million charge for the fair value adjustment of our natural gas hedging contracts.

     Selling, general and administrative expenses - Selling, general and administrative expenses decreased 5% to $89.1 million for the nine months ended September 30, 2001, from $93.6 million for the same period of 2000. The decrease was primarily due to reductions in the workforce made in June 2000 and to reduced selling expenses related to our printing papers and consumer tissue products.

     Restructuring and other charges - In March 2001 we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In September 2001 we recorded an additional $.4 million pre-tax charge for final cost determinations for pension and medical benefits. In June 2000 we recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of our salaried workforce. In September 2000 we recorded an $18.5 million pre-tax charge for costs associated with the closure of our Jaype, Idaho, plywood mill.

     Interest expense, net of capitalized interest - Interest expense was $57.4 million for the nine months ended September 30, 2001, an increase from $43.6 million in the prior year period. This increase reflects greater indebtedness during the 2001 period as well as higher interest rates.

     Other income (expense), net - For the nine months ended September 30, 2001, "Other income (expense), net" reflected income of $5.2 million compared to expense of $3.0 million for the 2000 period.

     Provision (benefit) for taxes on income - For the nine months ended September 30, 2001, we recorded an income tax benefit of $30.5 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the nine months ended September 30, 2000, we recorded a benefit of $11.2 million, also reflecting a tax benefit rate of 39%.

     Net earnings (loss) - We recorded a net loss of $47.7 million for the nine months ended September 30, 2001, compared to a net loss of $17.5 million for the same period in 2000.

     Discussion of business segments - The Resource segment reported operating income of $35.7 million for the first nine months of 2001, down from $48.3 million earned in the same period of 2000. Segment net sales increased 13% from $270.4 million for the 2000 period to $304.3 million for the 2001 period. The increase in net sales was due to increased wood fiber sales to our other operating segments in Minnesota, Idaho and Arkansas. Most of the increased volume was procured from outside sources and resold internally. Resource segment expenses increased from $222.1 million for the first nine months of 2000 to $268.5 million for the 2001 period. The increase in expenses was attributable to increased outside wood purchases and increased production costs.

     The Wood Products segment reported an operating loss of $13.5 million for the first nine months of 2001, compared to operating income of $.6 million earned in the first nine months of 2000. Segment net sales were $405.5 million for the first nine months of 2001, 9% lower than the $444.5 million recorded for the 2000 period. Net sales of OSB decreased from $170.6 million for the 2000 period to $128.9 million for the same period in 2001. Although shipments of OSB were approximately equal to the prior year, net sales realizations for OSB declined 27%. Net sales of plywood fell 20%, from $43.3 million for the 2000 period to $34.7 million for the 2001 period, reflecting the closure of the Jaype, Idaho, mill in the fall of 2000, and an 8% decrease in net sales realizations. Lumber net sales rose $17.8 million, or 9%, to $211.3 million for the 2001 period. Shipments of lumber increased 13% for the 2001 period, while net sales realizations were down 6% compared to the first nine months of 2000. Although the segment experienced higher energy and wood fiber costs during the period, segment expenses decreased to $419.0 million for 2001's first nine months from $443.8 million for the 2000 period as a result of the closure of our Jaype, Idaho, plywood mill in September 2000. We recorded an $18.5 million pre-tax charge in 2000 for the closure of the Jaype mill.

     The Printing Papers segment reported an operating loss for the first nine months of 2001 of $18.4 million, versus a loss of $1.5 million reported a year ago. Segment net sales declined 6%, or $21.4 million, from $382.6 million for the 2000 period to $361.2 million for the 2001 period. Net sales realizations for pulp and printing papers declined 32% and 8%, respectively, compared to the first nine months of 2000. A 55% increase in shipments of market pulp partially offset the decline in segment net sales. Pulp shipments increased due to increased production at our Cloquet, Minnesota, pulp mill. Segment expenses were $379.6 million for the first nine months of 2001, compared to $384.0 million in 2000's first nine months. Lower expenses for operating supplies, maintenance materials, selling and administration were partially offset by higher energy costs and a greater volume of market pulp shipped in the current period.

     The Pulp and Paper segment reported an operating loss for the first nine months of 2001 of $.4 million, compared to operating income of $16.8 million for 2000's first nine months. Segment net sales increased to $581.0 million for the first nine months of 2001 from $547.3 million for the 2000 period. The increase was due largely to a $38.9 million increase in tissue product net sales. Tissue product shipments were 11% higher and net sales realizations increased 5% compared to the 2000 period. Segment expenses increased 10%, from $530.5 million for the 2000 period to $581.4 million for the 2001 period. Higher energy and wood fiber costs combined with increases in the overall volume of shipments and production for the segment were responsible for the increase in costs.

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

     Net Sales - Net sales increased 1%, or $4.6 million, to $456.6 million for the third quarter ended September 30, 2001 from $452.0 million for the same period in 2000. The increase was primarily the result of increases in net sales for the Wood Products and Pulp and Paper segments of $16.4 million and $4.5 million, respectively. Net sales were higher for the segments due to an increase in lumber, plywood and consumer tissue net sales. The results were partially offset by lower net sales in the Printing Papers segment.

     Depreciation, amortization and cost of fee timber harvested - This expense amounted to $43.8 million for the third quarter of 2001, an increase of $2.3 million from the prior year period amount of $41.5 million. All three components showed modest increases compared to the third quarter of 2000.

     Materials, labor and other operating expenses - Materials, labor and other operating expenses increased 3%, from $363.6 million during the third quarter of 2000, to $373.0 million during the quarter ended September 30, 2001. The increase is due largely to increased volume of shipments for many of our products in the quarter compared to the prior year's quarter.

     Selling, general and administrative expenses - Selling, general and administrative expenses increased 13% to $30.8 million for the third quarter of 2001, from $27.4 million for the same period of 2000. The increase was primarily due to costs associated with our refinancing activities.

     Restructuring and other charges - In September 2000 we recorded an $18.5 million pre-tax charge for costs related to the closure of our plywood mill in Jaype, Idaho. In September 2001, we recorded an additional $.4 million for final cost determinations for pension and medical benefits associated with a workforce reduction plan at our pulp, paperboard and consumer tissue products operations in Idaho.

     Interest expense, net of capitalized interest - Interest expense was $22.0 million for the third quarter of 2001, an increase from $15.0 million in the prior year period. This increase reflects higher indebtedness during the 2001 period.

     Other income (expense), net - For the third quarter ended September 30, 2001, "Other income (expense), net" reflected income of $2.6 million compared to expense of $3.2 million for the 2000 period.

     Provision (benefit) for taxes on income - For the third quarter ended September 30, 2001, we recorded an income tax benefit of $4.2 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the third quarter ended September 30, 2000, we recorded a benefit of $6.7 million, also reflecting a tax benefit rate of 39%.

     Net earnings (loss) - We recorded a net loss of $6.6 million for the third quarter of September 2001, compared to a net loss of $10.5 million for the third quarter ended September 30, 2000.

     Discussion of business segments - The Resource segment reported operating income of $17.9 million for the third quarter of 2001, down from the $23.5 million earned in the third quarter of 2000. Segment net sales increased 17% from $112.2 million for the 2000 period, to $131.5 million for the 2001 period. The increase in net sales was due to increased wood fiber sales to our other operating segments in Idaho and Arkansas. Most of the increased volume was procured from outside sources and resold internally. Resource segment expenses increased from $88.7 million for the third quarter of 2000 to $113.6 million for the 2001 period. The increase in expenses was attributable to increased outside wood purchases and higher production costs.

     The Wood Products segment reported operating income slightly above break-even for the third quarter of 2001, compared to a loss of $29.0 million in the third quarter of 2000. Segment net sales were $145.4 million for the third quarter of 2001, 13% higher than the $129.0 million recorded for 2000. Net sales of OSB increased from $45.7 million for the 2000 period to $48.4 million for the same period in 2001. Shipments of OSB increased 8%, while net sales realizations for OSB declined 1%. Net sales of lumber rose by $13.9 million, or 23%, to $74.9 million for the 2001 period. Shipments of lumber increased 15% for the 2001 period, while net sales realizations were up 4% compared to the third quarter of 2000. Net sales of plywood rose 22%, from $10.0 million for the 2000 period to $12.1 million for the 2001 period, reflecting a 21% increase in shipments, which was partially offset by a 6% decrease in net sales realizations. Segment expenses decreased to $145.4 million for 2001's third quarter from $158.0 million for the 2000 period, reflecting the charge taken in 2000's third quarter for closure of the Jaype, Idaho, plywood mill.

     The Printing Papers segment reported a third quarter 2001 operating loss of $7.0 million, versus income of $2.3 million reported a year ago. Segment net sales declined 12%, or $16.3 million, from $131.0 million for the 2000 period to $114.7 million for the 2001 period. Net sales realizations for pulp and printing papers declined 44% and 12%, respectively, compared to the third quarter of 2000. Partially offsetting the decline in net sales realizations was a 17% increase in shipments of market pulp. Segment expenses were $121.7 million for the third quarter of 2001, compared to $128.7 million in 2000's third quarter. Higher production, which lowered costs per ton, was responsible for the decline.

     The Pulp and Paper segment reported operating income for the third quarter of $10.0 million, compared to $6.9 million for 2000's third quarter. Segment net sales increased slightly, to $189.7 million for the third quarter of 2001 from $185.2 million for the 2000 period. The increase was due to an $11.5 million increase in tissue product net sales, partially offset by a $7.0 million decline in pulp and paperboard net sales. Tissue product shipments were 11% higher and net sales realizations increased 3% compared to the third quarter of 2000. Segment expenses increased 1%, from $178.3 million for the 2000 period to $179.7 million for the 2001 period.

Liquidity and Capital Funding

     At September 30, 2001, our financial position included long-term debt of $1.15 billion, including current installments on long-term debt of $133.1 million. Our ratio of long-term debt (excluding current installments) to stockholders' equity was 1.37 to 1 at September 30, 2001, compared to .99 to 1 at December 31, 2000. Long-term debt increased $216.5 million during the first nine months of 2001. The increase was due to the issuance in June of $250.0 million of senior subordinated notes due 2011 and $200.0 million under our new credit facility. Repayment of $100.0 million borrowed under our old credit facility, which had been classified as long-term debt, and the reclassification of $130.0 million from long-term to current partially offset the increase. Stockholders' equity declined $72.2 million, largely due to a net loss of $47.7 million and dividend payments of $28.9 million for the first nine months of 2001.

     We had working capital of $248.9 million at September 30, 2001, an increase of $204.2 million from December 31, 2000. The increase was largely due to increases in cash, restricted cash and short-term investments of $140.0 million and prepaid expenses of $41.6 million, combined with decreases of $188.9 million in notes payable. A decrease in inventories of $26.6 million and an increase in current installments on long-term debt of $132.8 million partially offset these amounts.

     Net cash provided by operations for the first nine months of 2001 totaled $81.8 million, compared with $109.5 million for the same period in 2000. The decline was largely due to a $30.2 million greater net loss in 2001.

     For the nine months ended September 30, 2001, net cash used for investing was $91.6 million, compared to $121.5 million during the nine months ended September 30, 2000. The decrease is attributable to a significant decline in capital expenditures in 2001. Capital spending totaled $42.8 million in the first nine months of 2001, compared to $119.0 million for the same period in 2000. Spending in 2001 has been focused on routine general replacement, safety, forest resource and environmental projects. Approximately $4.0 million has been spent on the modernization and expansion project at our Cook, Minnesota, oriented strand board mill and another $5.8 million on development of our hybrid poplar plantation in Boardman, Oregon. Several major projects accounted for much of the spending in the first nine months of 2000, including the pulp mill in Cloquet, Minnesota, the Cook project and a recovery boiler retrofit at the Cypress Bend, Arkansas, pulp mill. With the substantial completion of our Cloquet pulp mill in late 1999 and our Cook OSB mill in January 2001, we expect our capital spending to total approximately $54.0 million in 2001.

     Net cash provided by financing was $102.8 million for the nine months ended September 30, 2001, compared to $11.7 million during the same period in 2000. The change primarily reflects the debt restructuring completed in June 2001 in which we issued $450.0 million of debt, partially offset by debt repayments of $289.7 million. For the same period in 2000, we borrowed approximately $89.0 million and repaid $10.3 million. We have also purchased less treasury stock in the current year, spending $8.3 million versus $21.8 million during the first nine months of 2000. Our dividend payments declined for the first nine months of 2001, to $28.9 million from $37.3 million for the same period in 2001, due largely to a dividend rate cut announced on August 10, 2001.

     For the first half of 2001, we funded our operating losses and other cash requirements primarily through borrowings under our bank credit agreements. On June 29, 2001, we obtained a new credit facility providing for aggregate borrowings of up to $400.0 million. The new credit facility is comprised of a four-year term loan in the amount of $200.0 million, and a three-year revolving line of credit of up to $200.0 million, including a $110.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by approximately 130,000 acres of our timberlands in Arkansas and our accounts receivable and inventory. As of September 30, 2001, $200.0 million was outstanding under the four-year term loan, no borrowings were outstanding under the revolving line of credit, and approximately $103.0 million of the revolving line of credit was used to support outstanding letters of credit. These letters of credit provide credit enhancement for a portion of our outstanding industrial revenue bonds.

     Concurrent with the closing of the new credit facility, we sold $250.0 million of our senior subordinated notes due 2011 in an institutional private placement. The notes are unsecured obligations and are subordinated to our senior notes and new credit facility. The notes bear interest at a rate of 10% per annum, payable semiannually, and are redeemable at our option, in whole or in part, at any time on or after July 15, 2006, at varying redemption prices. In October 2001, we filed a registration statement with the Securities and Exchange Commission offering to exchange the private placement notes with registered notes containing essentially identical terms.

     Both the agreement governing our new credit facility and the indenture governing our senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries' ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The new credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum fixed charge coverage ratio. Events of default under the new credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company.

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

     On August 10, 2001, we announced that our board of directors reduced the third quarter dividend to $.15 per share, representing a 66% decrease from the previous quarterly dividend rate of $.435 per share. The dividend rate is set by the board on a quarterly basis taking into account a variety of factors, including, among other things, conditions in the forest products industry and the economy generally, our operating results and cash flows, anticipated capital expenditures and compliance with the terms of our new credit facility and senior subordinated notes that limit the payment of dividends on our common stock. Although we expect to continue to pay dividends at the reduced rate, our dividend rate is subject to change from time to time based on the board's business judgment with respect to these and other relevant factors.

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

     It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we consider and plan to continue to consider, among other things, adjustments to our capital expenditures and overall spending, the restructuring of our operations to achieve greater efficiencies, and the disposition of assets that may have greater value to others. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

     Since December 1999, we have been authorized under a stock repurchase program to repurchase up to two million shares of our common stock. Under the plan, purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through our put option program. Through September 30, 2001, a total of 860,900 shares have been acquired under the program. On October 3, 2001, we purchased 50,000 shares in settlement of our remaining outstanding put option contracts. We do not expect to repurchase additional common stock in the foreseeable future.

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Changes in Statements of Earnings
                             (Dollars in thousands)

                                                Quarter Ended September 30                   Nine Months Ended September 30
                                           --------------------------------------       -----------------------------------------
                                                                       Increase                                         Increase
                                           2001            2000        (Decrease)       2001             2000          (Decrease)
                                           ----            ----        ----------       ----             ----          ----------
Net sales                                $456,640       $452,017            1%       $1,357,135       $1,389,096           (2%)
Costs and expenses:
   Depreciation, amortization and
      cost of fee timber harvested         43,847         41,543            6%          126,036          121,209            4%
   Materials, labor and other
      operating expenses                  372,962        363,630            3%        1,163,515        1,111,815            5%
   Selling, general and
      administrative expenses              30,798         27,370           13%           89,079           93,642           (5%)
   Restructuring and other charges            353         18,502          (98%)           4,570           44,502          (90%)
Earnings (loss) from operations             8,680            972          793%          (26,065)          17,928         (245%)
Interest expense                          (22,009)       (14,959)          47%          (57,377)         (43,637)          31%
Other income (expense), net                 2,589         (3,231)        (180%)           5,166           (2,997)        (272%)
Provision (benefit) for
   taxes on income                         (4,189)        (6,715)         (38%)         (30,528)         (11,195)         173%
Net loss                                   (6,551)       (10,503)         (38%)         (47,748)         (17,511)         173%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt and outstanding debt under our credit lines as in effect on September 30, 2001, equity price risk on put options contracts associated with our common stock repurchase program and price risk related to derivative financial instruments we use to manage energy costs. As of September 30, 2001, we had approximately $299.9 million of variable rate debt and credit line debt outstanding. The interest rates applied to these borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt and credit lines is dependent upon the amount outstanding during the year and the extent to which interest rates rise or fall. The maturity for debt issued under the credit lines is September 2001 through June 2005, while the variable rate debt has maturities beginning in 2007 and extending through 2030. All of our other long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to risk for these financial instruments. The exposure to equity price risk on put option contracts associated with our common stock is immaterial due to the limited number of such contracts outstanding. The fair value of our derivative financial instruments are directly affected by the market for natural gas, rising and falling as natural gas prices rise and fall. Accordingly, our market exposure in this area depends upon the number of derivative financial instruments we have outstanding at any point in time and the favorable or unfavorable terms contained in the instruments relative to the current market prices for natural gas. As of September 2001, we have derivative financial instruments outstanding which have settlement dates from October 2001 through March 2002. For the quarter ended September 30, 2001, we recorded expense in the amount of $0.2 million related to these instruments.

                                     PART II

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

     The exhibit index is located on page 30 of this Form 10-Q.

Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       POTLATCH CORPORATION
                                            (Registrant)

                                       By /s/ Gerald L. Zuehlke
                                          --------------------------------------
                                          Gerald L. Zuehlke
                                          Vice President, Finance, Chief
                                          Financial Officer and Treasurer
                                          (Duly Authorized; Principal
                                             Financial Officer)


                                       By /s/ Terry L. Carter
                                          --------------------------------------
                                          Terry L. Carter
                                          Controller
                                          (Duly Authorized; Principal
                                             Accounting Officer)


Date:  November 12, 2001

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  Exhibit Index

Exhibit

                                     PART II

   (4) Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.