Form 10-K/A
period 2000-12-31
POTLATCH CORP
filed 2002-01-10
CIK 79716

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Form 10-K/A


                             AMENDMENT NO. 1


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

                            Introductory Note


  This Form 10-K/A is the result of discussions between Potlatch Corporation's management and the Securities and Exchange Commission (SEC) during a normal review of Potlatch Corporations's SEC filings. Apart from changes that supplement or revise textual information, this form 10-K/A contains no changes to the consolidated financial statements as previously reported other than to the notes thereto. The information contained in this Form 10-K/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in subsequent reports filed with the SEC.


              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        INDEX TO 2000 FORM 10-K/A



                                                                         Page
                                                                        Number
                                                                        ------

                                     PART I

 ITEM 1.  Business....................................................    2-5

 ITEM 2.  Properties..................................................      6

 ITEM 3.  Legal Proceedings...........................................      6

 ITEM 4.  Submission of Matters to a Vote of Security Holders.........      7

 Executive Officers of the Registrant..................................     7

                                     PART II

 ITEM 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      8

 ITEM 6.  Selected Financial Data.....................................      8

 ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      8

 ITEM 8.  Financial Statements and Supplementary Data.................      8

 ITEM 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      8

                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant..........      9

 ITEM 11. Executive Compensation......................................      9

 ITEM 12. Security Ownership of Certain Beneficial Owners and
          Management..................................................      9

 ITEM 13. Certain Relationships and Related Transactions..............      9

                                     PART IV

 ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     10

 SIGNATURES............................................................ 11-12

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................    13

 EXHIBIT INDEX......................................................... 40-41

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

  The primary functions of the resource segment are managing company-owned timberlands and supplying the fiber requirements of the company's manufacturing facilities. The segment's net sales are derived through sales of sawlogs and pulpwood at market prices to the company's manufacturing segments and to third parties. Net sales to the company's manufacturing segments totaled $315.1 million in 2000, or 89 percent of total segment net sales, and net sales to third parties totaled $37.2 million, or 11 percent of total segment net sales. The segment also generates a small amount of income from nonstrategic land sales and hunting leases. Income from these activities in 2000 was $2.2 million and $1.2 million, respectively.


  The amount of timber harvested in any year from company-owned lands varies according to the requirements of sound forest management and the supply of timber available for purchase on the open market. The company intends to manage long-term harvest levels on its timberlands in a manner that ensures sustainable yields consistent with the Sustainable Forestry Initiative (SFI) Program. The SFI Program was developed by the American Forest & Paper Association (AF&PA) to establish principles and objectives for program participants committed to sustainable forestry and the measures by which the public can monitor and evaluate this commitment. As a member of AF&PA and a participant in the SFI Program, we have agreed to implement all of the principles of the SFI Program, which include sustainable forestry as well as responsible practices, forest health and productivity, and protecting special sites. By continually improving forestry and silviculture techniques and other forest management practices, the company has been able to increase the volume of wood fiber produced per acre from its timberlands. In most cases, the cost of timber from company land is substantially below the cost of timber obtained on the open market.


  The company's fee lands provided approximately 55 percent of its sawlogs in 2000 and an average of 67 percent over the past five years. Including the raw materials used for pulp, oriented strand board and particleboard, these percentages were 30 percent in 2000 and an average of 41 percent over the past five years. Additional logs and fiber are obtained from private landowners, state and local governments, and other third party vendors. In 2000, private landowners supplied approximately 17 percent of our log and fiber requirements, state and local governments supplied approximately 2 percent, and other third party vendors supplied approximately 51 percent. Substantially all of the wood fiber acquired by Potlatch from outside sources occurred in market transactions at current market prices and, generally, the company does not have a significant number of long-term supply contracts.


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

  To produce these solid wood products, the company owns and operates several manufacturing facilities in Arkansas, Idaho and Minnesota. A description of these facilities is included under Item 2 of this report. The company's plywood mill in Jaype, Idaho, which had annual production capacity of 130,000 msf (thousand square feet), was permanently closed in September 2000, due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The company continues to operate its remaining plywood mill in St. Maries, Idaho, which has approximately the same capacity as the mill that was closed.


  The forest products industry is highly competitive, and the company competes with substantially larger forest products companies and companies that manufacture substitutes for wood and wood fiber products. The company believes it is one of the larger manufacturers of OSB although the market for OSB is fragmented and the company believes that its market share is under ten percent. The company's share of the market for lumber, plywood and particleboard is not significant compared to the total U.S. market for these products. The company's principal methods of competing are product quality, customer service and price.


Printing Papers

  The company produces and markets coated printing papers at two facilities in Minnesota. It also produces bleached pulp at one of those facilities. A description of these facilities is included under Item 2 of this report.

  Pulp for these paper mills is supplied primarily by the company's bleached hardwood kraft pulp mill in Cloquet, Minnesota, and secondarily by purchases of market pulp, including recycled pulp. In 2000, the segment purchased approximately 21 percent of the pulp used at its paper mills on the open market. The company has completed a major modernization and expansion of its Minnesota pulp mill, which gives it the capability to supply all of the pulp needs of the two coated paper mills, except for recycled pulp. Excess hardwood pulp production is sold as market pulp. The majority of pulp sales are made through agents. The company does not consider itself among the larger North American sellers of hardwood market pulp.


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

  The company is a major producer of bleached paperboard in the United States. Bleached paperboard manufactured by the company is used primarily for the packaging of liquids and other food products, pharmaceuticals, toiletries and other consumable goods as well as paper cups and paper plates. The company is also a leading North American producer of private label household tissue products. Based on industry data, total private label tissue sales for 2000 were approximately 13 percent of total consumer tissue sales, and the company had the largest share of the private label tissue market for grocery stores in the western U.S. The company's household tissue products (facial and bathroom tissues, towels and napkins) are packaged to order for grocery and drug chains and cooperative buying organizations. These products are sold to consumers under customer brand names and compete with nationally advertised and other private label brands. The company does not consider itself among the larger North American manufacturers of softwood market pulp.


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

Employees

  As of December 31, 2000, the company had approximately 6,500 employees. We consider our labor relations to be good. Labor contracts expiring in 2001 are as follows:


                                                                    Approximate
    Contract                                                         Number of
   Expiration                                                         Hourly
      Date             Location                    Union             Employees
   ----------          --------                    -----            -----------
   May 7        Wood Products           International Association       240
                Southern Division &     of Machinists &
                Resource Management     Aerospace Workers
                Division
                Warren, Arkansas

   October 14   Wood Products           Paper, Allied-Industrial,       140
                Minnesota Division      Chemical and Energy Workers
                Grand Rapids, Minnesota International Union

ITEM 2. PROPERTIES

  For information regarding the company's timberlands, see the discussion under the heading "Resource" on pages 2-3 of this report. The principal manufacturing facilities of the company, all of which are owned by the company, together with their respective 2000 capacities and production, are as follows:



                                                      Capacity(A)  Production(A)
                                                      ------------ -------------
Wood Products
 Oriented Strand Board Plants: (B)
  Bemidji, Minnesota.................................  515,000 msf  510,000 msf
  Cook, Minnesota (C)................................  250,000 msf  241,000 msf
  Grand Rapids, Minnesota............................  355,000 msf  345,000 msf
 Sawmills:
  Prescott, Arkansas.................................  150,000 mbf  147,000 mbf
  Warren, Arkansas (D)...............................  170,000 mbf  174,000 mbf
  Lewiston, Idaho....................................  160,000 mbf  150,000 mbf
  St. Maries, Idaho..................................   90,000 mbf   88,000 mbf
  Bemidji, Minnesota.................................   85,000 mbf   79,000 mbf
 Plywood Plants: (B)
  Jaype, Idaho*......................................   85,000 msf   68,000 msf
  St. Maries, Idaho..................................  130,000 msf  104,000 msf
 Particleboard Plant: (E)
  Post Falls, Idaho..................................   70,000 msf   69,000 msf
Printing Papers
 Pulp Mill:
  Cloquet, Minnesota................................. 425,000 tons 348,000 tons
 Printing Paper Mills:
  Brainerd, Minnesota................................ 160,000 tons 140,000 tons
  Cloquet, Minnesota................................. 230,000 tons 227,000 tons
Pulp and Paper
 Pulp Mills:
  Cypress Bend, Arkansas............................. 255,000 tons 244,000 tons
  Lewiston, Idaho.................................... 500,000 tons 488,000 tons
 Bleached Paperboard Mills:
  Cypress Bend, Arkansas............................. 275,000 tons 260,000 tons
  Lewiston, Idaho.................................... 355,000 tons 333,000 tons
 Tissue Mill:
  Lewiston, Idaho.................................... 170,000 tons 169,000 tons
 Tissue Converting Facilities:
  Lewiston, Idaho.................................... 110,000 tons 108,000 tons
  Las Vegas, Nevada..................................  40,000 tons  37,000 tons

--------
 *   Capacity is prorated to date of closure.

(A) msf means thousand square feet; mbf means thousand board feet


(B)  3/8 inch panel thickness basis.


(C)  The capacity in 2001 is 435,000 msf


(D)  There are two sawmills in Warren.


(E)  3/4" inch panel thickness basis


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

  Richard K. Kelly (age 53), first elected an officer in 1999, has served as Vice President, Wood Products Division, since July 1999. From May 1999 to July 1999, he served as Vice President, Western Wood Products Division. From April 1993 to May 1999, he was an appointed officer and served as Vice President, Western Wood Products Division.


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
                                                                     ----- -----
                                                                     $1.74 $1.74
                                                                     ===== =====

ITEMS 6, 7 AND 8

  The information called for by Items 6, 7 and 8, inclusive, of Part II of this form is contained in the following sections of this Report at the pages indicated below:


                                                                         Page
                                                                        Number
                                                                        ------
     ITEM 6. Selected Financial Data..................................     14
     ITEM 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  14-19
     ITEM 8. Financial Statements and Supplementary Data..............  20-39


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the directors of the company is set forth under the heading "Election of Directors" on pages 3-5 of the company's definitive proxy statement, dated March 28, 2001, for the 2001 annual meeting of stockholders (the "2001 Proxy Statement"), which information is incorporated herein by reference. Information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the 2001 Proxy Statement is also incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4.


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

                                                           *


                                          _________________________________

                                                    L. Pendleton Siegel
                                              Chairman of the Board and Chief
                                                     Executive Officer

Date: January 9, 2002


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 9, 2002 by the following persons on behalf of the company in the capacities indicated.



              Signature                          Title
              ---------                          -----

                  *                    Director and Chairman of
______________________________________  the Board and Chief
         L. Pendleton Siegel            Executive Officer
                                        (Principal Executive
                                        Officer)

                  *                    President and Chief
______________________________________  Operating Officer
          Richard L. Paulson            (Principal Operating
                                        Officer)

                  *                    Vice President, Finance,
______________________________________  Chief Financial Officer
          Gerald L. Zuehlke             and Treasurer (Principal
                                        Financial Officer)

                  *                    Controller (Principal
______________________________________  Accounting Officer)
           Terry L. Carter

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
______________________________________
            Boh A. Dickey

              Signature                          Title
              ---------                          -----

                 *                     Director
______________________________________
          Vivian W. Piasecki

                  *                    Director
______________________________________
          Gregory L. Quesnel

                  *                    Director
______________________________________
              Toni Rembe

                                       Director
______________________________________
           Jerome C. Knoll

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

       /s/ Malcolm A. Ryerse
*By: _________________________________
          Malcolm A. Ryerse
          (Attorney-in-fact)

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following documents are filed as part of this Report:


                                                                          Page
                                                                         Number
                                                                         ------
Consolidated Financial Statements:

  Selected Financial Data...............................................    14

  Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................ 14-19

  Statements of Earnings for the years ended December 31, 2000, 1999 and
   1998.................................................................    20

  Balance Sheets at December 31, 2000 and 1999..........................    21

  Statements of Cash Flows for the years ended December 31, 2000, 1999
   and 1998.............................................................    22

  Statements of Stockholders' Equity for the years ended December 31,
   2000, 1999 and 1998..................................................    23

  Summary of Principal Accounting Policies.............................. 24-26

  Notes to Consolidated Financial Statements............................ 27-38

  Independent Auditors' Report..........................................    39

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            SELECTED FINANCIAL DATA
               (Dollars in thousands--except per-share amounts)

                            2000        1999       1998       1997       1996
                         ----------  ---------- ---------- ---------- ----------
Net sales............... $1,808,770  $1,808,388 $1,688,705 $1,693,371 $1,675,756
Net earnings (loss):
 Before extraordinary
  item..................    (33,214)     40,947     37,232     36,059     61,534
 After extraordinary
  item..................    (33,214)     40,947     37,232     36,059     58,089
Net cash provided by
 operations.............     93,912     204,629    217,544    154,891    224,776
Working capital.........     44,740      51,756     97,556    106,221    117,966
Current ratio...........   1.1 to 1    1.1 to 1   1.3 to 1   1.4 to 1   1.5 to 1
Long-term debt
 (noncurrent portion)... $  801,549  $  701,798 $  712,113 $  722,080 $  672,048
Stockholders' equity....    813,236     921,039    930,906    951,592    954,195
Debt to stockholders'
 equity ratio...........   .99 to 1    .76 to 1   .76 to 1   .76 to 1   .70 to 1
Capital expenditures.... $  166,422  $  247,651 $  147,027 $  158,485 $  239,908
Total assets............  2,542,445   2,446,500  2,377,306  2,365,136  2,265,679
Basic net earnings
 (loss) per common
 share:
 Before extraordinary
  item.................. $    (1.16) $     1.41 $     1.28 $     1.25 $     2.13
 After extraordinary
  item..................      (1.16)       1.41       1.28       1.25       2.01
 Average common shares
  outstanding (in
  thousands)............     28,523      28,947     29,000     28,930     28,888
Diluted net earnings
 (loss) per common
 share:
 Before extraordinary
  item.................. $    (1.16) $     1.41 $     1.28 $     1.24 $     2.13
 After extraordinary
  item..................      (1.16)       1.41       1.28       1.24       2.01
Average common shares
 outstanding, assuming
 dilution (in
 thousands).............     28,523      28,967     29,020     28,986     28,912
Cash dividends per
 common share........... $     1.74  $     1.74 $     1.74 $     1.71 $     1.67

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

  The company spent $75.3 million on capital projects during 2000 in the wood products segment. A majority of this amount, $55.0 million, was spent on the modernization and expansion of the Cook, Minnesota, OSB mill. Completion of the project in early 2001 will increase the mill's design capacity from 250,000 msf (thousand square feet) to 435,000 msf and is expected to make it cost-competitive. Most of the remaining expenditures were for various projects designed to improve efficiency and product quality at the company's Arkansas and Idaho mills, as well as for several smaller environmental and safety projects.


  The printing papers segment recorded capital expenditures totaling $21.8 million in 2000. The most significant portion of the outlays, $14.9 million, related to the final stages of the expansion project at the Cloquet pulp mill. Spending for the project centered on finishing construction of the incinerator and birch handling system. The remaining expenditures in this segment related to multiple small projects with environmental, safety and efficiency benefits.


  Capital spending in the pulp and paper segment totaled $48.2 million. A significant portion of this amount, $18.3 million, was spent on a retrofit of the recovery boiler at the Cypress Bend, Arkansas, pulp mill. This project should increase the mill's pulp production capacity, boiler availability and recovery steam generation. The remaining expenditures were dispersed across a variety of smaller environmental, safety and general replacement projects.


  Authorized but unexpended appropriations totaled $114.3 million at December 31, 2000. Of that amount, $89.8 million is budgeted to be expended in 2001. Our capital expenditures are budgeted to include: $19.6 million for essential projects such as environmental compliance, safety programs, and fire protection; $26.2 million for general replacement projects necessary as a result of equipment wear and tear and obsolescence; $33.8 million for discretionary projects targeted to operational improvements; and approximately $9.7 million for forest resources projects, primarily reforestation. Major expenditures are expected to include initial construction on a high-speed small log sawmill in Arkansas; installation of environmental equipment at the company's Bemidji, Minnesota, OSB mill;

completion of the modernization and expansion of the OSB mill at Cook; and the continued development of the hybrid poplar plantation in Boardman. The 2001 capital program will be funded primarily from internally generated sources.

  Historically, the company has spent less on capital expenditures than the annual amount budgeted and expects that will be the case again in 2001. In 2000, the company spent $16.4 million less than the $182.8 million budgeted. Spending on projects may be delayed due to acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.


  Since December 1999, the company has been authorized under a stock repurchase program to repurchase up to 2 million shares of stock. Under the plan, purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through the company's put option program. Through December 31, 2000, a total of 660,900 shares have been acquired under the program. As of December 31, 2000, the company's potential obligation under the program amounted to approximately $10.5 million.


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

  The company's pulp mill at Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. By federal law the company is required to comply with provisions of a National Pollution Discharge Elimination System (NPDES) permit. As allowed by federal regulations, the company is operating under an NPDES permit which expired in 1997, but which continues to be in force until the effective date of a new NPDES permit. Negotiations for a new permit have been ongoing since that time.


  The EPA published a draft NPDES permit in December 1999, which includes an end-of-the-pipe discharge temperature requirement of 68 degrees Fahrenheit, to be achieved within five years of the date a new permit becomes effective. Meeting this requirement would necessitate installation of refrigeration equipment at a total capital cost ranging between $25 million and $30 million.


  Discussions are ongoing with the EPA and other agencies involved in the reissuance of the NPDES permit. There are regional precedents for a higher temperature limit. Compliance with a higher temperature limit, should it be allowed, can be achieved with process modifications and less costly equipment configurations than refrigeration.


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

               POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                (Dollars in thousands--except per-share amounts)

                                                            At December 31
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                        ASSETS

Current assets:
 Cash (Note 10)........................................  $   11,652  $   11,531
 Short-term investments (Note 10)......................           9         159
 Receivables, net of allowance for doubtful accounts of
  $1,012 ($1,786 in 1999)..............................     187,819     184,312
 Inventories (Note 1)..................................     223,206     196,733
 Prepaid expenses......................................      61,153      23,767
                                                         ----------  ----------
Total current assets...................................     483,839     416,502
Land, other than timberlands...........................       9,044       9,073
Plant and equipment, at cost less accumulated
 depreciation of $1,609,210 ($1,487,310 in 1999) (Note
 2)....................................................   1,637,374   1,616,055
Timber, timberlands and related logging facilities, net
 (Note 3)..............................................     333,249     335,194
Other assets (Note 4)..................................      78,939      69,676
                                                         ----------  ----------
                                                         $2,542,445  $2,446,500
                                                         ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable (Notes 6 and 10)........................  $  188,943  $  121,464
 Current installments on long-term debt (Notes 6 and
  10)..................................................         325      10,323
 Accounts payable and accrued liabilities (Note 7).....     249,831     232,959
                                                         ----------  ----------
Total current liabilities..............................     439,099     364,746
                                                         ----------  ----------
Long-term debt (Notes 6 and 10)........................     801,549     701,798
                                                         ----------  ----------
Other long-term obligations (Note 8)...................     184,147     172,986
                                                         ----------  ----------
Deferred taxes (Note 5)................................     293,961     275,644
                                                         ----------  ----------
Put options (Notes 9 and 10)...........................      10,453      10,287
                                                         ----------  ----------
Stockholders' equity:
 Preferred stock, Authorized 4,000,000 shares..........         --          --
 Common stock, $1 par value Authorized 40,000,000
  shares, issued 32,721,980 shares.....................      32,722      32,722
 Additional paid-in capital............................     128,984     128,678
 Retained earnings.....................................     773,697     856,609
 Common shares in treasury 4,375,546 (3,749,748 in
  1999)................................................    (122,167)    (96,970)
                                                         ----------  ----------
Total stockholders' equity.............................     813,236     921,039
                                                         ----------  ----------
                                                         $2,542,445  $2,446,500
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

  Timber, timberlands and related logging facilities are valued at cost net of the cost of fee timber harvested and depreciation or amortization. Cost of fee timber harvested is determined annually based on costs incurred and the related current estimated recoverable volume. Recoverable volume includes growth that has occurred to-date and does not include any anticipated future cost or future growth. Permit timber is timber purchased under contracts where the company does not own the land. The cost of permit timber is capitalized in timber accounts and these costs are classified as depletion expense as the volume of timber is harvested.


  Expenditures for reforestation include all costs related to stand establishment, such as site preparation, costs of seeds or seedlings, and tree planting. All reforestation expenditures representing direct costs incurred for stand establishment are capitalized in reproduction accounts until the timber reaches maturity. Costs are then depleted when harvesting activities begin. Expenditures for forest management, which consist of regularly recurring items necessary to the ownership and administration of the company's timber and timberlands, are accounted for as current operating expenses.


  Logging roads and related facilities on land not owned by the company are amortized as the related timber is removed. Logging roads and related facilities on company-owned land are presumed to become a part of the company's road system unless it is known at the time of construction that the road will be abandoned. Therefore, the base cost of the road, such as the clearing, grading, and ditching, is not amortized and remains a capitalized item until abandonment or other disposition, while other portions of the initial cost, such as bridges, culverts and gravel surfacing are depreciated over their useful lives, which range from 10 to 20 years. When it is known at the time of construction or purchase that a road will be abandoned after a given event has occurred, the total cost is amortized in the same manner as for roads on non-owned land.


  Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

Shipping Costs

  To determine net sales the company deducts from gross sales discounts, returns and allowances. Historically, costs that the company incurs to ship its products to customers were also deducted. Shipping costs incurred for the years ended December 31, 2000, 1999 and 1998 were $138.1 million, $131.6 million and $122.8 million, respectively. In September 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." The Issue concludes that shipping costs should not be netted against revenues but included in cost of sales. As a result, the company has restated net sales and cost of sales for all years presented in this report.


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

Environment

  As part of its corporate policy, the company has an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities are established in accordance with Statement of Financial Accounting Standards No. 5. Potlatch's estimates of its environmental liabilities are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. Potlatch regularly monitors its estimated exposure to environmental liabilities and, as additional information becomes known, may change its estimates significantly. Potlatch's estimates of its environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms. In those instances in which Potlatch's estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, Potlatch does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. Currently, the company is not aware of any material environmental liabilities and has not accrued for any specific environmental remediation costs.


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
   Provision (benefit) for taxes on income........... $(21,235) $25,097 $20,943
                                                      ========  ======= =======

  The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

                                                     2000     1999     1998
                                                   --------  -------  -------
                                                    (Dollars in thousands)
   Computed "expected" tax expense (benefit)...... $(19,057) $23,115  $20,361
   State and local taxes, net of federal income
    tax benefits..................................   (2,123)   2,492    2,022
   Tax credits and other benefits.................       --     (150)  (1,570)
   Foreign sales corporation......................     (548)    (685)  (1,221)
   All other items................................      493      325    1,351
                                                   --------  -------  -------
   Provision (benefit) for taxes on income........ $(21,235) $25,097  $20,943
   Effective tax rate.............................     39.0%    38.0%    36.0%
                                                   ========  =======  =======

  The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

                                                            2000       1999
                                                          ---------  ---------
                                                              (Dollars in
                                                              thousands)
   Plant and equipment................................... $(376,899) $(352,770)
   Timber, timberlands and related logging facilities....   (25,807)   (25,783)
   Postretirement benefits...............................    59,140     55,214
   Alternative minimum tax...............................    58,236     57,871
   Net operating loss carryforward.......................    33,334         --
   Employee benefits.....................................    21,275     18,511
   Pensions..............................................   (16,843)   (14,003)
   Other, net............................................    11,972      7,879
                                                          ---------  ---------
   Net deferred tax liability............................  (235,592)  (253,081)
   Current deferred tax assets (1).......................   (58,369)   (22,563)
                                                          ---------  ---------
   Net noncurrent deferred tax liabilities............... $(293,961) $(275,644)
                                                          =========  =========

--------
(1) Included in Prepaid expenses in the Balance Sheets.

  As of December 31, 2000, the company had an $85.5 million net operating loss carryforward that will expire after 20 years.

  The company's federal income tax returns have been examined and settled for all tax years through 1988. The company has filed protective claims for refund associated with settlements reached for the years 1989 through 1992. The years 1993 through 1998 are currently under examination. In the opinion of management, adequate provision has been made at December 31, 2000 for income taxes that might be due as a result of these audits and any resulting assessments will have no material effect on the company's consolidated earnings.


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
                                                             -------- --------
   Long-term debt........................................... $801,549 $701,798
                                                             ======== ========

  The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment in accordance with the table below if certain changes in the debt rating of the debentures occur. No such change in the interest rate payable occurred in 2000.



                      Ratings
        --------------------------------------
          Moody's                     S&P                               Applicable Rate(%)
        -----------               -----------                           ------------------
        Aaa                       AAA                                         8.825
        Aa1 - Aa3                 AA+-AA-                                     8.925
        A1 - Baa2                 A+-BBB                                      9.125
        Baa3                      BBB-                                        9.425
        Ba1                       BB+                                        12.500
        Ba2                       BB                                         13.000
        Ba3                       BB-                                        13.500
        B1 or lower               B+ or lower                                14.000


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

  In conjunction with the repurchase program, the company issued put options which gave the purchaser the right to sell shares of Potlatch stock to the company at prices ranging from $31.50 to $42.73 per share on specific dates in 1999, 2000 and 2001. Potlatch accounts for put options under the treasury stock method of accounting and received $0.4 million in premiums upon issuance of put options in 2000, $1.1 million in 1999, and $0.7 million in 1998. Activity during 2000 and 1999 is summarized as follows:


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

  The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Options Outstanding                Options Exercisable
                          ------------------------------------------ --------------------------
                            Number     Weighted Avg.   Weighted Avg.   Number
                          Outstanding    Remaining       Exercise    Exercisable Weighted Avg.
Range of Exercise Prices  at 12/31/00 Contractual Life     Price     at 12/31/00 Exercise Price
------------------------  ----------- ---------------- ------------- ----------- --------------
$32.0625 to $37.75......   1,045,650     7.9 years        $34.75        576,075      $36.95
$41.25 to $48.25........   1,618,375     6.1 years         44.07      1,408,362       44.47
                           ---------                                  ---------
$32.0625 to $48.25......   2,664,025     6.8 years         40.41      1,984,437       42.29

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

                                                        2000     1999     1998
                                                      -------- -------- --------
                                                        (Dollars in thousands)
Segment Sales:
  Resource........................................... $352,324 $337,558 $325,934
                                                      -------- -------- --------
  Wood products:
    Oriented strand board............................  208,067  246,943  192,775
    Lumber...........................................  246,129  271,235  233,310
    Plywood..........................................   51,550   71,924   58,451
    Particleboard....................................   19,481   20,126   17,725
                                                      -------- -------- --------
    Other............................................   27,680   27,416   35,474
                                                      -------- -------- --------
                                                       552,907  637,644  537,735
                                                      -------- -------- --------
  Printing papers:
    Printing papers..................................  449,621  454,734  435,428
    Pulp.............................................   53,755      --       --
                                                      -------- -------- --------
                                                       503,376  454,734  435,428
                                                      -------- -------- --------
  Pulp and paper:
    Paperboard.......................................  426,537  410,493  425,932
    Tissue...........................................  282,625  256,764  257,165
    Pulp.............................................   20,906   26,152   13,622
                                                      -------- -------- --------
                                                       730,068  693,409  696,719
                                                      -------- -------- --------

                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                 (Dollars in thousands)
                                             2,138,675   2,123,345   1,995,816
Elimination of intersegment sales.........    (329,905)   (314,957)   (307,111)
                                            ----------  ----------  ----------
      Total consolidated net sales........  $1,808,770  $1,808,388  $1,688,705
                                            ==========  ==========  ==========
Intersegment Sales or Transfers: (1)
  Resource................................  $  315,116  $  298,859  $  282,938
  Wood products...........................      13,311      16,042      24,061
  Printing papers.........................       1,428         --          --
  Pulp and paper..........................          50          56         112
                                            ----------  ----------  ----------
      Total...............................  $  329,905  $  314,957  $  307,111
                                            ==========  ==========  ==========
Operating Income (Loss):
  Resource................................  $   61,395  $   68,006  $   71,296
  Wood products...........................     (18,283)     83,073       2,515
  Printing papers.........................       1,530     (13,816)     14,204
  Pulp and paper..........................      12,929      14,786      53,394
  Eliminations and adjustments............       1,534       1,590        (655)
                                            ----------  ----------  ----------
                                                59,105     153,639     140,754
Corporate Items:
  Administration expense..................     (25,664)    (38,228)    (37,247)
  Interest expense........................     (59,438)    (45,442)    (49,744)
  Other, net..............................     (28,452)     (3,925)      4,412
                                            ----------  ----------  ----------
  Consolidated earnings (loss) before
   taxes on income........................  $  (54,449) $   66,044  $   58,175
                                            ==========  ==========  ==========
Depreciation, Amortization and Cost of Fee
 Timber Harvested:
  Resource................................  $   25,260  $   23,945  $   24,109
  Wood products...........................      27,715      28,785      30,136
  Printing papers.........................      52,388      41,999      41,618
  Pulp and paper..........................      55,383      54,609      53,525
                                            ----------  ----------  ----------
                                               160,746     149,338     149,388
  Corporate...............................       1,101         915         890
                                            ----------  ----------  ----------
      Total...............................  $  161,847  $  150,253  $  150,278
                                            ==========  ==========  ==========
Assets:
  Resource................................  $  430,583  $  420,326  $  410,264
  Wood products...........................     310,100     291,263     326,963
  Printing papers.........................     820,132     828,828     685,743
  Pulp and paper..........................     751,980     731,030     759,701
                                            ----------  ----------  ----------
                                             2,312,795   2,271,447   2,182,671
  Corporate...............................     229,650     175,053     194,635
                                            ----------  ----------  ----------
      Total consolidated assets...........  $2,542,445  $2,446,500  $2,377,306
                                            ==========  ==========  ==========
Capital Expenditures:
  Resource................................  $   20,499  $   17,356  $   18,832
  Wood products...........................      75,259      26,557      18,303
  Printing papers.........................      21,831     181,944      87,147
  Pulp and paper..........................      48,200      20,850      21,943
                                            ----------  ----------  ----------
                                               165,789     246,707     146,225
  Corporate...............................         633         944         802
                                            ----------  ----------  ----------
      Total...............................  $  166,422  $  247,651  $  147,027
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
                                               ---------- ---------- ----------
     Total consolidated net sales............. $1,808,770 $1,808,388 $1,688,705
                                               ========== ========== ==========

Note 14. Restructuring and Other Charges

  In June 2000 the company recorded a $26.0 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of its salaried production and administrative workforce. In December an additional $1.9 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. As of December 31, 2000, $16.5 million had been recorded against the accrued liability associated with the charge. The charges are included in the "Restructuring and other charges" line in the Statements of Earnings. In establishing the initial liability, we estimated 261 employees would be terminated. As of December 31, 2000, a total of 273 employees had been terminated under the reduction and reorganization plan. The company anticipates annual pre-tax savings of $21 million as a result of the reduction in force. Also included in "Restructuring and other charges" is an $18.5 million pre-tax charge for costs associated with the closure of its Jaype, Idaho, plywood mill in September 2000. As of December 31, 2000, $6.9 million had been recorded against the accrued liability associated with the charge. The closure was deemed necessary due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The amounts of revenues and operating income or loss attributable to the mill were not material in relation to revenues and operating income of the company as a whole. As of December 31, 2000, 5 salaried and 200 hourly production and maintenance employees had been terminated due to the closure. The mill is scheduled to be dismantled, with equipment and parts used at other company facilities or sold to outside bidders. The company will continue to operate a log yard at the site. The following table summarizes the components of the accrued liabilities and the amounts applied against them as of December 31, 2000:



                                 Accrued        Ancillary
                             Compensation and     Site       Asset
                            Employee Benefits* Maintenance Valuation  Total
                            ------------------ ----------- --------- --------
                                         (Dollars in thousands)
   Workforce reduction
    charge.................      $ 27,909        $  --      $  --    $ 27,909
     Cash payments.........       (14,492)          --         --     (14,492)
     Noncash allocations...        (2,009)          --         --      (2,009)
                                 --------        ------     ------   --------
                                   11,408           --         --      11,408
                                 --------        ------     ------   --------
   Mill closure charge.....         7,825         3,837      6,840     18,502
     Cash payments.........        (2,562)         (489)       --      (3,051)
     Noncash allocations...        (3,852)          --         --      (3,852)
                                 --------        ------     ------   --------
                                    1,411         3,348      6,840     11,599
                                 --------        ------     ------   --------
                                 $ 12,819        $3,348     $6,840   $ 23,007
                                 ========        ======     ======   ========

--------

* Noncash allocation amounts represent costs incurred for postretirement medical and pension benefits.


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

 (3)(c)**         By-laws, as amended through January 25, 2001.

 (4) See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

 (4)(a)**         Form of Indenture, dated as of November 27, 1990.

 (4)(a)(i)**      Officers' Certificate, dated January 24, 1991.

 (4)(a)(ii)*      Officers' Certificate, dated December 12, 1991, filed as
                  Exhibit (4)(a)(ii) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("1996 Form 10-K").

 (10)(a)/1/** Potlatch Corporation Management Performance Award Plan, as amended effective March 1, 1996.

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

 (10)(i)/1/**     Compensation of Directors, dated May 18, 1995.

 (10)(j)/2/* Form of Indemnification Agreement with each director of Potlatch Corporation, as set forth on Schedule A, filed as Exhibit (10)(j) to the 1996 Form 10-K.

 (10)(j)(i)/2/**  Amendment No. 3 to Schedule A to Exhibit (10)(j).

 (10)(k)/2/* Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 1996 Form 10-K.

 (10)(k)(i)/2/**  Amendment No. 3 to Schedule A to Exhibit (10)(k).

 (10)(l)/1/*      Potlatch Corporation 1989 Stock Incentive Plan adopted
                  December 8, 1988, and as amended and restated December 2, 1999, filed as Exhibit (10)(l) to the 1999 Form 10-K.

 (10)(l)(ii)/1/** Form of Stock Option Agreement for the Potlatch Corporation
                  1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997.

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

 (10)(n)(i)/1/**  Form of Stock Option Agreement used for employees for the
                  Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995.

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

 (21)**           Potlatch Corporation Subsidiaries.

 (23)             Consent of Independent Auditors.

 (24)**           Powers of Attorney.

--------
*   Incorporated by reference.

**  Previously filed.

/1/ Management compensatory plan or arrangement.
/2/ Management contract.