Form 10-K405
period 2001-12-31
POTLATCH CORP
filed 2002-03-27
CIK 79716

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                       Commission File
December 31, 2001                                                 Number 1-5313

                                [LOGO] Potlatch

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

Common Stock ($1 par value)                             New York Stock Exchange
                                                        Pacific Exchange
                                                        Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _(check mark)_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2002, was approximately $763.9 million.

The number of shares of common stock outstanding as of January 31, 2002:
28,329,290 shares of Common Stock, par value of $1 per share.

                      Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2002 annual meeting of stockholders are incorporated by reference in Part III hereof.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            INDEX TO 2001 FORM 10-K

                                                                                     Page
                                                                                    Number
                                                                                    ------
                                           PART I
ITEM 1.  Business..................................................................   2-5
ITEM 2.  Properties................................................................     6
ITEM 3.  Legal Proceedings.........................................................     7
ITEM 4.  Submission of Matters to a Vote of Security Holders.......................     7
Executive Officers of the Registrant...............................................     7
                                          PART II
ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....     8
ITEM 6.  Selected Financial Data...................................................     8
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................     8
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk................
ITEM 8.  Financial Statements and Supplementary Data...............................     8
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure................................................................     8
                                          PART III
ITEM 10. Directors and Executive Officers of the Registrant........................     9
ITEM 11. Executive Compensation....................................................     9
ITEM 12. Security Ownership of Certain Beneficial Owners and Management............     9
ITEM 13. Certain Relationships and Related Transactions............................     9
                                          PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    10
SIGNATURES......................................................................... 11-12
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES...........................    13
EXHIBIT INDEX...................................................................... 54-55

                                    PART I

ITEM 1.  BUSINESS

General

   Potlatch Corporation, incorporated in 1903, is a vertically integrated and diversified forest products company. We own and manage approximately 1.5 million acres of timberlands and operate 18 manufacturing facilities. Our timberlands and all of our manufacturing facilities are located within the continental United States, primarily in Arkansas, Idaho and Minnesota. We are engaged principally in growing and harvesting timber and converting wood fiber into two broad product lines: (a) commodity and specialized wood products; and
(b) bleached pulp products. Our business is organized into four segments:
Resource; Wood Products; Printing Papers; and Pulp and Paper.

   Information relating to the amounts of net sales, operating income (loss) and identifiable assets attributable to each of our industry segments for 1999-2001 is included in Note 14 to the financial statements on pages 42-44 of this report.

   This report contains, in addition to historical information, certain forward-looking statements, including without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures and timber supply issues. These forward-looking statements are based on management's best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; and changes in raw material, energy and other costs.

Resource

   The principal source of raw material used in our operations is wood fiber obtained from our own timberlands and purchased on the open market. The Resource segment manages our 1.5 million acres of timberlands located in Arkansas, Idaho and Minnesota, and a 22,000 acre hybrid poplar plantation in Oregon. The segment has been operating as a stand-alone segment since 1999, selling wood fiber to our manufacturing facilities at market prices, as well as to third parties. We believe this maximizes our timber value and motivates management of our other manufacturing segments to optimize operating efficiencies and identify profitable markets in which to compete. The Resource segment also provides fiber procurement services to all of our converting facilities and uses its expertise for regional timber and log acquisitions and sales.

   Our 1.5 million acres of timberlands include a wide diversity of softwood and hardwood species. In Arkansas we own 498,000 acres of timberland. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. Our Arkansas timberlands provided 42% of the raw materials for our Arkansas sawmills and 20% of our fiber requirements at our Arkansas pulp facility in 2001. We own 671,000 acres of timberlands in Idaho in the northern portion of the state. Primary species on these lands include grand fir, inland red cedar, Douglas fir, ponderosa pine, western larch, Engelmann spruce and western white pine. In 2001 our Idaho lands supplied approximately 83% of the raw materials for our sawmills and plywood mill, and 28% of our fiber requirements for our pulp facility located in the state. We own 333,000 acres of timberlands in Minnesota, comprised primarily of aspen and red pine. During 2001, our lands in Minnesota provided less than 10% of the fiber used in our wood products facilities and pulp mill in Minnesota.

   We obtain the remainder of our log and fiber requirements from a variety of other sources, including a portion (less than 35%) from federal, state and local governments. All wood fiber acquisitions from these sources occur in market transactions at current market prices. We generally do not maintain long-term supply contracts for a significant volume of timber.

   We also own 22,000 acres of agricultural land, located in northeastern Oregon, which is being developed for the production of hybrid poplar. In 2001, these development efforts were re-directed from the production of an alternate source of wood chips, with a harvest rotation of seven years, to focus on solid wood log production, with a harvest rotation of 11 years. Stable production of high quality logs is expected by 2006. We intend to sell hardwood sawlogs from the plantation for conversion into plywood and lumber for furniture manufacturing and other non-structural uses.

   In addition to sales to our manufacturing segments, which accounted for 91% of the segment's net sales in 2001, the Resource segment sells wood fiber to a variety of paper and forest products companies situated within economically viable transportation distance of our timberlands. These customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas adjacent to or near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the U.S. The segment competes principally on the basis of product quality, customer service and price.

   The amount of timber harvested in any year from company-owned lands varies according to the requirements of sound forest management and the supply of timber available for purchase on the open market. We manage long-term harvest levels on our timberlands in a manner that assures sustainable yields consistent with the Sustainable Forestry Initiative (SFI) Program. The SFI Program was developed by the American Forest & Paper Association (AF&PA) to establish principles and objectives for program participants committed to sustainable forestry, and provide measures by which the public can monitor and evaluate this commitment. As a member of AF&PA and a participant in the SFI Program, we have agreed to implement all of the principles of the SFI Program: sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. By continually improving silviculture techniques and other forest management practices, we have been able to increase the volume of wood fiber produced per acre from our timberlands. In most cases, the cost of timber from company-owned land is substantially below the cost of timber obtained on the open market.

   Timber from our lands, together with outside purchases, is presently adequate to support manufacturing operations. For more than a decade, the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. This trend has had a favorable effect on earnings for the segment, but the long-term effect of this trend on our earnings, as a whole, cannot be predicted.

   We assume substantially all risk of loss from fire and other hazards on the standing timber we own, as do most owners of timber tracts in the United States.

Wood Products

   The Wood Products segment manufactures and markets oriented strand board
(OSB), lumber, plywood and particleboard. These products are sold through our sales offices primarily to wholesalers for nationwide distribution.

   To produce these solid wood products, we own and operate eleven manufacturing facilities in Arkansas, Idaho and Minnesota. A description of these facilities is included under Item 2 of this report.

   The forest products industry is highly competitive, and we compete with both smaller and substantially larger forest products companies as well as companies that manufacture substitutes for wood and wood fiber products. Statistics published by an industry trade association indicate we are one of the larger OSB manufacturers, although we believe we make less than ten percent of the OSB manufactured in the U.S. Our share of the market for lumber, plywood and particleboard is not significant compared to the total U.S. market for these products. We believe that competitiveness in this industry is largely based on individual mill efficiency, rather than the number of mills operated, and on the availability of resources on a facility-by-facility basis. For these reasons, we are able to compete effectively with companies that have a larger number of mills. This is due to the fact that it is not economic to transfer wood between or among facilities, which would permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. We compete based on product quality, customer service and price.

Printing Papers

   The Printing Papers segment produces and markets coated printing papers at two facilities in Minnesota. We also produce bleached pulp at one of those facilities. A description of these facilities is included under Item 2 of this report.

   The printing papers we produce are used primarily for annual reports, showroom catalogs, art reproductions and high-quality advertising and are sold principally to paper merchants for distribution. We have various sales offices located throughout the United States to service our customers. Although we are not one of the larger manufacturers of coated printing papers, we are one of the nation's leading producers of premium grade coated papers. Based on shipment data from the AF&PA, in 2000 and 2001 we supplied approximately 8% and 9%, respectively, of coated freesheet printing papers manufactured in the U.S.

   The pulp used at our Minnesota paper mills is supplied primarily by our bleached hardwood kraft pulp mill in Cloquet, Minnesota, and secondarily by purchases of market pulp, including recycled pulp. Market pulp purchases constituted 12% of the pulp used by the paper mills in 2001. In 1999, we completed a major modernization and expansion of the Cloquet pulp mill, which gives us the capability to supply all of the pulp needs of the two coated paper mills, except for recycled pulp. Hardwood pulp production in excess of the needs of the two paper mills is sold as market pulp. The majority of pulp sales are made through agents. We do not consider ourselves among the larger North American sellers of hardwood market pulp.

   We principally compete in this segment based on our product quality and brand recognition, customer service and price.

Pulp and Paper

   The Pulp and Paper segment produces and markets bleached paperboard, tissue products and bleached pulp. A description of the facilities used to produce these products is included under Item 2 of this report.

   We are a major producer of bleached paperboard in the United States. Our bleached paperboard is used primarily for packaging liquids and other food products, pharmaceuticals, toiletries and other consumable goods as well as paper cups and paper plates. We are also a leading North American producer of private label household tissue products, and produce most of the private label tissue products sold in grocery stores in the western U.S. Based on industry data, private label tissue sales represented approximately 13 percent of total consumer tissue sales nationwide in 2000. Our household tissue products (facial and bathroom tissues, towels and napkins) are packaged to order for grocery and drug chains and cooperative buying organizations. These products are sold to consumers under our customers' own brand names and compete with nationally advertised and other private label brands. We do not consider ourselves among the larger North American manufacturers of softwood market pulp.

   We utilize various methods of sale and distribution for our softwood pulp and paper products. In general, we maintain domestic sales offices through which we sell paperboard to packaging converters. The majority of international paperboard sales are made in Japan, Australia, China and other Southeast Asian countries through sales representative offices. Tissue products are sold to major retail outlets through brokers. The majority of softwood market pulp sales also are generally made through agents. Our principal methods of competing are product quality, customer service and price.

Environment

   Information regarding environmental matters is included under Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23-24 of this report.

Employees

   As of December 31, 2001, we had approximately 6,300 employees. The workforce consisted of approximately 1,500 salaried, 4,700 hourly and 100 temporary or part-time employees. We consider our labor relations to be good. Hourly union labor contracts expiring in 2002 are as follows:

                                                                     Approximate
 Contract                                                             Number of
Expiration                                                             Hourly
   Date              Location                      Union              Employees
----------           --------                      -----             -----------
May 8      Wood Products Division &     International Association of      260
           Resource Management Division Machinists & Aerospace
           Warren, Arkansas             Workers
August 31  Idaho Pulp & Paperboard and  Paper, Allied-Industrial        1,100
           Consumer Products            Chemical and Energy
           Lewiston, Idaho              Workers International Union
August 31  Idaho Pulp & Paperboard and  International Brotherhood          50
           Consumer Products            of Electrical Workers
           Lewiston, Idaho
October 14 Wood Products Division       Paper, Allied-Industrial          130
           Grand Rapids, Minnesota      Chemical and Energy
                                        Workers International Union

ITEM 2.  PROPERTIES

   For information regarding our timberlands, see the discussion under the heading "Resource" on pages 2-3 of this report. Our principal manufacturing facilities, which are all owned by us except as noted, together with their respective 2001 capacities and production, are as follows:

                                            Capacity(A)  Production(A)
                                            ------------ -------------
          Wood Products
           Oriented Strand Board Mills: (B)
             Bemidji, Minnesota............  515,000 msf  505,000 msf
             Cook, Minnesota (C)...........  435,000 msf  294,000 msf
             Grand Rapids, Minnesota.......  355,000 msf  335,000 msf
           Sawmills:
             Prescott, Arkansas............  170,000 mbf  173,000 mbf
             Warren, Arkansas (D)..........  210,000 mbf  202,000 mbf
             Lewiston, Idaho...............  180,000 mbf  157,000 mbf
             St. Maries, Idaho.............   90,000 mbf   93,000 mbf
             Bemidji, Minnesota............   85,000 mbf   86,000 mbf
           Plywood Mill: (B)
             St. Maries, Idaho.............  145,000 msf  141,000 msf
           Particleboard Mill: (E)
             Post Falls, Idaho.............   70,000 msf   67,000 msf
          Printing Papers
           Pulp Mill:
             Cloquet, Minnesota............ 425,000 tons 399,000 tons
           Printing Paper Mills:
             Brainerd, Minnesota........... 155,000 tons 131,000 tons
             Cloquet, Minnesota............ 230,000 tons 221,000 tons
          Pulp and Paper
           Pulp Mills:
             Cypress Bend, Arkansas........ 260,000 tons 258,000 tons
             Lewiston, Idaho............... 500,000 tons 458,000 tons
           Bleached Paperboard Mills:
             Cypress Bend, Arkansas........ 280,000 tons 276,000 tons
             Lewiston, Idaho............... 355,000 tons 320,000 tons
           Tissue Mill:
             Lewiston, Idaho............... 170,000 tons 175,000 tons
           Tissue Converting Facilities:
             Lewiston, Idaho............... 120,000 tons 115,000 tons
             Benton Harbor, Michigan (F)...   5,000 tons   1,000 tons
             Las Vegas, Nevada.............  40,000 tons  41,000 tons

--------
(A) msf means thousand square feet; mbf means thousand board feet
(B)  3/8 inch panel thickness basis.
(C) Capacity is the normal operating level for the new mill. Production reflects installation and startup activities completed in 2001.
(D) There are two sawmills in Warren.
(E)  3/4 inch panel thickness basis.
(F) Operated as a leased facility. Lease expires in May 2005.

ITEM 3.  LEGAL PROCEEDINGS

   The company is not a party to any legal proceedings requiring disclosure under Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

Executive Officers of the Registrant

   Information as of March 1, 2002, and for the past five years concerning the executive officers of the company is as follows:

   L. Pendleton Siegel (age 59), first elected an officer in 1983, has served as Chairman of the Board and Chief Executive Officer since May 1999. From May 1994 to May 1999, he was President and Chief Operating Officer. Mr. Siegel was elected a director of the company effective November 1997. He is a member of the Finance Committee of the Board of Directors.

   Richard L. Paulson (age 60), first elected an officer in 1992, has served as President and Chief Operating Officer since May 1999. From May 1996 through April 1999, he was Vice President, Minnesota Pulp and Paper Division.

   Phillip M. Baker (age 42), first elected an officer in 1999, has served as Vice President, Minnesota Pulp and Paper Division, since May 1999. Prior to May 1999, he was an appointed officer and served in the following positions: from December 1997 through April 1999 he was Vice President, Sales and Marketing for the Minnesota Pulp and Paper Division; from October 1997 through November 1997 he was Vice President, Marketing, for the Minnesota Pulp and Paper Division. From May 1996 through September 1997 he was Director of Purchasing Services.

   Richard K. Kelly (age 54), first elected an officer in 1999, has served as Vice President, Wood Products Division, since July 1999. From May 1999 to July 1999, he was Vice President, Western Wood Products Division. From April 1993 to May 1999, he was an appointed officer and served as Vice President, Western Wood Products Division.

   Craig H. Nelson (age 45), first elected an officer in 1996, has served as Vice President, Consumer Products and Paperboard Division, since May 2000. From May 1996 through May 2000, he was Vice President, Consumer Products Division.

   John R. Olson (age 53), first elected an officer in 1999, has served as Vice President, Resource Management Division, since May 1999. From August 1998 through May 1999 he was an appointed officer serving as Vice President, Resource Management Division. From August 1992 to August 1998, he was Poplar Project Manager.

   Gerald L. Zuehlke (age 53), first elected an officer in 1994, has served as Vice President, Finance, Chief Financial Officer and Treasurer since June 2000. From June 1994 to June 2000, he was Treasurer.

NOTE: The aforementioned officers of the company are elected to hold office until the officer's successor has been duly elected and has qualified or until the earlier of the officer's death, resignation, retirement or removal by the board.

                                    PART II

ITEM  5 .  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   The company's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. Quarterly and yearly price ranges were:

                                  2001          2000
                              ------------- -------------
                      Quarter  High   Low    High   Low
                      ------- ------ ------ ------ ------
                       1st... $34.88 $29.26 $44.88 $36.00
                       2nd...  36.22  31.03  44.50  32.94
                       3rd...  34.34  26.55  37.63  29.75
                       4th...  29.80  24.90  34.38  28.56
                       Year..  36.22  24.90  44.88  28.56

   In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer ("long-term holders") are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company's charter. There were approximately 2,900 common stockholders of record at December 31, 2001.

   See the discussion under the caption "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 for information regarding restrictions on our ability to pay dividends. Quarterly dividend payments per common share for 2001 and 2000 were:


                              Quarter 2001  2000
                              ------- ----- -----
                                1st.. $.435 $.435
                                2nd..  .435  .435
                                3rd..   .15  .435
                                4th..   .15  .435
                                      ----- -----
                                      $1.17 $1.74
                                      ===== =====

ITEMS 6, 7 and 8

   The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this Report at the pages indicated below:

                                                                        Page
                                                                       Number
                                                                       ------
   ITEM 6.  Selected Financial Data...................................    14
   ITEM 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................... 14-25
   ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk 24-25
   ITEM 8.  Financial Statements and Supplementary Data............... 26-53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the directors of our company is set forth under the heading "Election of Directors" on pages 3-5 of our definitive proxy statement, dated March 27, 2002, for the 2002 annual meeting of stockholders (the "2002 Proxy Statement"), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the 2002 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information set forth under the heading "Compensation of Directors and the Named Executive Officers" on pages 8-12 of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of management set forth under the heading "Stock Ownership" on pages 6-7 of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information set forth under the heading "Certain Transactions" on page 12 of the 2002 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 13 of this Form 10-K.

   (b) No reports on Form 8-K were filed for the quarter ended December 31, 2001.

   (c) Exhibits are listed in the Exhibit Index on pages 54-55 of this Form
10-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POTLATCH CORPORATION
                                          (Registrant)

                                                /S/  L. PENDLETON SIEGEL
                                          By:________________________________
                                                    L. Pendleton Siegel
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: March 27, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2002, by the following persons on behalf of the company in the capacities indicated.

          Signature                       Title
          ---------                       -----

  /S/  L. PENDLETON SIEGEL    Director and Chairman of
By:________________________     the Board and Chief
     L. Pendleton Siegel        Executive Officer
                                (Principal
                                Executive Officer)

   /S/  RICHARD L. PAULSON    President and Chief Operating
By:________________________     Officer
     Richard L. Paulson         (Principal Operating
                                Officer)

   /S/  GERALD L. ZUEHLKE     Vice President,
By:________________________     Finance, Chief Financial
      Gerald L. Zuehlke         Officer and Treasurer
                                (Principal Financial
                                Officer)

    /S/  TERRY L. CARTER      Controller
By:________________________     (Principal Accounting
       Terry L. Carter          Officer)

                  *           Director
_____________________________
      Richard A. Clarke

                  *           Director
_____________________________
        Boh A. Dickey

                  *           Director
_____________________________
       Jerome C. Knoll

          Signature                       Title
          ---------                       -----

                  *           Director
_____________________________
     Vivian W. Piasecki

                  *           Director
_____________________________
     Gregory L. Quesnel

                  *           Director
_____________________________
         Toni Rembe

                  *           Director
_____________________________
      Judith M. Runstad

                  *           Director
_____________________________
  Frederick T. Weyerhaeuser

                  *           Director
_____________________________
 Dr. William T. Weyerhaeuser

    /S/  MALCOLM A. RYERSE
*By:_______________________
      Malcolm A. Ryerse
     (Attorney-in-fact)

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedules

   The following documents are filed as part of this Report:

                                                                       Page
                                                                      Number
                                                                      ------
    Selected Financial Data..........................................    14
    Management's Discussion and Analysis of Financial Condition and
      Results of Operations.......................................... 14-25
    Consolidated Financial Statements:
       Statements of Earnings for the years ended December 31, 2001,
         2000 and 1999...............................................    26
       Balance Sheets at December 31, 2001 and 2000..................    27
       Statements of Cash Flows for the years ended December 31,
         2001, 2000 and 1999.........................................    28
       Statements of Stockholders' Equity for the years ended
         December 31, 2001, 2000 and 1999............................    29
       Summary of Principal Accounting Policies...................... 30-32
       Notes to Consolidated Financial Statements.................... 33-51
       Independent Auditors' Report..................................    52
    Schedules:
       II.  Valuation and Qualifying Accounts........................    53

       All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            SELECTED FINANCIAL DATA
               (Dollars in thousands--except per-share amounts)

                                                2001        2000        1999       1998       1997
                                             ----------  ----------  ---------- ---------- ----------
Net sales................................... $1,751,996  $1,808,770  $1,808,388 $1,688,705 $1,693,371
Net earnings (loss)......................... $  (79,445)    (33,214)     40,947     37,232     36,059
Net cash provided by operations.............     85,076      93,912     204,629    217,544    154,891
Working capital.............................    155,216      44,740      51,756     97,556    106,221
Current ratio...............................   1.4 to 1    1.1 to 1    1.1 to 1   1.3 to 1   1.4 to 1
Long-term debt (noncurrent portion)......... $1,017,522  $  801,549  $  701,798 $  712,113 $  722,080
Stockholders' equity........................    707,304     813,236     921,039    930,906    951,592
Long-term debt to stockholders' equity ratio   1.4 to 1    .99 to 1    .76 to 1   .76 to 1   .76 to 1
Capital expenditures........................ $   50,918  $  166,422  $  247,651 $  147,027 $  158,485
Total assets................................  2,487,146   2,542,445   2,446,500  2,377,306  2,365,136
Basic net earnings (loss) per common share.. $    (2.81) $    (1.16) $     1.41 $     1.28 $     1.25
Average common shares outstanding
 (in thousands).............................     28,282      28,523      28,947     29,000     28,930
Diluted net earnings (loss) per common
 share...................................... $    (2.81) $    (1.16) $     1.41 $     1.28 $     1.24
Average common shares outstanding,
 assuming dilution (in thousands)...........     28,282      28,523      28,967     29,020     28,986
Cash dividends per common share............. $     1.17  $     1.74  $     1.74 $     1.74 $     1.71

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 18 manufacturing facilities, located primarily in Arkansas, Idaho and Minnesota. Our business is organized into four segments: (i) Resource, which manages our timberlands and supplies wood fiber to our manufacturing segments and to third parties; (ii) Wood Products, which manufactures oriented strand board (OSB), plywood, lumber and particleboard; (iii) Printing Papers, which produces high grade coated printing papers and bleached hardwood market pulp; and (iv) Pulp and Paper, which manufactures bleached paperboard, consumer tissue and bleached softwood market pulp.

Factors Influencing Our Results of Operations

   Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses, such as wood fiber and energy costs, changes in the production capacity of our manufacturing operations as a result of major capital spending projects, and other factors.

   Our operating results generally reflect the cyclical pattern of the forest products industry. All of our pulp-based products other than tissue products are globally-traded commodity products. In addition, our wood products are subject to competition from manufacturers in Europe, North America and South America. Historical prices for our products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our printing papers and pulp and paper products is primarily affected by the general state of the global economy, and the economies in North America and east Asia in particular.

   The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. Our competitors are located throughout the world, and variations in exchange rates between the U.S. dollar and other currencies, particularly the Euro, significantly affect our competitive position compared to our international competitors. We believe that the strength of the U.S. dollar relative to the Euro has resulted in significantly increased competition from European companies, particularly in our Printing Papers segment. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production when prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Certain competitors in some of our pulp-based businesses may currently be lower-cost producers than we are, and accordingly may be less adversely affected by price decreases.

   In late 2000 and the first half of 2001, energy became one of our most significant operating expenses as a result of rapid and substantial price increases, before moderating during the second half of 2001. We use energy to produce electricity and steam, which are used in the paper manufacturing process and to operate our other machinery. Our energy expenses were $20.8 million greater in 2001 than in 2000. For the year 2000, energy expenses were $41.8 million greater than in 1999. Market conditions prevented us from passing these higher costs on to our customers through price increases and accordingly, energy costs were a significant factor contributing to our net loss for 2001. Our facilities in Idaho were the most adversely affected by the increased cost of energy as a result of comparatively greater energy price increases in the northwestern U.S. During 2001, we reduced our exposure to the volatile spot market for electricity by increasing our internal production of electricity and making numerous process changes at our facilities to decrease energy consumption. This, combined with moderating electric and natural gas prices, contributed to a reduction in our energy costs in the second half of 2001, which were $55.7 million, compared to $89.3 million during the first half. During the first half of 2001, we entered into derivative contracts related to the purchase of natural gas to reduce our exposure to volatile natural gas prices. Changes in the value of these contracts were recorded as an asset or liability as of the end of each reporting period, and the corresponding gain or loss was recognized in our statements of earnings. For 2001, we recorded expense in the amount of $2.3 million related to these contracts, which is included in the $145.0 million of energy costs we incurred for the year. At December 31, 2001, we no longer had any of these derivative contracts outstanding, although we continue to make forward purchases of natural gas at fixed prices for use in our facilities. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in prices for electricity and natural gas.

   Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our timberlands provided approximately 53% of log requirements for our sawmill and plywood manufacturing facilities in 2001 and an average of approximately 62% over the past five calendar years. Including logs used for pulp and OSB, the percentages of our fiber requirements supplied by our timberlands were approximately 28% in 2001 and an average of approximately 37% over the past five calendar years. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels and changes in our manufacturing capacity. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

   Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs, have significantly affected our results of operations in recent periods. In December 1999, we completed construction of our new pulp mill in Cloquet, Minnesota, increasing our annual production from 186,000 tons in 1999 at the former mill on the same site, to 399,000 tons at the new mill in 2001. In January 2001, we completed a modernization and expansion of OSB mill in Cook, Minnesota, which resulted in an increase in annual production capacity from 250.0 million square feet to 435.0 million square feet. In addition, in September 2000, we closed our plywood mill in Jaype, Idaho, as a result of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. Each of these changes has affected our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

   In the following period-to-period discussion of our results of operations, contributions by each of the segments to our consolidated net sales are reported after elimination of intersegment sales. In the segment discussion below, each segment's net sales are set forth before elimination of intersegment sales. Additionally, in discussing segment operating results, we discuss net sales realizations, which are calculated for each product line by subtracting customer freight from net sales and then dividing the result by relevant quantities of the product shipped for the period. We believe this measurement can be helpful in showing pricing trends of our products.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Net sales of $1,752.0 million for the year ended December 31, 2001, were slightly less than net sales of $1,808.8 million recorded for the year ended December 31, 2000. The decrease was largely due to decreases in net sales for the Wood Products and the Printing Papers segments. Net sales for Wood Products fell by $39.1 million, as a result of net sales decreases in OSB, plywood and particleboard. Printing Papers net sales declined $40.2 million compared to 2000, due to decreased net sales of coated printing papers. The decrease in net sales for these two segments was partially offset by an increase in net sales for the Pulp and Paper segment, which benefited from increased net sales of tissue products. Pulp and Paper segment net sales increased by $21.7 million in 2001. Resource segment net sales were $38.1 million, comparable to 2000's $37.2 million.

   Expenses for depreciation, amortization and cost of fee timber harvested were $169.4 million for the year ended December 31, 2001, an increase of $7.5 million from the prior year amount of $161.8 million. The increase was primarily due to increased amortization expense as a result of our debt refinancing activities during the second quarter of 2001 and increased depreciation in the Wood Products segment related to the Cook OSB mill.

   For the year ended December 31, 2001, materials, labor and other operating expenses rose by 2% to $1,505.0 million from $1,468.3 million in 2000. An increase in the overall volume of product shipments in 2001 and higher energy costs were largely responsible for the increase. Energy costs were $20.8 million higher in 2001, and included a $2.3 million net charge for fair value adjustments to natural gas derivative hedging contracts used during the year.

   Selling, general and administrative expenses totaled $125.1 million for the year ended December 31, 2001, a $1.8 million increase, from 2000's expense of $123.3 million. The increase was primarily due to increased bad debt expense incurred in 2001 as a result of a $7.6 million charge related to the insolvency of a pulp broker, and was partially offset by cost savings from the reduction in our salaried workforce in June 2000 and a decline in selling expenses related to our printing papers and consumer tissue products.

   The following charges are included in the "Restructuring and other charges" line in the Statements of Earnings.

   In March 2001, we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In September 2001, an additional $.4 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The plan permanently reduced the workforce by 124 hourly production and maintenance positions. As of December 31, 2001, all material costs associated with the plan had been incurred.

   In 2000, we recorded a $27.9 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of our salaried production and administrative workforce. In establishing the initial liability, we estimated 261 employees would be terminated. As of December 31, 2001, and 2000, a total of 273 employees had been terminated under the reduction and reorganization plan. As of December 31, 2001, $27.0 million had been recorded against the accrued liability associated with the charge. We expect all remaining costs associated with the workforce reduction program to be paid in the first half of 2002.

   In September 2000, we recorded an $18.5 million pre-tax charge for costs associated with the closure of our Jaype, Idaho, plywood mill. The closure was deemed necessary due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The amounts of revenues and operating income or loss attributable to the mill were not material in relation to revenues and operating income of the company as a whole. As of December 31, 2000, five salaried and 200 hourly production and maintenance employees had been terminated due to the closure. As of December 31, 2001, a total of five salaried and 207 hourly production and maintenance employees had been terminated due to the closure. The mill was dismantled in 2001, with equipment and parts used at our other facilities or sold to outside bidders. We will continue to operate a log yard at the site. As of December 31, 2001, $16.5 million had been recorded against the accrued liability associated with the charge, which represents all material costs we expect to incur. Our initial estimate of the cost to close the mill included expected costs for some aspects of maintenance and demolition that were not incurred. As a result, in December 2001 we reversed $1.8 million of the liability and recorded it as income.

   Interest expense was $77.9 million for the year ended December 31, 2001, a substantial increase compared to the $59.4 million charged against income in 2000. The increase reflects greater indebtedness in 2001 as well as a higher overall weighted average interest rate on our outstanding debt.

   For the year ended December 31, 2001, "Other expense, net" totaled $2.1 million, compared to expense of $3.9 million in 2000. The 2001 amount includes an $11.1 million charge for the cost of equipment removed from service and deferred litigation costs associated with our lawsuit against Beloit Corporation, which have recently been determined to be uncollectable due to a reduction in the value of assets available for distribution to unsecured creditors. Interest income of $2.6 million and gains from asset sales of $3.9 million partially offset the charge.

   For the year ended December 31, 2001, we recorded an income tax benefit of $50.8 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the year ended December 31, 2000, we recorded a benefit of $21.2 million, also reflecting a tax rate of 39%.

   We recorded a net loss of $79.4 million for the year ended December 31, 2001, compared to a net loss of $33.2 million for the year ended December 31, 2000.

   The Resource segment reported operating income of $55.3 million for the year ended December 31, 2001, lower than the $61.4 million reported in 2000. Segment net sales increased to $405.8 million, compared to $352.3 million in 2000. The increase in net sales was due to increased wood fiber sales to our other operating segments in Arkansas, Idaho and Minnesota. Most of the increased volume was procured from outside sources and resold internally. Expenses for the Resource segment were $350.5 million in 2001, and were greater than the $290.9 million recorded in 2000 due to increased outside wood purchases and higher production costs.

   The Wood Products segment's operating loss of $27.4 million for the year ended December 31, 2001, was greater than the operating loss of $18.3 million incurred in 2000, which included an $18.5 million pre-tax charge related to the closure of our Jaype, Idaho, plywood mill. Difficult market conditions prevailed throughout the year and worsened in the fourth quarter, necessitating extended shutdowns during the holiday period at most of the segment's mills, adversely affecting earnings. Net sales for the segment were $518.4 million, compared to $552.9 million reported in 2000. A decline in net sales realizations for all of the segment's product lines was largely responsible for the sales decrease. Net sales of oriented strand board decreased 20% in 2001, to $167.2 million, net sales of plywood decreased 19% to $41.9 million, and net sales of particleboard decreased 31% to $13.5 million. An increased volume of shipments offset lower net sales realizations for lumber, as net sales increased to $270.4 million from $246.1 million in 2000. Expenses were $545.8 million for the segment in 2001, compared to $571.9 million in 2000. Wood fiber and energy costs increased in 2001, but overall expenses were lower due to the absence of operating costs related to the Jaype, Idaho, plywood mill, which we closed in September 2000.

   The Printing Papers segment reported an operating loss of $36.7 million, compared to operating income of $1.5 million in 2000. As was the case in our Wood Products segment, poor market conditions also caused the Printing Papers segment to take market-related downtime during the fourth quarter of 2001. Net sales declined 8%, or $39.3 million, to $464.0 million in 2001 from $503.4 million in 2000. Net sales realizations for pulp and printing papers declined 34% and 9%, respectively, compared to 2000. A 43% increase in shipments of market pulp partially offset the decline in net sales realizations. Pulp shipments increased due to increased production at our Cloquet, Minnesota, pulp mill. Segment expenses were $500.7 million for 2001, compared to $501.8 million in 2000. Higher cost of sales, due to a greater volume of pulp shipments and higher energy costs, together with increased bad debt expense of $5.4 million related to the pulp broker insolvency, were offset by lower expenses for operating supplies and maintenance materials.

   The Pulp and Paper segment incurred an operating loss of $14.5 million in 2001, versus operating income of $12.9 million in 2000. Segment net sales increased to $751.7 million for 2001, compared to $730.1 million in 2000. The increase was due to a $35.1 million increase in tissue product net sales. Tissue product shipments were 8% higher, and net sales realizations increased 4% compared to the 2000 period. A $7.5 million decline in pulp net sales, due to an 8% decrease in shipments and a 41% decrease in net sales realizations, partially offset the increase in tissue product net sales. Market-related downtime at the segment's Lewiston, Idaho, pulp and paperboard mill contributed to the unfavorable results for 2001. Higher energy and wood fiber costs, combined with increases in the volume of paperboard and tissue product shipments, were largely responsible for the $49.0 million increase in segment expenses. Also included in expenses for 2001 were the $11.1 million charge related to the Beloit Corporation lawsuit and bad debt expense of $2.2 million related to the pulp broker insolvency.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Net sales of $1,808.8 million for the year ended December 31, 2000, remained essentially flat as compared to net sales of $1,808.4 million for the year ended December 31, 1999. Net sales for the Wood Products segment fell by $82.0 million, as a result of net sales decreases in OSB, lumber, and plywood. The decrease in net sales for the Wood Products segment was offset by increased net sales in both the Printing Papers and Pulp and Paper segments. Net sales for the Printing Papers segment rose $47.2 million from the prior year, attributable to hardwood market pulp sales from a full year of production at our new Cloquet, Minnesota, pulp mill. Improved net sales of both paperboard and tissue lifted net sales of the Pulp and Paper segment by $36.7 million over 1999.

   Expenses for depreciation, amortization and cost of fee timber harvested rose 8%, from $150.3 million for the year ended December 31, 1999, to $161.8 million for the year ended December 31, 2000. The increase of $11.5 million was primarily due to the increased depreciation expense associated with our new Cloquet, Minnesota, pulp mill. Other depreciation and amortization expenses, and cost of fee timber harvested, remained substantially unchanged in 2000 from 1999.

   For the year ended December 31, 2000, materials, labor and other operating expenses increased by 5% to $1,468.3 million from $1,404.6 million in 1999. Energy costs for the period increased by 33% to $124.9 million, and wood fiber costs increased by 7% to $498.0 million. The increased wood fiber costs were largely attributable to increased consumption as our new Cloquet, Minnesota, pulp mill was in operation for the full year. The increases in energy and wood fiber expenses were partially offset by lower personnel costs resulting from the reduction and reorganization of our salaried workforce in June 2000 and the closure of our Jaype, Idaho, plywood mill in September 2000.

   Selling, general and administrative expenses amounted to $123.3 million for the year ended December 31, 2000, an $18.3 million decrease from expenses of $141.6 million for 1999. The decrease was experienced across most of our selling and administrative units, and was primarily attributable to the reduction in our salaried workforce, occurring in June 2000, and lower overall compensation expense in 2000.

   For the year ended December 31, 2000, we recorded restructuring and other charges of $46.4 million. A $27.9 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of our salaried workforce was included in the "Restructuring and other charges" line in the Statements of Earnings in our consolidated financial statements for 2000. In establishing the initial liability, we estimated 261 employees would be terminated. As of December 31, 2000, a total of 273 employees had been terminated under the reduction and reorganization plan. In September 2000, we recorded an $18.5 million pre-tax charge for costs associated with the closure of our Jaype, Idaho, plywood mill. The closure was deemed necessary due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The amounts of revenues and operating income or loss attributable to the mill were not material in relation to revenues and operating income of the company as a whole. As of December 31, 2000, five salaried and 200 hourly production and maintenance employees had been terminated due to the closure.

   Interest expense for 2000 of $59.4 million was significantly higher than the $45.4 million charged against income in 1999. The difference was due to a change in the amount of interest capitalized, $4.0 million in 2000 compared to $10.3 million in 1999, with the balance reflecting the increase in debt acquired during the year. Less interest was capitalized in 2000 compared to 1999, mainly due to completing the construction of our new Cloquet pulp mill in December 1999.

   For the year ended December 31, 2000, "Other expense, net" was $3.9 million, compared to $.5 million in 1999.

   For the year ended December 31, 2000, our loss before taxes was offset in part by an income tax benefit of $21.2 million associated with the loss. For the year ended December 31, 1999, we recorded a provision for tax expense of $25.1 million. Our effective tax rate amounted to 39% in 2000 and 38% in 1999.

   We recorded a net loss of $33.2 million for the year ended December 31, 2000, compared to net earnings of $40.9 million for the year ended December 31, 1999.

   Resource segment operating income of $61.4 million for the year ended December 31, 2000, was lower than the $68.0 million reported in 1999. Net sales for the Resource segment increased $14.8 million in 2000, as shipments increased by 4%, although net sales realizations declined slightly in Idaho. Increased expenses outstripped these gains, and lower operating income was largely due to higher costs associated with outside log purchases in Arkansas and lower net sales realizations. Also contributing to the lower operating income was a decline in the volume of third party log sales and sawlog production in Idaho, coupled with fewer non-strategic land sales by the segment for the 2000 period compared to 1999. Increased timber harvests in Arkansas and Minnesota partially offset a decrease in timber harvests in Idaho.

   Excluding an $18.5 million charge related to the permanent closure of our plywood mill in Jaype, Idaho, the Wood Products segment had operating income of $.2 million for the year ended December 31, 2000, compared to operating income of $83.1 million in 1999. Net sales for the Wood Products segment dropped by $84.7 million in 2000 to $552.9 million. Compared to 1999, net sales dropped in all categories. In particular, net sales of OSB decreased by $38.9 million, or 16%, net sales of lumber fell by $25.1 million, or 9%, and net sales of plywood fell by $20.4 million, or 28%. OSB results were primarily affected by a 16% decline in net sales realizations. For lumber, net sales realizations dropped 12% and shipments increased by 3%. Net sales realizations for plywood fell by 9% and shipments declined by 22%. The decline in shipments of panel products was due, in part, to the closure of our plywood mill in Jaype, Idaho, and the temporary shutdown of our Cook, Minnesota, OSB mill in early December 2000. The Cook mill was shut down to facilitate the completion of our modernization and expansion project. The mill resumed production in late January 2001.

   The Printing Papers segment reported 2000 operating income of $1.5 million, compared to an operating loss of $13.8 million in 1999. The improvement resulted from lower average per-ton pulp production costs during the year and the first year of sales of our hardwood market pulp, both of which were a result of the startup of our new pulp mill in Cloquet, Minnesota, in December 1999. Net sales for the segment rose $48.6 million from the prior year. Hardwood market pulp, sold for the first time in 2000, generated $53.8 million in net sales. Net sales of printing papers fell by $5.1 million. Net sales realizations for printing papers rose by 2%, while shipments declined 4% compared to the previous year as demand for printing papers remained soft throughout 2000. Operations were curtailed for approximately one week at our Cloquet paper mill and two weeks at our Brainerd paper mill in 2000 to help align inventory levels with existing market conditions. The segment also experienced increased expenses in 2000 primarily associated with a full year of pulp production at our new Cloquet pulp mill.

   Operating income for the Pulp and Paper segment was $12.9 million in 2000, which was lower than 1999 operating income of $14.8 million. Segment net sales increased by 5%, or $36.7 million, for the period. Net sales realizations for 2000 increased by 13% for paperboard, 3% for tissue and 48% for pulp. Tissue product shipments also rose by 6%. A decline in paperboard and softwood market pulp shipments, higher energy costs during the second half of the year, especially in Idaho, and higher costs incurred to continue operations during a scheduled rebuild of the recovery boiler at our pulp and paperboard mill in Cypress Bend, Arkansas, were largely responsible for the decrease in segment operating income.

Liquidity and Capital Resources

   At December 31, 2001, our financial position included long-term debt of $1.15 billion, including current installments on long-term debt of $132.6 million. Our ratio of long-term debt to stockholders' equity was 1.4 to 1 at December 31, 2001, compared to .99 to 1 at December 31, 2000. Long-term debt increased $216.0 million during 2001. The increase was due to the issuance in June of $250.0 million of senior subordinated notes due 2011 and $200.0 million under our new bank credit facility. Repayment of $100.0 million borrowed under our old revolving credit facility, which had been classified as long-term debt, and the reclassification of $130.0 million of long-term debt to current installments, partially offset the increase. Stockholders' equity declined $105.9 million in 2001, due to a net loss of $79.4 million and dividend payments of $33.1 million.

   We had working capital of $155.2 million at December 31, 2001, an increase of $110.5 million from December 31, 2000. Items contributing to the increase in working capital included increases in restricted cash of $98.2 million and short-term investments of $30.5 million, combined with decreases in notes payable of $188.9 million and accounts payable and accrued liabilities of $25.9 million. As discussed in detail on pages 22-23, the restricted cash amount and the repayment of our notes payable are directly related to our refinancing activities in June 2001. Partially offsetting the items increasing working capital were decreases in receivables of $28.5 million, inventories of $38.6 million and prepaid expenses of $29.9 million. A $132.3 million increase in current installments on long-term debt also partially offset the increase in working capital.

   We generated net cash from operations of $85.1 million in 2001, $93.9 million in 2000 and $204.6 million in 1999. The decrease in 2001 resulted primarily from a net loss of $79.4 million in 2001 compared to a net loss of $33.2 million in 2000. The decrease in cash provided by operations in 2000 compared to 1999 was largely attributable to a net loss of $33.2 million in 2000 compared to net earnings of $40.9 million in 1999, as well as increases in working capital items, particularly inventories and prepaid expenses.

   Net cash used for investing was $173.1 million in 2001, $167.5 million in 2000 and $188.8 million in 1999. The increase in 2001 was primarily attributable to the establishment of a restricted cash account totaling $98.2 million at December 31, 2001, and an increase in short-term investments of $30.5 million. These amounts were partially offset by a decline in capital expenditures of $115.5 million compared to capital expenditures in 2000. Capital spending totaled $50.9 million in 2001 and focused on routine general replacement, safety, forest resource and environmental projects. Approximately $4.0 million was spent for the completion of the modernization and expansion project at our Cook, Minnesota, oriented strand board mill and another $6.5 million on development of our hybrid poplar plantation in Boardman, Oregon. The decline in 2000 compared to 1999 was due largely to an $81.2 million decrease in capital expenditures as compared to 1999. We made capital expenditures of approximately $187.0 million in connection with the Cloquet and Cook projects in 1999, compared to approximately $69.9 million for both these projects in 2000. The 1999 period also benefited from receipt of $50.0 million in repayment of a note issued by a third party.

   Authorized but unexpended capital appropriations totaled $44.6 million at December 31, 2001, all of which is budgeted to be expended in 2002. As in 2001, spending in 2002 will be concentrated on various routine general replacement, safety, forest resource and environmental projects. Historically, we have spent less on capital expenditures than the annual amount budgeted. However, due to the lower level of planned capital expenditures in 2002, we believe it is likely we will spend close to the budgeted amount. The reduction in planned spending reflects our recently completed long-term modernization program. In 2001, we spent $39.0 million less than the $89.9 million budgeted. Spending on projects may be delayed due to the acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

   Net cash provided by financing totaled $84.2 million in 2001, compared to $73.8 million in 2000 and net cash used for financing of $15.9 million in 1999. The increase in 2001 was due primarily to our debt restructuring completed in June 2001 in which we issued $450.0 million of debt, partially offset by debt repayments of $101.7 million. We also purchased less treasury stock in 2001, spending $10.5 million versus $25.9 million in 2000. In addition, our dividend payments declined substantially in 2001, to $33.1 million from $49.7 million paid in 2000, largely as a result of a dividend rate reduction announced in August 2001. The increase in cash provided by financing in 2000 compared to 1999 was in large part the result of smaller debt repayments in 2000, totaling $10.2 million, versus repayments of $109.9 million in 1999. Partially offsetting this decline was $25.9 million used in 2000 for the repurchase of common stock.

   For the first half of 2001, we funded our operating losses and other cash requirements primarily through borrowings under our bank credit agreements. On June 29, 2001, we obtained a new credit facility providing for aggregate borrowings of up to $400.0 million. The new credit facility is comprised of a four-year term loan in the amount of $200.0 million, and a three-year revolving line of credit of up to $200.0 million, including a $110.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by approximately 130,000 acres of our timberlands in Arkansas and our accounts receivable and inventory. As of December 31, 2001, $199.0 million was outstanding under the four-year term loan, no borrowings were outstanding under the revolving line of credit, and approximately $103.0 million of the revolving line of credit was used to support outstanding letters of credit. These letters of credit provide credit enhancement for a portion of our outstanding revenue bonds.

   Concurrent with the closing of the new credit facility, we sold $250.0 million of our senior subordinated notes due 2011 in an institutional private placement. The notes are unsecured obligations and are subordinated to our senior notes and new credit facility. The notes bear interest at a rate of 10% per annum, payable semiannually, and are redeemable at our option, in whole or in part, at any time on or after July 15, 2006, at varying redemption prices. In October 2001, we filed a registration statement with the Securities and Exchange Commission offering to exchange the private placement notes with registered notes containing essentially identical terms. The registration statement became effective on January 4, 2002, and the exchange was completed on February 6, 2002.

   Both the agreement governing our new credit facility and the indenture governing our senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries' ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The new credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum fixed charge coverage ratio. Events of default under the new credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of December 31, 2001, we obtained a waiver of the fixed charge coverage ratio covenant contained in our bank credit facility. We also obtained an amendment to the fixed charge coverage ratio for the quarters ended March 31, 2002 and June 30, 2002.

   We used the gross proceeds from the sale of the senior subordinated notes and initial borrowings under the new bank credit facility to (i) repay all outstanding indebtedness under our existing bank credit facilities, (ii) pay transaction costs relating to the new credit facility and the notes offering, and (iii) fund an escrow account with $96.6 million which, together with future accrued interest, is restricted to the repayment of our $100 million 6.25% debentures due March 15, 2002. We expect that any borrowings under the revolving credit facility will be used for working capital and other corporate purposes.

   On August 10, 2001, we announced that our board of directors reduced the quarterly dividend to $.15 per share, from the previous quarterly dividend rate of $.435 per share. The dividend rate is set by the board on a quarterly basis taking into account a variety of factors, including, among other things, conditions in the forest products industry and the economy generally, our operating results and cash flows, anticipated capital expenditures and compliance with the terms of our new credit facility and senior subordinated notes that limit the payment of dividends on our common stock. Although we expect to continue to pay dividends at the reduced rate, our dividend rate is subject to change from time to time based on the board's business judgment with respect to these and other relevant factors.

   We believe that our cash, cash flows from operations and available borrowings under our new revolving credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months and for the foreseeable future. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in the new credit facility so that future borrowings thereunder will be available to us. This will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under "Factors Influencing Our Results of Operations," many of which are beyond our control.

   During the first quarter of 2001, Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., Moody's Investors Service Inc. and Fitch, Inc. completed a review of their ratings on our senior unsecured long-term debt. As a result of the review, at the end of March 2001, Standard & Poor's and Fitch adjusted their ratings on this debt from BBB+ to BBB and Moody's adjusted its rating from Baa1 to Baa3. On April 3, 2001, Standard & Poor's placed our debt on CreditWatch with negative implications, and, on June 8, 2001, adjusted its ratings on our senior unsecured long-term debt and our corporate credit rating from BBB to BBB- and retained the debt on CreditWatch with negative implications. On June 11, 2001, Fitch adjusted its ratings on our senior unsecured long-term debt from BBB to BBB-. On June 15, 2001, Moody's changed its outlook on our debt rating from stable to negative. On the same date, Moody's also assigned a Baa2 rating to our new credit facility. These changes in our debt ratings have increased our borrowing costs.

   Since December 1999, we have been authorized under a stock repurchase program to repurchase up to two million shares of our common stock. Under the plan, purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through our put option program. Through December 31, 2001, a total of 910,900 shares have been acquired under the stock repurchase program. We did not have any put option contracts outstanding at December 31, 2001. We do not expect to repurchase additional common stock in the foreseeable future.

Environment

   We are subject to extensive federal and state environmental regulations at our operating facilities. We endeavor to comply with all environmental regulations and regularly monitor our activities for such compliance. Compliance with environmental regulations requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $16 million during 2001 and are budgeted to be approximately $2 million in 2002. In addition, we made expenditures for pollution control facilities as part of major mill modernizations and expansions recently completed.

   In early 1998 the Environmental Protection Agency (EPA) published the "Cluster Rule" regulations specifically applicable to the pulp and paper industry. These extensive regulations govern both air and water emissions. During 2001, we completed modifications to process equipment and operating procedures to comply with Phase I of the regulations. Phase II of the regulations relate to control of high volume, low concentration emissions at kraft pulp mills, and our compliance efforts are scheduled to be completed in 2006 at an expected cost of approximately $5 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

   Our pulp mill at Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System (NPDES) permit. As allowed by federal regulations, we are operating under an NPDES permit which expired in 1997, but which continues to be in force until the effective date of a new NPDES permit. Negotiations for a new permit have been ongoing since that time. The EPA published a draft NPDES permit in December 1999, which includes an end-of-the-pipe discharge temperature requirement of 68 degrees Fahrenheit, to be achieved within five years of the date a new permit becomes effective. Meeting this requirement would necessitate installation of refrigeration equipment at a total capital cost between $25 million and $30 million. Discussions are ongoing with the EPA and other agencies involved in the reissuance of the NPDES permit. There are regional precedents for a higher temperature limit. Compliance with a higher temperature limit, should it be allowed, can be achieved with process modifications and less costly equipment configurations than refrigeration. The EPA is currently implementing its Total Maximum Daily Load regulations and, once completed, the regulations must be adopted by the State of Idaho. This process is not expected to be completed until late 2003, at which point the requirements placed on the mill may be clarified. If we are required to install and operate the refrigeration equipment, we believe the pulp mill will be substantially less competitive than similar mills, none of which face such requirements.

   The EPA is currently developing environmental regulations, collectively known as Maximum Achievable Control Technology rules (MACT), which could affect our wood products operations as well as our power boiler generating facilities. The MACT rules are not expected to be proposed until April 2002, and are not expected to be effective before 2006. After the proposed MACT rules are published, we will be able to reasonably estimate the capital expenditures necessary for compliance, although we do not expect such compliance costs to have a material adverse effect on our competitive position.

Income Taxes

   Our effective tax rates for 2001, 2000 and 1999 were 39.0 percent, 39.0 percent and 38.0 percent, respectively.

Quantitative and Qualitative Disclosures About Market Risks

   Our exposure to market risks on our financial instruments includes interest rate risk on our outstanding variable rate debt under our revenue bonds and our bank credit facility at December 31, 2001. As of December 31, 2001, we had approximately $298.9 million of variable rate debt and credit facility debt outstanding. The interest rates applied to these borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt depends upon the amount outstanding during the year and the extent to which interest rates rise or fall. The maturities for debt issued under the credit facility range from March 2002 through June 2005, while the variable rate debt has maturities beginning in 2007 and extending through 2030.

   All of our other long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to risk for these financial instruments. However, in December 2001 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap has been designated as a fair value hedge and calls for the company to pay a variable interest amount, based on London Interbank Offered Rate (LIBOR) rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assume there is no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap is offset by a corresponding decrease or increase in the value of the underlying debt instrument.

   At December 31, 2001, we no longer had any put option contracts outstanding, nor were we a party to any derivative financial instruments other than interest rate swaps.

Subsequent Event

   On March 18, 2002, we entered into an agreement to sell to a domestic subsidiary of Sappi Limited our Cloquet, Minnesota, pulp and printing paper facilities and related assets for $480 million in cash. We expect the transaction will be completed in the second quarter of 2002, pending regulatory approvals. We will also close our Brainerd, Minnesota, paper mill and exit the coated printing paper business. An after-tax loss of approximately $150 million is anticipated as a result of the sale and the shutdown of the Brainerd facility. The proceeds received will be used primarily to repay a portion of our outstanding debt. The December 31, 2001, carrying amounts of the assets and liabilities expected to be included in the transaction and closure were as follows:

                                       (Dollars in millions)
                                       ---------------------
                   Assets
                   Current assets.....         $113
                   Plant and equipment          644
                                               ----
                                               $757
                                               ====
                   Liabilities
                   Current liabilities         $ 32
                                               ====

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF EARNINGS
               (Dollars in thousands--except per-share amounts)

                                                                  For the years ended December 31
                                                                ----------------------------------
                                                                   2001        2000        1999
                                                                ----------  ----------  ----------
Net sales...................................................... $1,751,996  $1,808,770  $1,808,388
                                                                ----------  ----------  ----------
Costs and expenses:
 Depreciation, amortization and cost of fee timber
   harvested...................................................    169,388     161,847     150,253
 Materials, labor and other operating expenses.................  1,504,950   1,468,316   1,404,562
 Selling, general and administrative expenses..................    125,148     123,347     141,580
 Restructuring and other charges (Note 15).....................      2,750      46,411          --
                                                                ----------  ----------  ----------
                                                                 1,802,236   1,799,921   1,696,395
                                                                ----------  ----------  ----------
Earnings (loss) from operations................................    (50,240)      8,849     111,993
Interest expense, net of capitalized interest of $1,032 ($3,964
  in 2000 and $10,320 in 1999).................................    (77,853)    (59,438)    (45,442)
Other expense, net (Note 16)...................................     (2,145)     (3,860)       (507)
                                                                ----------  ----------  ----------
Earnings (loss) before taxes on income.........................   (130,238)    (54,449)     66,044
Provision (benefit) for taxes on income (Note 6)...............    (50,793)    (21,235)     25,097
                                                                ----------  ----------  ----------
Net earnings (loss)............................................ $  (79,445) $  (33,214) $   40,947
                                                                ==========  ==========  ==========
Net earnings (loss) per common share:
 Basic......................................................... $    (2.81) $    (1.16) $     1.41
 Diluted.......................................................      (2.81)      (1.16)       1.41
                                                                ==========  ==========  ==========



    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                BALANCE SHEETS
               (Dollars in thousands--except per-share amounts)

                                                                             At December 31
                                                                         ----------------------
                                                                            2001        2000
                                                                         ----------  ----------
                                 ASSETS
                                 ------
Current assets:
 Cash (Note 11)......................................................... $    7,767  $   11,652
 Restricted cash (Notes 1 and 7)........................................     98,200          --
 Short-term investments (Note 11).......................................     30,509           9
 Receivables, net of allowance for doubtful accounts of $1,989
   ($1,012 in 2000) (Note 7)............................................    159,347     187,819
 Inventories (Notes 2 and 7)............................................    184,571     223,206
 Prepaid expenses (Note 6)..............................................     31,274      61,153
                                                                         ----------  ----------
Total current assets....................................................    511,668     483,839
                                                                         ----------  ----------
Land, other than timberlands............................................      9,042       9,044
Plant and equipment, at cost less accumulated depreciation of $1,711,888
  ($1,609,210 in 2000) (Note 3).........................................  1,462,548   1,637,374
Timber, timberlands and related logging facilities, net (Notes 4 and 7).    395,668     333,249
Other assets (Note 5)...................................................    108,220      78,939
                                                                         ----------  ----------
                                                                         $2,487,146  $2,542,445
                                                                         ==========  ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
 Notes payable (Notes 7 and 11)......................................... $       --  $  188,943
 Current installments on long-term debt (Notes 7 and 11)................    132,603         325
 Accounts payable and accrued liabilities (Note 8)......................    223,849     249,831
                                                                         ----------  ----------
Total current liabilities...............................................    356,452     439,099
                                                                         ----------  ----------
Long-term debt (Notes 7 and 11).........................................  1,017,522     801,549
Other long-term obligations (Note 9)....................................    195,258     184,147
Deferred taxes (Note 6).................................................    210,610     293,961
Put options (Notes 10 and 11)...........................................         --      10,453
Stockholders' equity:
 Preferred stock, Authorized 4,000,000 shares...........................         --          --
 Common stock, $1 par value Authorized 40,000,000 shares, issued
   32,721,980 shares....................................................     32,722      32,722
 Additional paid-in capital.............................................    129,978     128,984
 Retained earnings......................................................    661,144     773,697
 Common shares in treasury 4,410,528 (4,375,546 in 2000)................   (116,540)   (122,167)
                                                                         ----------  ----------
Total stockholders' equity..............................................    707,304     813,236
                                                                         ----------  ----------
                                                                         $2,487,146  $2,542,445
                                                                         ==========  ==========

    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                 For the years ended December 31
                                                                 -------------------------------
                                                                   2001       2000       1999
                                                                 ---------  ---------  ---------
CASH FLOWS FROM OPERATIONS
 Net earnings (loss)............................................ $ (79,445) $ (33,214) $  40,947
 Adjustments to reconcile net earnings (loss) to net cash
   provided by operations:
   Depreciation, amortization and cost of fee timber harvested..   169,388    161,847    150,253
   Deferred taxes...............................................   (83,351)    18,317     21,953
   Other, net...................................................     5,114     (2,129)    (3,190)
 Decrease (increase) in receivables.............................    28,472     (3,507)   (22,044)
 Decrease (increase) in inventories.............................    38,635    (26,473)     3,524
 Decrease (increase) in prepaid expenses........................    29,879    (37,386)     3,491
 Increase (decrease) in accounts payable and accrued liabilities   (23,616)    16,457      9,695
                                                                 ---------  ---------  ---------
       Net cash provided by operations..........................    85,076     93,912    204,629
                                                                 ---------  ---------  ---------
CASH FLOWS FROM INVESTING
 Increase in restricted cash....................................   (98,200)        --         --
 Decrease (increase) in short-term investments..................   (30,500)       150         --
 Additions to investments.......................................    (4,784)    (4,493)   (51,720)
 Reductions in investments......................................     2,356      1,350     57,492
 Collection of note receivable..................................        --         --     50,000
 Funding of qualified pension plans.............................    (1,465)        (6)       (10)
 Additions to plant and equipment, and to land other than
   timberlands..................................................   (37,302)  (157,243)  (237,671)
 Additions to timber, timberlands and related logging facilities   (13,616)    (9,179)    (9,980)
 Disposition of plant and properties............................    10,395      1,877      3,046
                                                                 ---------  ---------  ---------
       Net cash used for investing..............................  (173,116)  (167,544)  (188,843)
                                                                 ---------  ---------  ---------
CASH FLOWS FROM FINANCING
 Change in book overdrafts......................................    (2,366)       415     (2,075)
 Increase (decrease) in notes payable...........................  (188,943)    67,479     46,525
 Proceeds from long-term debt...................................   450,000    100,000     99,935
 Repayment of long-term debt....................................  (101,749)   (10,247)  (109,948)
 Long-term debt issuance fees...................................   (15,553)        --         --
 Issuance of treasury stock.....................................     5,627        861      1,250
 Purchase of treasury stock.....................................   (10,453)   (25,892)        --
 Dividends on common stock......................................   (33,108)   (49,698)   (50,362)
 Other, net.....................................................   (19,300)    (9,165)    (1,230)
                                                                 ---------  ---------  ---------
       Net cash provided by (used for) financing................    84,155     73,753    (15,905)
                                                                 ---------  ---------  ---------
 Increase (decrease) in cash....................................    (3,885)       121       (119)
 Balance at beginning of year...................................    11,652     11,531     11,650
                                                                 ---------  ---------  ---------
 Balance at end of year......................................... $   7,767  $  11,652  $  11,531
                                                                 =========  =========  =========

   Net interest paid (net of amounts capitalized) in 2001, 2000 and 1999 was $65.3 million, $59.3 million and $43.9 million, respectively. Net income tax payments (refunds) in 2001, 2000 and 1999 were $(.1) million, $.2 million and $4.5 million, respectively.

    The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF STOCKHOLDERS' EQUITY
               (Dollars in thousands--except per-share amounts)

                                               Common Stock Issued                         Treasury Stock
                                               -------------------                      -------------------
                                                                   Additional                                    Total
                                                                    Paid-In   Retained                       Stockholders'
                                                 Shares    Amount   Capital   Earnings   Shares     Amount      Equity
                                               ----------  ------- ---------- --------  ---------  --------  -------------
Balance, December 31, 1998.................... 32,721,980  $32,722  $128,025  $866,024  3,803,293  $ 95,865    $930,906
   Exercise of stock options and stock awards.         --       --       653        --    (53,545)   (1,250)      1,903
   Put options................................         --       --        --        --         --     3,443      (3,443)
   Premium on issuance of put options.........         --       --        --        --         --    (1,088)      1,088
   Net earnings...............................         --       --        --    40,947         --        --      40,947
   Common dividends, $1.74 per share..........         --       --        --   (50,362)        --        --     (50,362)
                                               ----------  -------  --------  --------  ---------  --------    --------
Balance, December 31, 1999.................... 32,721,980  $32,722  $128,678  $856,609  3,749,748  $ 96,970    $921,039
   Exercise of stock options and stock awards.         --       --       306        --    (35,102)     (861)      1,167
   Shares purchased at cost...................         --       --        --        --    660,900    22,253     (22,253)
   Put options................................         --       --        --        --         --     4,240      (4,240)
   Premium on issuance of put options.........         --       --        --        --         --      (435)        435
   Net loss...................................         --       --        --   (33,214)        --        --     (33,214)
   Common dividends, $1.74 per share..........         --       --        --   (49,698)        --        --     (49,698)
                                               ----------  -------  --------  --------  ---------  --------    --------
Balance, December 31, 2000.................... 32,721,980  $32,722  $128,984  $773,697  4,375,546  $122,167    $813,236
   Exercise of stock options and stock awards.         --       --         5        --       (750)      (19)         24
   Shares purchased at cost*..................         --       --        --        --    250,000        --          --
   Issuance of treasury stock.................         --       --       989        --   (214,268)   (5,608)      6,597
   Net loss...................................         --       --        --   (79,445)        --        --     (79,445)
   Common dividends, $1.17 per share..........         --       --        --   (33,108)        --        --     (33,108)
                                               ----------  -------  --------  --------  ---------  --------    --------
Balance, December 31, 2001.................... 32,721,980  $32,722  $129,978  $661,144  4,410,528  $116,540    $707,304
                                               ==========  =======  ========  ========  =========  ========    ========

--------
* Represents shares purchased pursuant to previously issued put option contracts. The cost of the shares ($10,453) was recorded in treasury stock at the time the put option contract was issued.

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

   Potlatch Corporation is an integrated forest products company with substantial timber resources. We are engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products, printing papers and pulp and paper products. Our timberlands and all of our manufacturing facilities are located within the continental United States. The primary market for our products is the United States, although we sell a significant amount of paperboard to countries in the Pacific Rim.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Inventories

   Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber, plywood, particleboard and chips. The average cost method is used to determine cost of all other inventories.

Earnings (Loss) Per Common Share

   Earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:


                                                2001       2000       1999
                                             ---------- ---------- ----------
   Basic average common shares outstanding.. 28,281,785 28,522,659 28,946,900
   Incremental shares due to:
      Common stock options..................         --         --     18,971
      Put options...........................         --         --      1,291
                                             ---------- ---------- ----------
   Diluted average common shares outstanding 28,281,785 28,522,659 28,967,162
                                             ========== ========== ==========

   Incremental shares due to common stock options of 2,162 and put options of 34,147 for the year ended December 31, 2001, and common stock options of 4,209 and put options of 40,039 for the year ended December 31, 2000, were not included in the diluted average common shares outstanding total for 2001 and 2000 due to their antidilutive effect as a result of our net losses for those years. Stock options to purchase 2,508,375, 2,025,050 and 1,949,725 shares of common stock for 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

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

   Expenditures for reforestation include all costs related to stand establishment, such as site preparation, costs of seeds or seedlings, and tree planting. All reforestation expenditures representing direct costs incurred for stand establishment are capitalized in reproduction accounts until the timber reaches maturity. Costs are then depleted when harvesting activities begin. Expenditures for forest management, which consist of regularly recurring items necessary to the ownership and administration of our timber and timberlands, are accounted for as current operating expenses.

   Logging roads and related facilities on land not owned by us are amortized as the related timber is removed. Logging roads and related facilities on our land are presumed to become a part of our road system unless it is known at the time of construction that the road will be abandoned. Therefore, the base cost of the road, such as the clearing, grading, and ditching, is not amortized and remains a capitalized item until abandonment or other disposition, while other portions of the initial cost, such as bridges, culverts and gravel surfacing are depreciated over their useful lives, which range from 10 to 20 years. When it is known at the time of construction or purchase that a road will be abandoned after a given event has occurred, the total cost is amortized in the same manner as for roads on non-owned land.

   Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements and replacements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation or amortization are removed from the accounts. Any gains or losses are included in earnings.

Long-Lived Assets

   We account for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of." The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

   The provision for taxes on income is based on earnings or loss reported in the financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported earnings and taxable income using current tax laws and rates.

Environment

   As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities are established in accordance with Statement of Financial Accounting Standards No. 5. We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier's agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. Currently, we are not aware of any material environmental liabilities and have not accrued for any specific environmental remediation costs.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards: SFAS No. 141, "Business Combinations," which became effective July 1, 2001; SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002; and SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. We believe the adoption of these Statements, when applicable, will not have a material adverse effect on our financial condition or results of operations.

              Potlatch Corporation and Consolidated Subsidiaries

                  Notes to Consolidated Financial Statements

Note 1.  Restricted Cash

   In June 2001, under the terms of our new bank credit facility, we placed $96.6 million of the proceeds from borrowings under the credit facility into an interest-bearing escrow account. The escrow account's use is restricted to the repayment of our $100 million 6.25% debentures, which mature on March 15, 2002.

Note 2.  Inventories

                                                      2001        2000
                                                    --------    --------
                                                   (Dollars in thousands)
       Logs, pulpwood, chips and sawdust.......... $ 19,697    $ 22,108
       Lumber and other manufactured wood products   12,903      14,800
       Pulp, paper and converted paper products...   94,432     125,914
       Materials and supplies.....................   57,539      60,384
                                                    --------    --------
                                                   $184,571    $223,206
                                                    ========    ========
       Valued at lower of cost or market:
          Last-in, first-out basis................ $ 30,037    $ 34,503
          Average cost basis......................  154,534     188,703
                                                    --------    --------
                                                   $184,571    $223,206
                                                    ========    ========

   If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $30.0 million higher at December 31, 2001, and $23.6 million higher at December 31, 2000.

Note 3.  Plant and Equipment

                                            2001        2000
                                         ----------  ----------
                                         (Dollars in thousands)
                Land improvements....... $   72,475  $   60,912
                Buildings and structures    469,886     451,398
                Machinery and equipment.  2,493,889   2,412,848
                Other...................    103,656     107,179
                Construction in progress     34,530     214,247
                                         ----------  ----------
                                         $3,174,436  $3,246,584
                                         ==========  ==========

   Depreciation charged against income amounted to $139.5 million in 2001 ($136.5 million in 2000 and $126.7 million in 1999).

   Authorized but unexpended appropriations for capital projects totaled $46.4 million at December 31, 2001, all of which is budgeted to be expended in 2002. Historically, we have spent less on capital expenditures than the annual amount budgeted. However, due to the lower level of planned capital expenditures in 2002, we believe it is likely we will spend close to the budgeted amount. The reduction in planned spending reflects our recently completed long-term modernization program.

Note 4.  Timber, Timberlands and Related Logging Facilities

                                                      2001        2000
                                                    --------    --------
                                                   (Dollars in thousands)
      Timber and timberlands...................... $348,287    $286,293
      Related logging facilities..................   47,381      46,956
                                                    --------    --------
                                                   $395,668    $333,249
                                                    ========    ========

   The cost of timber harvested from company-owned lands amounted to $8.9 million in 2001 ($8.3 million in 2000 and $8.8 million in 1999). The cost of permit timber harvested from non-company owned lands amounted to $14.8 million in 2001 ($14.3 million in 2000 and $12.5 million in 1999). Amortization of logging roads and related facilities amounted to $2.4 million in 2001 ($2.1 million in 2000 and $1.7 million in 1999).

Note 5.  Other Assets

                                                      2001        2000
                                                    --------    -------
                                                   (Dollars in thousands)
      Pension assets.............................. $ 81,092    $66,151
      Other.......................................   27,128     12,788
                                                    --------    -------
                                                   $108,220    $78,939
                                                    ========    =======

Note 6.  Taxes on Income

   The provision (benefit) for taxes on income is comprised of the following:

                                                   2001      2000     1999
                                                 --------  --------  -------
                                                   (Dollars in thousands)
    Current..................................... $    438  $  1,517  $ 3,763
    Deferred....................................  (51,231)  (22,752)  21,334
                                                 --------  --------  -------
    Provision (benefit) for taxes on income..... $(50,793) $(21,235) $25,097
                                                 ========  ========  =======

   The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

                                                  2001      2000     1999
                                                --------  --------  -------
                                                   (Dollars in thousands)
   Computed "expected" tax expense (benefit)... $(45,583) $(19,057) $23,115
   State and local taxes, net of federal income
     tax benefits..............................   (5,079)   (2,123)   2,492
   Foreign sales corporation...................     (320)     (548)    (685)
   All other items.............................      189       493      175
                                                --------  --------  -------
   Provision (benefit) for taxes on income..... $(50,793) $(21,235) $25,097
                                                ========  ========  =======
   Effective tax rate..........................     39.0%     39.0%    38.0%
                                                ========  ========  =======

   The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

                                                             2001       2000
                                                          ---------   ---------
                                                          (Dollars in thousands)
Plant and equipment...................................... $(358,766)  $(376,899)
Timber, timberlands and related logging facilities.......   (50,154)    (25,807)
Postretirement benefits..................................    63,522      59,140
Alternative minimum tax..................................    58,235      58,236
Net operating loss carryforward..........................    92,346      33,334
Employee benefits........................................    19,250      21,275
Pensions.................................................   (21,601)    (16,843)
Other, net...............................................    12,805      11,972
                                                          ---------   ---------
Net deferred tax liability...............................  (184,363)   (235,592)
Current deferred tax assets(1)...........................   (26,247)    (58,369)
                                                          ---------   ---------
Net noncurrent deferred tax liabilities.................. $(210,610)  $(293,961)
                                                          =========   =========

--------
(1) Included in Prepaid expenses in the Balance Sheets.

   As of December 31, 2001 and 2000, we had $236.8 million and $85.5 million, respectively, of net operating loss carryforwards that will expire in 19 to 20 years.

   Our federal income tax returns have been examined and settled for all tax years through 1988. We have filed protective claims for refund associated with settlements reached for the years 1989 through 1992. The years 1993 through 1998 are currently under examination. In the opinion of management, adequate provision had been made at December 31, 2001, for income taxes that might be due as a result of these audits, and any resulting assessments will have no material effect on our consolidated earnings.

Note 7.  Debt

                                                              2001       2000
                                                           ----------  --------
                                                          (Dollars in thousands)
Revenue bonds fixed rate 5.9% to 7.5% due 2001
  through 2026........................................... $  136,774   $137,044
Revenue bonds variable rate due 2007 through 2030........     99,892     99,879
Debentures 6.25% due 2002................................     99,996     99,975
Debentures 6.95% due 2015................................     99,851     99,840
Credit sensitive debentures 9.125% due 2009..............    100,000    100,000
Medium-term notes fixed rate 8.27% to 9.46% due 2002
  through 2022...........................................    164,500    165,000
Commercial paper 7.4% to 8.55%...........................         --    100,000
Term loan variable rate due 2002 through 2005............    199,000         --
Senior subordinated notes 10% due 2011...................    250,000         --
Other notes..............................................        112        136
                                                           ----------  --------
                                                           1,150,125    801,874
Less current installments on long-term debt..............    132,603        325
                                                           ----------  --------
Long-term debt........................................... $1,017,522   $801,549
                                                           ==========  ========

   The interest rate payable on the 9.125 percent credit sensitive debentures is subject to adjustment in accordance with the table below if certain changes in the debt rating of the debentures occur. In March 2001, Moody's adjusted its rating on our senior debt to Baa3 and in June 2001, Standard and Poor's (S&P) adjusted its rating to BBB-. Accordingly, the interest rate applied to the credit sensitive debentures increased from 9.125 percent to 9.425 percent.

                          Ratings
                  ----------------------- -------------------
                  Moody's         S&P     Applicable Rate (%)
                  -------     ----------- -------------------
                  Aaa         AAA                8.825
                  Aa1 - Aa3   AA+ -  AA-         8.925
                  A1 - Baa2   A+ - BBB           9.125
                  Baa3        BBB-               9.425
                  Ba1         BB+               12.500
                  Ba2         BB                13.000
                  Ba3         BB-               13.500
                  B1 or lower B+ or lower       14.000

   The commercial paper was backed by our credit agreement in place at December 31, 2000, enabling us to classify up to $100.0 million of short-term borrowings as long-term debt at December 31, 2000. The remaining balance of commercial paper outstanding at December 31, 2000, totaling $88.9 million, was classified as a portion of current notes payable in the Balance Sheets. At December 31, 2000, the weighted average annual interest rate payable on commercial paper was
7.8 percent. In April 2001, we replaced our commercial paper with borrowings under the long-term portion of our credit agreement.

   In June 2001, we obtained a new credit facility, which provides for aggregate borrowings up to $400.0 million in the form of a four-year term loan in the amount of $200.0 million and a three-year revolving line of credit of up to $200.0 million. Our obligations under the credit facility are secured by approximately 130,000 acres of our timberlands in Arkansas and our accounts receivable and inventory. On December 31, 2001, $199.0 million was outstanding under the four-year term loan and no borrowings were outstanding under the revolving line of credit.

   Also in June 2001, we sold $250.0 million of our 10% senior subordinated notes due 2011 in an institutional private placement. The notes are unsecured and are subordinated to our senior notes and our new credit facility.

   Both the agreement covering our new credit facility and the indenture governing our senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries' ability to create liens, merge or consolidate, dispose of assets, incur indebtedness, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, make capital expenditures or change the nature of our business. The new credit facility also contains financial maintenance covenants. As of December 31, 2001, we obtained a waiver of the fixed charge coverage ratio covenant contained in our bank credit facility. We also obtained an amendment to the fixed charge coverage ratio for the quarters ended March 31, 2002 and June 30, 2002.

   We used the gross proceeds from the sale of the senior subordinated notes and initial borrowings under the new credit facility to repay all outstanding indebtedness under our existing credit facilities, pay transaction costs relating to the new credit facility and notes offering, and fund an interest-bearing escrow account, the use of which is restricted to the repayment of our 6.25% debentures due March 15, 2002.

   In December 2001, we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap has been designated as a fair value hedge and calls for the company to pay a variable interest amount, based on LIBOR rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assume there is no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap is offset by a corresponding decrease or increase in the value of the underlying debt instrument.

   Payments due on long-term debt during each of the five years subsequent to December 31, 2001, are as follows:

                               (Dollars in thousands)
                               ----------------------
                          2002        $132,603
                          2003          17,707
                          2004          98,707
                          2005          98,708
                          2006          42,958

Note 8.  Accounts Payable and Accrued Liabilities

                                                       2001        2000
                                                     --------    --------
                                                    (Dollars in thousands)
     Trade accounts payable........................ $ 47,772    $ 68,707
     Accrued wages, salaries and employee benefits.   57,123      54,460
     Accrued taxes other than taxes on income......   16,324      18,393
     Accrued interest..............................   19,710       8,225
     Accrued taxes on income.......................   15,233      15,124
     Book overdrafts...............................   25,982      28,348
     Accrued restructuring and mill closure charges    1,203      23,007
     Other.........................................   40,502      33,567
                                                     --------    --------
                                                    $223,849    $249,831
                                                     ========    ========

Note 9.  Other Long-Term Obligations

                                                2001        2000
                                              --------    --------
                                             (Dollars in thousands)
             Postretirement benefits........ $162,877    $151,643
             Pension and related liabilities   22,795      21,323
             Other..........................    9,586      11,181
                                              --------    --------
                                             $195,258    $184,147
                                              ========    ========

Note 10.  Put Options

   In December 1999, we implemented a stock repurchase program to repurchase up to 2 million shares of stock. Under the plan purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management, and through our put option program.

   In conjunction with the repurchase program, we issued put options which gave the purchaser the right to sell shares of Potlatch stock to us at prices ranging from $31.50 to $42.73 per share on specific dates in 1999, 2000 and 2001. We account for put options using the treasury stock method of accounting. We received premiums upon issuance of put options of $.4 million in 2000 and $1.1 million in 1999. Activity during 2001 and 2000 is summarized as follows:

                                                    Shares Covered Potential
                                                    by Put Options Obligation
                                                    -------------- ----------
                                                     (Dollars in thousands)
  Balance, December 31, 1999.......................     250,000     $ 10,287
     Sales.........................................     100,000        4,240
     Repurchases...................................    (100,000)      (4,074)
                                                       --------     --------
  Balance, December 31, 2000.......................     250,000       10,453
     Repurchases...................................    (250,000)     (10,453)
                                                       --------     --------
  Balance, December 31, 2001.......................          --     $     --
                                                       ========     ========

   Our potential obligation of $10.5 million at December 31, 2000, was classified as "Put options" in the Balance Sheets and the related offset was recorded in "Common shares in treasury" under Stockholders' equity. At December 31, 2001, we did not have any put options outstanding, and we do not expect to enter into any additional contracts in the foreseeable future.

Note 11.  Disclosures about Fair Value of Financial Instruments

   Estimated fair values of our financial instruments are as follows:

                                                               2001                 2000
                                                       --------------------- -------------------
                                                        Carrying             Carrying
                                                         Amount   Fair Value  Amount  Fair Value
                                                       ---------- ---------- -------- ----------
                                                                (Dollars in thousands)
Cash, restricted cash and short-term investments...... $  136,476 $  136,476 $ 11,661  $ 11,661
Current notes payable.................................         --         --  188,943   188,943
Long-term debt........................................  1,150,125  1,160,243  801,874   816,887
Interest rate swaps...................................      1,294      1,294       --        --
Put options...........................................         --         --   10,453    10,453
                                                       ========== ========== ========  ========

   For short-term investments, current notes payable, interest rate swaps and put options, the carrying amount approximates fair value. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

Note 12.  Retirement, Savings and Other Postretirement Benefit Plans

   Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2001, 2000 and 1999 we made matching 401(k) contributions on behalf of employees of $8.9 million, $9.8 million and $9.1 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

   The change in benefit obligation, change in plan assets, funded status and related balance sheet amounts for company-sponsored benefit plans are as follows:

                                                                     Other Postretirement
                                               Pension Benefit Plans     Benefit Plans
                                               --------------------  --------------------
                                                 2001       2000       2001       2000
                                               --------   ---------  ---------  ---------
                                                         (Dollars in thousands)
Benefit obligation at beginning of year....... $510,763   $ 487,720  $ 172,799  $ 159,671
Service cost..................................   13,178      13,944      3,243      3,360
Interest cost.................................   35,754      34,181     12,942     11,641
Plan amendments...............................      829       8,415     (1,045)    (3,782)
Actuarial losses (gains)......................   (1,475)       (381)    38,018      9,346
Curtailments..................................       --          --      5,372     (1,858)
Special termination benefits..................       --          --        317      5,418
Mergers, sales and closures...................    2,835      (1,216)        --         --
Benefits paid.................................  (34,845)    (31,900)   (12,517)   (10,997)
                                               --------   ---------  ---------  ---------
Benefit obligation at end of year.............  527,039     510,763    219,129    172,799
                                               --------   ---------  ---------  ---------
Fair value of plan assets at beginning of year  666,906     661,310     35,413     43,970
Actual return on plan assets..................  (19,458)     36,310     (3,084)    (2,098)
Employer contribution.........................    2,666       1,186         --         --
Benefits paid.................................  (34,845)    (31,900)   (10,131)    (6,459)
                                               --------   ---------  ---------  ---------
Fair value of plan assets at end of year......  615,269     666,906     22,198     35,413
                                               --------   ---------  ---------  ---------
Funded status.................................   88,230     156,143   (196,931)  (137,386)
Unrecognized prior service cost...............   29,347      31,897     (9,254)    (9,168)
Unrecognized net gain.........................  (53,270)   (137,199)    43,308     (5,089)
Unrecognized net transition asset.............      (75)       (120)        --         --
                                               --------   ---------  ---------  ---------
Prepaid (accrued) benefit cost................ $ 64,232   $  50,721  $(162,877) $(151,643)
                                               ========   =========  =========  =========

   The projected benefit obligation, accumulated benefit obligation and value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $36.9 million, $33.2 million and $18.7 million, respectively, at December 31, 2001, and $17.9 million, $14.1 million and $0 million, respectively, at December 31, 2000.

   Net periodic (benefit) costs were:

                                                                    Other Postretirement
                                       Pension Benefit Plans           Benefit Plans
                                   ----------------------------  -------------------------
                                     2001      2000      1999     2001     2000     1999
                                   --------  --------  --------  -------  -------  -------
                                                    (Dollars in thousands)
Service cost...................... $ 13,178  $ 13,944  $ 13,870  $ 3,243  $ 3,360  $ 3,486
Interest cost.....................   35,754    34,181    31,921   12,942   11,641   10,894
Expected return on plan assets....  (60,453)  (55,553)  (49,334)  (2,847)  (3,691)  (3,621)
Amortization of prior service cost    3,356     3,075     2,477     (833)    (717)    (412)
Recognized actuarial gain.........   (5,378)   (3,586)       (5)      --       --       --
Recognized net initial asset......      (45)     (172)     (374)      --       --       --
Other.............................       --        --        --       --       58       --
                                   --------  --------  --------  -------  -------  -------
Net periodic (benefit) cost....... $(13,588) $ (8,111) $ (1,445) $12,505  $10,651  $10,347
                                   ========  ========  ========  =======  =======  =======

   The pension benefits presented above exclude a cost of $2.7 million in 2001 for an hourly workforce reduction program and $1.9 million in 2000 for a salaried workforce reduction program and a mill closure, which are included in "Restructuring and other charges" in the Statements of Earnings. The postretirement costs presented above exclude $.5 million in 2001 for an hourly workforce reduction program and $3.9 million in 2000 for a salaried workforce reduction program, which are included in "Restructuring and other charges" in the Statements of Earnings.

   Weighted average assumptions as of December 31 were:

                                                                        Other Postretirement
                                                  Pension Benefit Plans    Benefit Plans
                                                  --------------------  -------------------
                                                   2001     2000  1999  2001     2000  1999
                                                  ----      ----  ----  ----     ----  ----
Discount rate.................................... 7.25%     7.25% 7.25% 7.25%    7.25% 7.25%
Expected return on plan assets................... 9.50      9.50  9.50  9.00     9.00  9.00
Rate of salaried compensation increase........... 5.00      5.00  5.00    --       --    --

   The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation is 5.25 percent for 2001. The rate is scheduled for adjustment to 9.00 percent in 2002 and assumed to decrease one percent annually to 6.00 percent in 2005 and remain at that level thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

                                                                 1% Increase 1% Decrease
                                                                 ----------- -----------
                                                                 (Dollars in thousands)
Effect on total of service and interest cost components.........   $ 2,153    $ (1,797)
Effect on postretirement benefit obligation.....................    24,762     (21,036)

   Hourly employees at two of our manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) Pension Fund. We also make contributions to a trust fund established to provide retiree medical benefits for these employees, which is managed by PACE. Company contributions to these plans in 2001, 2000 and 1999 amounted to $6.1 million, $5.2 million and $4.7 million, respectively.

Note 13.  Stock Compensation Plans

   We currently have three fixed stock option plans under which options are issued and outstanding. All of these plans have received shareholder approval. Options are granted with an exercise price equal to market value at the grant date and prior to 1995 may have included a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 2001. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. We were originally authorized to issue up to 1.5 million, 1.7 million and 1.4 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively. At December 31, 2001, no shares were available for future use under the 1989 Stock Incentive Plan, while approximately 8,000 and 826,000 shares were authorized for future use under the 1995 Stock Incentive Plan and the 2000 Stock Incentive Plan, respectively.

   We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock options. Accordingly, no compensation cost has been recognized when options are granted under the plans. Had compensation costs for the plans been determined based on the fair value at the grant dates for option awards under those plans as prescribed by Financial Accounting Standards Board Statement No. 123, our net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                          For the years ended December 31
                                          -------------------------------
                                             2001        2000      1999
                                           --------    --------  -------
                                           (Dollars in thousands--except
                                                per-share amounts)
        Net earnings (loss)
           as reported................... $(79,445)    $(33,214) $40,947
           pro forma.....................  (81,438)     (35,782)  38,459
        Diluted earnings (loss) per share
           as reported................... $  (2.81)    $  (1.16) $  1.41
           pro forma.....................    (2.88)       (1.25)    1.33

   A summary of the status of our stock options as of December 31, 2001, 2000 and 1999 and changes during those years is presented below:

                                         2001                       2000                       1999
                              -------------------------- -------------------------- --------------------------
                                          Weighted Avg.              Weighted Avg.              Weighted Avg.
           Options              Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
           -------            ----------  -------------- ----------  -------------- ----------  --------------
Outstanding at January 1.....  2,664,025      $40.41      2,529,850      $41.97      2,096,600      $41.96
Granted......................    488,275       28.69        469,575       32.06        541,775       41.39
Shares exercised.............       (750)      32.63        (18,900)      29.96        (35,650)      35.76
SARs exercised...............     (4,050)      32.63        (16,400)      30.37        (14,400)      35.72
Canceled or expired..........   (154,500)      38.08       (300,100)      41.65        (58,475)      41.85
                              ----------                 ----------                 ----------
Outstanding at December 31...  2,993,000       38.63      2,664,025       40.41      2,529,850       41.97
Options exercisable..........  2,287,312       41.38      1,984,437       42.29      1,792,425       42.60
Options outstanding which
 include a stock appreciation
 right.......................    120,350                    142,225                    187,875
Shares reserved for future
 grants......................    834,145                  1,248,680                  1,496,355
Fair value of options granted
 during the year............. $    10.02                 $     5.77                 $     9.58

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 2.09, 5.43 and
4.21 percent; stock volatility of .275, .2707 and .2355; risk free rate of return of 5.28, 5.21 and 6.28 percent; and expected term of 10 years for all grants.

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Options Outstanding                Options Exercisable
                         ------------------------------------------- --------------------------
                           Number     Weighted Avg.                    Number
                         Outstanding    Remaining     Weighted Avg.  Exercisable Weighted Avg.
Range of Exercise Prices at 12/31/01 Contractual Life Exercise Price at 12/31/01 Exercise Price
------------------------ ----------- ---------------- -------------- ----------- --------------
    $28.68 to $37.75....  1,446,025     8.1 years         $32.80        740,337      $35.71
    $41.25 to $48.25....  1,546,975     5.1 years          44.09      1,546,975       44.09
                          ---------                                   ---------
    $28.68 to $48.25....  2,993,000     6.6 years          38.63      2,287,312       41.38

Note 14.  Segment Information

   We have divided our operations into four reporting segments: Resource, Wood Products, Printing Papers and Pulp and Paper, based upon similarities in product lines, manufacturing processes, marketing and management of our businesses. The Resource segment manages our timberland base and provides wood fiber to the manufacturing segments. The Wood Products segment produces oriented strand board, lumber, plywood and particleboard. The Printing Papers segment produces coated printing papers and pulp. The Pulp and Paper segment produces paperboard, consumer tissue and pulp.

   The reporting segments follow the same accounting policies used for our consolidated financial statements and described in the summary of significant accounting policies with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment's performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

   Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

                                                  2001        2000        1999
                                               ----------  ----------  ----------
                                                     (Dollars in thousands)
Segment Sales:
   Resource................................... $  405,810  $  352,324  $  337,558
                                               ----------  ----------  ----------
   Wood products:
       Oriented strand board..................    167,182     208,067     246,943
       Lumber.................................    270,424     246,129     271,235
       Plywood................................     41,872      51,550      71,924
       Particleboard..........................     13,453      19,481      20,126
       Other..................................     25,515      27,680      27,416
                                               ----------  ----------  ----------
                                                  518,446     552,907     637,644
                                               ----------  ----------  ----------
   Printing papers:
       Printing papers........................    408,339     449,621     454,734
       Pulp...................................     55,707      53,755          --
                                               ----------  ----------  ----------
                                                  464,046     503,376     454,734
                                               ----------  ----------  ----------
   Pulp and paper:
       Paperboard.............................    420,588     426,537     410,493
       Tissue.................................    317,696     282,625     256,764
       Pulp...................................     13,426      20,906      26,152
                                               ----------  ----------  ----------
                                                  751,710     730,068     693,409
                                               ----------  ----------  ----------
                                                2,140,012   2,138,675   2,123,345
Elimination of intersegment sales.............   (388,016)   (329,905)   (314,957)
                                               ----------  ----------  ----------
          Total consolidated net sales........ $1,751,996  $1,808,770  $1,808,388
                                               ==========  ==========  ==========
Intersegment Sales or Transfers:/(1)/
   Resource................................... $  367,737  $  315,116  $  298,859
   Wood products..............................     17,920      13,311      16,042
   Printing papers............................      2,318       1,428          --
   Pulp and paper.............................         41          50          56
                                               ----------  ----------  ----------
          Total............................... $  388,016  $  329,905  $  314,957
                                               ==========  ==========  ==========

                                                           2001        2000        1999
                                                        ----------  ----------  ----------
                                                              (Dollars in thousands)
Operating Income (Loss):
   Resource............................................ $   55,337  $   61,395  $   68,006
   Wood products.......................................    (27,390)    (18,283)     83,073
   Printing papers.....................................    (36,679)      1,530     (13,816)
   Pulp and paper......................................    (14,473)     12,929      14,786
   Eliminations and adjustments........................      2,058       1,534       1,590
                                                        ----------  ----------  ----------
                                                           (21,147)     59,105     153,639
Corporate Items:
   Administration expense..............................    (35,222)    (25,664)    (38,228)
   Interest expense....................................    (77,853)    (59,438)    (45,442)
   Other, net..........................................      3,984     (28,452)     (3,925)
                                                        ----------  ----------  ----------
   Consolidated earnings (loss) before taxes on income. $ (130,238) $  (54,449) $   66,044
                                                        ==========  ==========  ==========
Depreciation, Amortization and
  Cost of Fee Timber Harvested:
   Resource............................................ $   26,527  $   25,260  $   23,945
   Wood products.......................................     31,306      27,715      28,785
   Printing papers.....................................     53,579      52,388      41,999
   Pulp and paper......................................     53,745      55,383      54,609
                                                        ----------  ----------  ----------
                                                           165,157     160,746     149,338
                                                        ----------  ----------  ----------
   Corporate...........................................      4,231       1,101         915
                                                        ----------  ----------  ----------
          Total........................................ $  169,388  $  161,847  $  150,253
                                                        ==========  ==========  ==========
Assets:
   Resource............................................ $  434,293  $  430,583  $  420,326
   Wood products.......................................    371,405     310,100     291,263
   Printing papers.....................................    757,188     820,132     828,828
   Pulp and paper......................................    663,909     751,980     731,030
                                                        ----------  ----------  ----------
                                                         2,226,795   2,312,795   2,271,447
   Corporate...........................................    260,351     229,650     175,053
                                                        ----------  ----------  ----------
          Total consolidated assets.................... $2,487,146  $2,542,445  $2,446,500
                                                        ==========  ==========  ==========
Capital Expenditures:
   Resource............................................ $   14,132  $   20,499  $   17,356
   Wood products.......................................     15,625      75,259      26,557
   Printing papers.....................................      7,186      21,831     181,944
   Pulp and paper......................................     13,898      48,200      20,850
                                                        ----------  ----------  ----------
                                                            50,841     165,789     246,707
   Corporate...........................................         77         633         944
                                                        ----------  ----------  ----------
          Total........................................ $   50,918  $  166,422  $  247,651
                                                        ==========  ==========  ==========

--------
(1) Intersegment sales for 1999-2001, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales to the Wood Products, Printing Papers and Pulp and Paper segments.

   All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our net sales is summarized as follows:

                                               2001       2000       1999
                                            ---------- ---------- ----------
                                                 (Dollars in thousands)
    United States.......................... $1,655,160 $1,660,546 $1,681,704
    Japan..................................     33,856     52,661     50,741
    Australia..............................      4,378      7,245     14,759
    Canada.................................     12,962     20,870     16,944
    China..................................      9,339     22,594     16,130
    Italy..................................      9,202     14,606     13,087
    Korea..................................     15,075     12,053      5,751
    Other foreign countries................     12,024     18,195      9,272
                                            ---------- ---------- ----------
       Total consolidated net sales........ $1,751,996 $1,808,770 $1,808,388
                                            ========== ========== ==========

Note 15.  Restructuring and Other Charges

   The following is a description of the charges included in the "Restructuring and other charges" line in the Statements of Earnings.

   In March 2001, we recorded a $4.2 million pre-tax charge associated with a workforce reduction program at our pulp, paperboard and consumer products operations in Idaho. In September 2001, an additional $.4 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The program permanently reduced the workforce by 124 hourly production and maintenance positions. As of December 31, 2001, all material costs associated with the program had been incurred.

   In 2000, we recorded a $27.9 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of our salaried production and administrative workforce. In establishing the initial liability, we estimated 261 employees would be terminated. As of December 31, 2001, and 2000, a total of 273 employees had been terminated under the reduction and reorganization program. As of December 31, 2001, $27.0 million had been recorded against the accrued liability associated with the charge. We expect all remaining costs associated with the workforce reduction program to be paid in the first half of 2002.

   In September 2000, we recorded an $18.5 million pre-tax charge for costs associated with the closure of our Jaype, Idaho, plywood mill. The closure was deemed necessary due to a combination of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. The amounts of revenues and operating income or loss attributable to the mill were not material in relation to revenues and operating income of the company as a whole. As of December 31, 2000, five salaried and 200 hourly production and maintenance employees had been terminated due to the closure. As of December 31, 2001, a total of five salaried and 207 hourly production and maintenance employees had been terminated due to the closure. The mill was dismantled in 2001, with equipment and parts used at our other facilities or sold to outside bidders. We will continue to operate a log yard at the site. As of December 31, 2001, $16.5 million had been recorded against the accrued liability associated with the charge, which represents all material costs we expect to incur. Our initial estimate of the cost to close the mill included expected costs for some aspects of maintenance and demolition that were not incurred. As a result, in December 2001, we reversed $1.8 million of the liability and recorded it as income.

   The following table summarizes the components of the accrued liabilities and the amounts applied against them as of December 31, 2001:

                                          Accrued
                                        Compensation  Ancillary
                                        and Employee    Site       Asset
                                         Benefits*   Maintenance Valuation  Total
                                        ------------ ----------- --------- --------
                                                   (Dollars in thousands)
Hourly workforce reduction charge......   $  4,570     $    --    $    --  $  4,570
   Cash payments.......................     (1,275)         --         --    (1,275)
   Noncash allocations.................     (3,217)         --         --    (3,217)
                                          --------     -------    -------  --------
                                                78          --         --        78
                                          --------     -------    -------  --------
Salaried workforce reduction charge....     27,909          --         --    27,909
   Cash payments.......................    (25,000)         --         --   (25,000)
   Noncash allocations.................     (2,009)         --         --    (2,009)
                                          --------     -------    -------  --------
                                               900          --         --       900
                                          --------     -------    -------  --------
Mill closure charge....................      7,825       3,837      6,840    18,502
   Cash payments.......................     (4,358)     (1,965)        --    (6,323)
   Noncash allocations.................     (3,852)         --     (6,281)  (10,133)
   Reversal of initial charge..........        416      (1,678)      (559)   (1,821)
                                          --------     -------    -------  --------
                                                31         194         --       225
                                          --------     -------    -------  --------
                                          $  1,009     $   194    $    --  $  1,203
                                          ========     =======    =======  ========

--------
* Noncash allocation amounts represent costs incurred for postretirement medical and pension benefits.

Note 16.  Other Expense, Net

                                                2001     2000     1999
                                              --------  -------  -------
                                                (Dollars in thousands)
      Interest income........................ $  2,587  $   223  $   393
      Cross border lease.....................       --       --    4,737
      Sale of timber and timberlands.........    3,933    2,212    3,464
      Terminated timber REIT expense.........       --       --   (7,500)
      Beloit Corporation charge..............  (11,116)      --       --
      Other..................................    2,451   (6,295)  (1,601)
                                              --------  -------  -------
                                              $ (2,145) $(3,860) $  (507)
                                              ========  =======  =======

Note 17.  Financial Results by Quarter (Unaudited)


                                                            Three Months Ended
                              -----------------------------------------------------------------------------
                                   March 31            June 30          September 30         December 31
                              ------------------ ------------------  ------------------  ------------------
                                2001      2000     2001      2000      2001      2000     2001*      2000
                              --------  -------- --------  --------  --------  --------  --------  --------
                                             (Dollars in thousands--except per-share amounts)
Net sales.................... $444,047  $474,556 $456,448  $462,523  $456,640  $452,017  $394,861  $419,674
                              --------  -------- --------  --------  --------  --------  --------  --------
Costs and expenses:
  Depreciation, amortization
   and cost of fee timber
   harvested.................   40,872    40,837   41,317    38,829    43,847    41,543    43,352    40,638
  Materials, labor and other
   operating expenses........  405,531   382,359  385,022   365,826   372,962   363,630   341,435   356,501
  Selling, general and
   administrative expenses...   28,666    33,140   29,615    33,132    30,798    27,370    36,069    29,705
  Restructuring and other
   charges...................    4,217        --       --    26,000       353    18,502    (1,820)    1,909
                              --------  -------- --------  --------  --------  --------  --------  --------
                               479,286   456,336  455,954   463,787   447,960   451,045   419,036   428,753
                              --------  -------- --------  --------  --------  --------  --------  --------
    Earnings (loss) from
     operations.............. $(35,239) $ 18,220 $    494  $ (1,264) $  8,680  $    972  $(24,175) $ (9,079)
                              ========  ======== ========  ========  ========  ========  ========  ========
    Net earnings (loss)...... $(31,408) $  2,436 $ (9,789) $ (9,444) $ (6,551) $(10,503) $(31,697) $(15,703)
                              ========  ======== ========  ========  ========  ========  ========  ========
Net earnings (loss) per
 common share:
  Basic...................... $  (1.11) $    .08 $   (.35) $   (.32) $   (.23) $   (.37) $  (1.12) $   (.55)
  Diluted....................    (1.11)      .08     (.35)     (.32)     (.23)     (.37)    (1.12)     (.55)
                              ========  ======== ========  ========  ========  ========  ========  ========

--------
* Includes an $11.1 million pre-tax charge related to Beloit Corporation and a $7.6 million pre-tax charge related to the insolvency of a pulp broker.

Note 18.  Subsidiary Guarantors

   A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of the obligations under our current credit facilities.

   Consolidating statements of earnings for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                      For the year ended December 31, 2001
                                                                -----------------------------------------------
                                                                 Parent     Subsidiary
                                                                 Company    Guarantors Eliminations Consolidated
                                                                ----------  ---------- ------------ ------------
                                                                             (Dollars in thousands)
Net sales...................................................... $1,751,996    $2,167     $(2,167)    $1,751,996
                                                                ----------    ------     -------     ----------
Costs and expenses:
  Depreciation, amortization and cost of fee timber harvested..    169,217       171          --        169,388
  Materials, labor and other operating expenses................  1,506,962       155      (2,167)     1,504,950
  Selling, general and administrative expenses.................    124,559       589          --        125,148
  Restructuring and other charges..............................      2,750        --          --          2,750
                                                                ----------    ------     -------     ----------
                                                                 1,803,488       915      (2,167)     1,802,236
                                                                ----------    ------     -------     ----------
Earnings (loss) from operations................................    (51,492)    1,252          --        (50,240)
Interest expense...............................................    (77,853)       --          --        (77,853)
Other income (expense), net....................................     (2,153)        8          --         (2,145)
                                                                ----------    ------     -------     ----------
Earnings (loss) before taxes on income and equity in net income
 of consolidated subsidiaries..................................   (131,498)    1,260          --       (130,238)
Equity in net income of consolidated subsidiaries..............        769        --        (769)            --
Provision (benefit) for taxes on income........................    (51,284)      491          --        (50,793)
                                                                ----------    ------     -------     ----------
Net earnings (loss)............................................ $  (79,445)   $  769     $  (769)    $  (79,445)
                                                                ==========    ======     =======     ==========

                                                                      For the year ended December 31, 2000
                                                                -----------------------------------------------
                                                                 Parent     Subsidiary
                                                                 Company    Guarantors Eliminations Consolidated
                                                                ----------  ---------- ------------ ------------
                                                                             (Dollars in thousands)
Net sales...................................................... $1,808,770    $1,952     $(1,952)    $1,808,770
                                                                ----------    ------     -------     ----------
Costs and expenses:
  Depreciation, amortization and cost of fee timber harvested..    161,630       217          --        161,847
  Materials, labor and other operating expenses................  1,470,391      (123)     (1,952)     1,468,316
  Selling, general and administrative expenses.................    122,848       499          --        123,347
  Restructuring and other charges..............................     46,411        --          --         46,411
                                                                ----------    ------     -------     ----------
                                                                 1,801,280       593      (1,952)     1,799,921
                                                                ----------    ------     -------     ----------
Earnings from operations.......................................      7,490     1,359          --          8,849
Interest expense...............................................    (59,438)       --          --        (59,438)
Other income (expense), net....................................     (3,861)        1          --         (3,860)
                                                                ----------    ------     -------     ----------
Earnings (loss) before taxes on income and equity in net income
 of consolidated subsidiaries..................................    (55,809)    1,360          --        (54,449)
Equity in net income of consolidated subsidiaries..............        830        --        (830)            --
Provision (benefit) for taxes on income........................    (21,765)      530          --        (21,235)
                                                                ----------    ------     -------     ----------
Net earnings (loss)............................................ $  (33,214)   $  830     $  (830)    $  (33,214)
                                                                ==========    ======     =======     ==========

                                                            For the year ended December 31, 1999
                                                      -----------------------------------------------
                                                       Parent     Subsidiary
                                                       Company    Guarantors Eliminations Consolidated
                                                      ----------  ---------- ------------ ------------
                                                                   (Dollars in thousands)
Net sales............................................ $1,808,388    $1,601     $(1,601)    $1,808,388
                                                      ----------    ------     -------     ----------
Costs and expenses:
 Depreciation, amortization and cost of fee timber
   harvested.........................................    149,989       264          --        150,253
 Materials, labor and other operating expenses.......  1,406,353      (190)     (1,601)     1,404,562
 Selling, general and administrative expenses........    141,091       489          --        141,580
                                                      ----------    ------     -------     ----------
                                                       1,697,433       563      (1,601)     1,696,395
                                                      ----------    ------     -------     ----------
Earnings from operations.............................    110,955     1,038          --        111,993
Interest expense.....................................    (45,442)       --          --        (45,442)
Other income (expense), net..........................       (518)       11          --           (507)
                                                      ----------    ------     -------     ----------
Earnings before taxes on income and equity in net
 income of consolidated subsidiaries.................     64,995     1,049          --         66,044
Equity in net income of consolidated subsidiaries....        650        --        (650)            --
Provision for taxes on income........................     24,698       399          --         25,097
                                                      ----------    ------     -------     ----------
Net earnings (loss).................................. $   40,947    $  650     $  (650)    $   40,947
                                                      ==========    ======     =======     ==========

   Condensed consolidating balance sheets as of December 31, 2001 and 2000 are as follows:

                                                                     December 31, 2001
                                                      -----------------------------------------------
                                                       Parent    Subsidiary
                                                       Company   Guarantors Eliminations Consolidated
                                                      ---------- ---------- ------------ ------------
                                                                  (Dollars in thousands)
Assets
 Current assets:
   Cash.............................................. $    7,414  $    353    $    --     $    7,767
   Restricted cash...................................     98,200        --         --         98,200
   Short-term investments............................     30,509        --         --         30,509
   Receivables, net..................................    158,959       388         --        159,347
   Inventories.......................................    184,264       307         --        184,571
   Prepaid expenses..................................     31,274        --         --         31,274
                                                      ----------  --------    -------     ----------
 Total current assets................................    510,620     1,048         --        511,668
 Land, other than timberlands........................      8,634       408         --          9,042
 Plant and equipment, at cost less accumulated
   depreciation......................................  1,461,115     1,433         --      1,462,548
 Timber, timberlands and related logging facilities..    395,668        --         --        395,668
 Other assets........................................    109,466        --     (1,246)       108,220
                                                      ----------  --------    -------     ----------
                                                      $2,485,503  $  2,889    $(1,246)    $2,487,146
                                                      ==========  ========    =======     ==========

Liabilities and Stockholders' Equity
 Current liabilities:
   Current installments on long-term debt............ $  132,603  $     --    $    --     $  132,603
   Accounts payable and accrued liabilities..........    223,846         3         --        223,849
                                                      ----------  --------    -------     ----------
 Total current liabilities...........................    356,449         3         --        356,452
 Intercompany transfers..............................     29,872   (29,872)        --             --
 Long-term debt......................................  1,017,522        --         --      1,017,522
 Other long-term obligations.........................    195,258        --         --        195,258
 Deferred taxes......................................    210,610        --         --        210,610
 Stockholders' equity................................    675,792    32,758     (1,246)       707,304
                                                      ----------  --------    -------     ----------
                                                      $2,485,503  $  2,889    $(1,246)    $2,487,146
                                                      ==========  ========    =======     ==========

                                                                     December 31, 2000
                                                      -----------------------------------------------
                                                       Parent    Subsidiary
                                                       Company   Guarantors Eliminations Consolidated
                                                      ---------- ---------- ------------ ------------
                                                                  (Dollars in thousands)
Assets
 Current assets:
  Cash............................................... $   10,529  $  1,123    $    --     $   11,652
  Short-term investments.............................          9        --         --              9
  Receivables, net...................................    187,046       863        (90)       187,819
  Inventories........................................    222,963       243         --        223,206
  Prepaid expenses...................................     61,133        20         --         61,153
                                                      ----------  --------    -------     ----------
 Total current assets................................    481,680     2,249        (90)       483,839
 Land, other than timberlands........................      8,636       408         --          9,044
 Plant and equipment, at cost less accumulated
  depreciation.......................................  1,635,777     1,597         --      1,637,374
 Timber, timberlands and related logging facilities..    333,249        --         --        333,249
 Other assets........................................     80,185        --     (1,246)        78,939
                                                      ----------  --------    -------     ----------
                                                      $2,539,527  $  4,254    $(1,336)    $2,542,445
                                                      ==========  ========    =======     ==========
Liabilities and Stockholders' Equity
 Current liabilities:
  Notes payable...................................... $  188,943  $     --    $    --     $  188,943
  Current installments on long-term debt.............        325        --         --            325
  Accounts payable and accrued liabilities...........    249,513       408        (90)       249,831
                                                      ----------  --------    -------     ----------
 Total current liabilities...........................    438,781       408        (90)       439,099
 Intercompany transfers..............................     28,073   (28,073)        --             --
 Long-term debt......................................    801,549        --         --        801,549
 Other long-term obligations.........................    184,147        --         --        184,147
 Deferred taxes......................................    293,961        --         --        293,961
 Put options.........................................     10,453        --         --         10,453
 Stockholders' equity................................    782,563    31,919     (1,246)       813,236
                                                      ----------  --------    -------     ----------
                                                      $2,539,527  $  4,254    $(1,336)    $2,542,445
                                                      ==========  ========    =======     ==========

   Condensed consolidating statements of cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                           For the year ended December 31, 2001
                                                      ----------------------------------------------
                                                       Parent    Subsidiary
                                                       Company   Guarantors Eliminations Consolidated
                                                      ---------  ---------- ------------ ------------
                                                                  (Dollars in thousands)
Cash Flows From Operations
 Net earnings (loss)................................. $ (80,214)  $   769       $ --      $ (79,445)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operations:
  Depreciation, amortization and cost of fee timber
    harvested........................................   169,217       171         --        169,388
  Deferred taxes.....................................   (83,351)       --         --        (83,351)
  Working capital changes............................    73,343        27         --         73,370
  Other, net.........................................     5,114        --         --          5,114
                                                      ---------   -------       ----      ---------
  Net cash provided by operations....................    84,109       967         --         85,076
                                                      ---------   -------       ----      ---------
Cash Flows From Investing
 Increase in restricted cash.........................   (98,200)       --         --        (98,200)
 Increase in short-term investments..................   (30,500)       --         --        (30,500)
 Additions to investments............................    (4,784)       --         --         (4,784)
 Reductions in investments...........................     2,356        --         --          2,356
 Investments and advances from subsidiaries..........     1,729    (1,729)        --             --
 Additions to plant and properties...................   (50,918)       --         --        (50,918)
 Other, net..........................................     8,938        (8)        --          8,930
                                                      ---------   -------       ----      ---------
  Net cash used for investing........................  (171,379)   (1,737)        --       (173,116)
                                                      ---------   -------       ----      ---------
Cash Flows From Financing
 Change in book overdrafts...........................    (2,366)       --         --         (2,366)
 Decrease in notes payable...........................  (188,943)       --         --       (188,943)
 Proceeds from long-term debt........................   450,000        --         --        450,000
 Repayment of long-term debt.........................  (101,749)       --         --       (101,749)
 Long-term debt issuance fees........................   (15,553)       --         --        (15,553)
 Issuance of treasury stock..........................     5,627        --         --          5,627
 Purchase of treasury stock..........................   (10,453)       --         --        (10,453)
 Dividends...........................................   (33,108)       --         --        (33,108)
 Other, net..........................................   (19,300)       --         --        (19,300)
                                                      ---------   -------       ----      ---------
  Net cash provided by financing.....................    84,155        --         --         84,155
                                                      ---------   -------       ----      ---------
Decrease in cash.....................................    (3,115)     (770)        --         (3,885)
Balance at beginning of period.......................    10,529     1,123         --         11,652
                                                      ---------   -------       ----      ---------
Balance at end of period............................. $   7,414   $   353       $ --      $   7,767
                                                      =========   =======       ====      =========

                                                                           For the year ended December 31, 2000
                                                                      ----------------------------------------------
                                                                       Parent    Subsidiary
                                                                       Company   Guarantors Eliminations Consolidated
                                                                      ---------  ---------- ------------ ------------
                                                                                  (Dollars in thousands)
Cash Flows From Operations
 Net earnings (loss)................................................. $ (34,044)   $  830       $ --      $ (33,214)
 Adjustments to reconcile net earnings (loss) to net cash provided by operations:
   Depreciation, amortization and cost of fee timber harvested.......   161,630       217         --        161,847
   Deferred taxes....................................................    18,317        --         --         18,317
   Working capital changes...........................................   (51,003)       94         --        (50,909)
   Other, net........................................................    (2,129)       --         --         (2,129)
                                                                      ---------    ------       ----      ---------
   Net cash provided by operations...................................    92,771     1,141         --         93,912
                                                                      ---------    ------       ----      ---------
Cash Flows From Investing
 Decrease in short-term investments..................................       150        --         --            150
 Additions to investments............................................    (4,493)       --         --         (4,493)
 Reductions in investments...........................................     1,350        --         --          1,350
 Investments and advances from subsidiaries..........................       281      (281)        --             --
 Additions to plant and properties...................................  (166,405)      (17)        --       (166,422)
 Other, net..........................................................     1,871        --         --          1,871
                                                                      ---------    ------       ----      ---------
   Net cash used for investing.......................................  (167,246)     (298)        --       (167,544)
                                                                      ---------    ------       ----      ---------
Cash Flows From Financing
 Change in book overdrafts...........................................       415        --         --            415
 Increase in notes payable...........................................    67,479        --         --         67,479
 Proceeds from long-term debt........................................   100,000        --         --        100,000
 Repayment of long-term debt.........................................   (10,247)       --         --        (10,247)
 Issuance of treasury stock..........................................       861        --         --            861
 Purchase of treasury stock..........................................   (25,892)       --         --        (25,892)
 Dividends...........................................................   (49,698)       --         --        (49,698)
 Other, net..........................................................    (9,165)       --         --         (9,165)
                                                                      ---------    ------       ----      ---------
   Net cash provided by financing....................................    73,753        --         --         73,753
                                                                      ---------    ------       ----      ---------
Increase (decrease) in cash..........................................      (722)      843         --            121
Balance at beginning of period.......................................    11,251       280         --         11,531
                                                                      ---------    ------       ----      ---------
Balance at end of period............................................. $  10,529    $1,123       $ --      $  11,652
                                                                      =========    ======       ====      =========

                                                                      For the year ended December 31, 1999
                                                                 ----------------------------------------------
                                                                  Parent    Subsidiary
                                                                  Company   Guarantors Eliminations Consolidated
                                                                 ---------  ---------- ------------ ------------
                                                                             (Dollars in thousands)
Cash Flows From Operations
 Net earnings................................................... $  40,297   $   650       $ --      $  40,947
 Adjustments to reconcile net earnings to net cash provided by operations:
   Depreciation, amortization and cost of fee timber harvested..   149,989       264         --        150,253
   Deferred taxes...............................................    21,953        --         --         21,953
   Working capital changes......................................    (4,589)     (745)        --         (5,334)
   Other, net...................................................    (3,190)       --         --         (3,190)
                                                                 ---------   -------       ----      ---------
   Net cash provided by operations..............................   204,460       169         --        204,629
                                                                 ---------   -------       ----      ---------
Cash Flows From Investing
 Additions to investments.......................................   (51,720)       --         --        (51,720)
 Reductions in investments......................................    57,492        --         --         57,492
 Collection of note receivable..................................    50,000        --         --         50,000
 Investments and advances from subsidiaries.....................     1,008    (1,008)        --             --
 Additions to plant and properties..............................  (247,539)     (112)        --       (247,651)
 Other, net.....................................................     3,036        --         --          3,036
                                                                 ---------   -------       ----      ---------
   Net cash used for investing..................................  (187,723)   (1,120)        --       (188,843)
                                                                 ---------   -------       ----      ---------
Cash Flows From Financing
 Change in book overdrafts......................................    (2,075)       --         --         (2,075)
 Increase in notes payable......................................    46,525        --         --         46,525
 Proceeds from long-term debt...................................    99,935        --         --         99,935
 Repayment of long-term debt....................................  (109,948)       --         --       (109,948)
 Issuance of treasury stock.....................................     1,250        --         --          1,250
 Dividends......................................................   (50,362)       --         --        (50,362)
 Other, net.....................................................    (1,230)       --         --         (1,230)
                                                                 ---------   -------       ----      ---------
   Net cash used for financing..................................   (15,905)       --         --        (15,905)
                                                                 ---------   -------       ----      ---------
Increase (decrease) in cash.....................................       832      (951)        --           (119)
Balance at beginning of period..................................    10,419     1,231         --         11,650
                                                                 ---------   -------       ----      ---------
Balance at end of period........................................ $  11,251   $   280       $ --      $  11,531
                                                                 =========   =======       ====      =========

Note 19.  Subsequent Event (unaudited)

   On March 18, 2002, we entered into an agreement to sell to a domestic subsidiary of Sappi Limited our Cloquet, Minnesota, pulp and printing paper facilities and related assets for $480 million in cash. We expect the transaction will be completed in the second quarter of 2002, pending regulatory approvals. We will also close our Brainerd, Minnesota, paper mill and exit the coated printing paper business. An after-tax loss of approximately $150 million is anticipated as a result of the sale and the shutdown of the Brainerd facility. The proceeds received will be used primarily to repay a portion of our outstanding debt. The December 31, 2001, carrying amounts of the assets and liabilities expected to be included in the transaction and closure were as follows:

                                                 (Dollars in millions)
                                                 ---------------------
         Assets
         Current assets.........................         $113
         Plant and equipment....................          644
                                                         ----
                                                         $757
                                                         ====
         Liabilities
         Current liabilities....................         $ 32
                                                         ====

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors:

   We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2001 and 2000 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 53. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Portland, Oregon
January 25, 2002, except as to Note 19, which is as of March 18, 2002.

                                                                    Schedule II

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2001, 2000 and 1999
                            (Dollars in thousands)

                                                 Amounts
                                                 charged
                                       Balance  (credited)
                                         at      to costs                Balance
                                      beginning    and                   at end
Description                            of year   expenses  Deductions/1/ of year
-----------                           --------- ---------- ------------  -------
Reserve deducted from related assets:
 Doubtful accounts -
   Accounts receivable
Year ended December 31, 2001.........  $1,012     $9,494     $(8,517)    $1,989
                                       ======     ======     =======     ======
Year ended December 31, 2000.........  $1,786     $   --     $  (774)    $1,012
                                       ======     ======     =======     ======
Year ended December 31, 1999.........  $1,731     $  127     $   (72)    $1,786
                                       ======     ======     =======     ======

--------
/1/  Accounts written off, net of recoveries.

              POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit                                           Document Description
-------                                           --------------------
(3)(a)*        Restated Certificate of Incorporation, restated and filed with the state of Delaware on
               May 1, 1987, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("1997 Form 10-K").
(3)(c)         By-laws, as amended through January 24, 2002.
(4)            See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and
               Exchange Commission, upon request, any instrument with respect to long-term debt.
(4)(a)*        Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual
               Report on Form 10-K for the fiscal year ended December 31, 2000 ("2000 Form 10-K").
(4)(a)(i)*     Officers' Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form
               10-K.
(4)(a)(ii)     Officers' Certificate, dated December 12, 1991.
(4)(b)*        Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes
               due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(10)(a)/1/*    Potlatch Corporation Management Performance Award Plan, as amended effective
               March 1, 1996, filed as Exhibit (10)(a) to the 2000 Form 10-K.
(10)(b)/1/*    Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of December 1, 1999, filed as Exhibit (10)(b) to the Quarterly Report on Form
               10-Q for the quarter ended June 30, 2000.
(10)(c)/1/*    Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, filed as
               Exhibit (10)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31,
               1999 ("1999 Form 10-K").
(10)(c)(i)/1/  Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock
               Incentive Plan together with the Addendum thereto as used for options granted in
               December 2000 and 2001.
(10)(c)(ii)/1/ Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock
               Incentive Plan together with the Addendum thereto as used for options granted in
               December 2000 and 2001.
(10)(d)/1/*    Potlatch Corporation Salaried Employees' Supplemental Benefit Plan (As Amended and
               Restated Effective January 1, 1989), filed as Exhibit (10)(d) to the Annual Report on Form
               10-K for the fiscal year ended December 31, 1998 ("1998 Form 10-K").
(10)(d)(i)/1/* Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as
               Exhibit (10)(d)(i) to the 1998 Form 10-K.
(10)(g)/1/*    Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May
               18, 2000, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(i)/1/*    Compensation of Directors, dated May 18, 1995, filed as Exhibit (10)(i) to the 2000 Form
               10-K.
(10)(j)/2/     Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A.
(10)(k)/2/     Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A.
(10)(k)(i)/2/* Amendment No. 3 to Schedule A to Exhibit (10)(k), filed as Exhibit(10)(k)(i) to the 2000
               Form 10-K.
(10)(l)/1/*    Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated December 2, 1999, filed as Exhibit (10)(l) to the 1999 Form 10-K.

Exhibit                                           Document Description
-------                                           --------------------
(10)(l)(ii)/1/*  Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan
                 together with the Addendum thereto as used for options granted in each December of
                 1990-1997, filed as Exhibit (10)(l)(ii) to the 2000 Form 10-K.
(10)(l)(iii)/1/* Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan
                 together with the Addendum thereto as used for options granted in December, 1998, filed as Exhibit (10)(l)(iii) to the 1998 Form 10-K.
(10)(m)(i)/1/*   Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option
                 Agreements, filed as Exhibit (10)(m)(i) to the 1998 Form 10-K.
(10)(m)(ii)/1/*  Form of Amendment, dated December 29, 1998, to outstanding outside director Stock
                 Option Agreements, filed as Exhibit (10)(m)(ii) to the 1998 Form 10-K.
(10)(n)/1/*      Potlatch Corporation 1995 Stock Incentive Plan adopted December 7, 1995, as amended and restated December 2, 1999, filed as Exhibit (10)(n) to the 1999 Form 10-K.
(10)(n)(i)/1/*   Form of Stock Option Agreement used for employees for the Potlatch Corporation 1995
                 Stock Incentive Plan together with the Addendum thereto as used for options granted in
                 December, 1995 filed as Exhibit (10)(n)(i) to the 2000 Form 10-K.
(10)(n)(ii)/1/   Form of Addendum used in connection with the Stock Option Agreement set forth in
                 Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997.
(10)(n)(iii)/1/  Form of Stock Option Agreement used for outside directors for the Potlatch Corporation
                 1995 Stock Incentive Plan together with the form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each
                 December 1996 and 1997.
(10)(n)(iv)/1/*  Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock
                 Incentive Plan together with the Addendum thereto as used for options granted in
                 December 1998, filed as Exhibit (10)(n)(iv) to the 1998 Form 10-K.
(10)(n)(v)/1/*   Form of outside director Stock Option Agreement for the Potlatch Corporation 1995
                 Stock Incentive Plan together with the Addendum thereto as used for options granted in
                 December 1998, filed as Exhibit (10)(n)(v) to the 1998 Form 10-K.
(10)(n)(vi)/1/*  Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock
                 Incentive Plan together with the Addendum thereto as used for options granted in
                 December 1999, 2000 and 2001, filed as Exhibit (10)(n)(vi) to the 1999 Form 10-K.
(10)(n)(vii)/1/* Form of outside director Stock Option Agreement for the Potlatch Corporation 1995
                 Stock Incentive Plan together with the Addendum thereto as used for options granted in
                 December 1999 and 2000, filed as Exhibit (10)(n)(vii) to the 1999 Form 10-K.
(10)(o)*         Credit Agreement, dated as of June 29, 2001, filed as Exhibit (10)(p) to the Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2001.
(10)(o)(i)       First Amendment to Exhibit (10)(o), dated as of August 27, 2001.
(10)(o)(ii)      Second Amendment to Exhibit (10)(o), dated as of December 19, 2001.
(10)(o)(iii)     Third Amendment to Exhibit (10)(o), dated as of January 24, 2002.
(10)(p)          Severance arrangement with Phillip M. Baker.
(12)             Computation of Ratio of Earnings to Fixed Charges.
(21)             Potlatch Corporation Subsidiaries.
(23)             Consent of Independent Auditors.
(24)             Powers of Attorney.

--------
*  Incorporated by reference.
/1/  Management compensatory plan or arrangement.
/2/  Management contract.