Form 10-Q
period 2002-03-31
POTLATCH CORP
filed 2002-05-15
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission file number 1-5313

POTLATCH CORPORATION
(Exact name of registrant as specified in its charter)

A Delaware Corporation	82-0156045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Riverside Ave., Suite 1100 Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (509) 835-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of common stock outstanding as of March 31, 2002:  28,376,526 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.    Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations
Unaudited (Dollars in thousands—except per-share amounts)

	Three Months Ended March 31
	2002	2001
Net sales	$321,451	$316,251

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	30,735	27,417
Materials, labor and other operating expenses	276,588	297,339
Selling, general and administrative expenses	22,019	20,314
Restructuring charge	—	4,217

	329,342	349,287

Loss from operations	(7,891)	(33,036)

Interest expense	(18,626)	(16,734)
Other income, net	1,592	454

Loss before taxes on income	(24,925)	(49,316)

Provision (benefit) for taxes on income (Note 2)	(9,721)	(19,233)

Loss from continuing operations	(15,204)	(30,083)

Discontinued operations (Note 3):
Loss from discontinued operations, net of tax benefit of $1,520 and $847	(2,378)	(1,325)
Loss on disposal of discontinued operations, net of tax benefit of $95,774	(149,799)	—

Net loss	$(167,381)	$(31,408)

Net loss per common share from continuing operations (Note 4):
Basic	$(.54)	$(1.06)
Diluted	(.54)	(1.06)
Net loss per common share:
Basic	(5.90)	(1.11)
Diluted	(5.90)	(1.11)
Dividends per common share (annual rate)	.60	1.74
Average shares outstanding (in thousands):
Basic	28,353	28,330
Diluted	28,353	28,330

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets
2002 amounts unaudited (Dollars in thousands—except per-share amounts)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash	$9,204	$7,475
Restricted cash (Note 5)	—	98,200
Short-term investments	9	30,509
Receivables, net	160,598	118,632
Inventories (Note 6)	117,860	112,458
Prepaid expenses	29,973	31,274
Assets held for sale (Note 3)	548,576	758,210

Total current assets	866,220	1,156,758
Land, other than timberlands	8,681	8,681
Plant and equipment, at cost less accumulated depreciation	799,059	817,828
Timber, timberlands and related logging facilities	396,662	395,668
Other assets	113,501	108,211

	$2,184,123	$2,487,146

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$15,000	$—
Current installments on long-term debt	32,606	132,603
Accounts payable and accrued liabilities	227,135	189,922
Early maturing long-term debt (Note 3)	198,500	199,000
Liabilities related to assets held for sale (Note 3)	38,350	33,927

Total current liabilities	511,591	555,452
Long-term debt	818,536	818,522
Other long-term obligations	196,739	195,258
Deferred taxes	119,447	210,610
Stockholders’ equity	537,810	707,304

	$2,184,123	$2,487,146

Stockholders’ equity per common share	$18.95	$24.98
Working capital	$354,629	$601,306
Current ratio	1.7:1	2.1:1

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Three Months Ended March 31
	2002	2001
Cash Flows From Continuing Operations
Net loss	$(167,381)	$(31,408)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	2,378	1,325
Loss on disposal of discontinued operations	216,573	—
Depreciation, amortization and cost of fee timber harvested	30,735	27,417
Deferred taxes	(91,162)	3,900
Working capital changes	(3,018)	(31,048)
Other, net	(413)	113

Net cash used for operating activities of continuing operations	(12,288)	(29,701)

Cash Flows From Investing
Decrease in restricted cash	98,200	—
Decrease in short-term investments	30,500	—
Additions to investments	(1,105)	(1,149)
Reductions in investments	385	466
Additions to plant and properties	(4,853)	(12,054)

Net cash provided by (used for) investing activities of continuing operations	123,127	(12,737)

Cash Flows From Financing
Change in book overdrafts	(5,836)	(3,841)
Increase in notes payable	15,000	51,027
Repayment of long-term debt	(100,483)	—
Issuance of treasury stock	1,865	—
Purchase of treasury stock	—	(2,120)
Dividends	(4,252)	(12,332)
Other, net	(10,648)	439

Net cash provided by (used for) financing activities of continuing operations	(104,354)	33,173

Cash from continuing operations	6,485	(9,265)
Cash from discontinued operations	(4,756)	236

Increase (decrease) in cash	1,729	(9,029)
Balance at beginning of period	7,475	10,657

Balance at end of period	$9,204	$1,628

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2002 and 2001 were $19.4 million and $9.3 million, respectively. Net income tax payments for the three months ended March 31, 2002 and 2001 were $.2 million and $0, respectively.

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Financial Statements
Unaudited (Dollars in thousands)

NOTE 1.    GENERAL—The accompanying condensed balance sheets at March 31, 2002, and December 31, 2001, and the statements of operations and the condensed statements of cash flows for the three months ended March 31, 2002 and 2001, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 18, 2002, we announced that we had signed a definitive agreement to sell a majority of the assets of our Printing Papers segment to a domestic subsidiary of Sappi Limited and in conjunction with the sale, we will be exiting the printing papers business. As a result of our announcement, the Printing Papers segment has been classified as “discontinued operations” and “assets held for sale” in the financial statements for the quarter ended March 31, 2002. Year 2001 comparative amounts have been reclassified to conform to the 2002 presentation. Except for an adjustment to the carrying value of the Printing Papers segment assets, made in conjunction with the sale announcement and pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature; there were no other material nonrecurring adjustments.

NOTE 2.    INCOME TAXES—The provision or benefit for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarters ended March 31, 2002 and 2001.

NOTE 3.    DISCONTINUED OPERATIONS—On March 18, 2002, we announced that a definitive agreement had been signed with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets for $480 million in cash. The sale is subject to customary closing conditions, including regulatory approvals, and is expected to be completed in the second quarter of 2002. In conjunction with the sale, we will close our Brainerd, Minnesota, printing papers mill and exit the coated printing papers business. An active search is currently underway to identify potential buyers for the Brainerd facility.

As a result of the pending transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represents estimated costs associated with the write-down of the carrying value of the assets involved in the sale and closure, as well as other costs associated with exiting the coated paper business. The charge and the operating results for the Printing Papers segment for the first quarter of 2002 are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144. Printing Papers segment operating results for the first quarter of 2002 were a loss of $3.9 million, before taxes, compared to a loss of $2.2 million, before taxes, for the quarter ended March 31, 2001. Segment net sales totaled $107.9 million for 2002’s first quarter, compared to $128.4 million for the first quarter of 2001.

Printing Papers segment assets and liabilities are presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of assets and liabilities are as follows:

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash	$498	$292
Receivables, net	46,072	40,715
Inventories	86,604	72,113
Land, other than timberlands	361	361
Plant and equipment, at cost less accumulated depreciation	415,032	644,720
Other assets	9	9

Total assets held for sale	$548,576	$758,210

Liabilities
Accounts payable and accrued liabilities	$38,350	$33,927

Upon consummation of the transaction, the terms of our credit facility require us to repay all outstanding amounts under our four-year term loan and our revolving credit line. Accordingly, amounts outstanding under the four-year term loan at March 31, 2002, and December 31, 2001, totaling $198.5 million and $199.0 million, respectively, have been reclassified to current liabilities.

NOTE 4.    LOSS PER COMMON SHARE—Loss per common share is computed by dividing the net loss and loss from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended March 31
	2002	2001
Basic average common shares outstanding	28,353	28,330
Incremental shares due to common stock options and put options	—	—

Diluted average common shares outstanding	28,353	28,330

Incremental shares due to common stock options and put options were not included in the diluted average common shares outstanding totals due to their antidilutive effect as a result of our net loss for the periods presented. The amounts (in thousands) not included for stock options and put options totaled 15 and 0, respectively, for the three months ended March 31, 2002, and 1 and 59, respectively, for the three months ended March 31, 2001. Stock options to purchase 2,457,625, and 2,035,425 shares of common stock for the three months ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

NOTE 5.    RESTRICTED CASH—In June 2001, we entered into a new credit facility. Under the terms of that financing we placed $96.6 million of the proceeds into an interest-bearing escrow account. The escrow account’s use was restricted to the repayment of our $100 million 6.25% debentures, which occurred on March 15, 2002.

NOTE 6.    INVENTORIES—Inventories at the balance sheet dates consist of:

	March 31, 2002	December 31, 2001
Raw materials	$55,440	$56,094
Work in process	607	456
Finished goods	61,813	55,908

	$117,860	$112,458

NOTE 7.    SEGMENT INFORMATION—

	Three Months
	2002	2001
	(Dollars in thousands)
Segment Sales
Resource	$119,623	$91,287

Wood products
Oriented strand board	46,665	32,326
Lumber	70,779	58,039
Plywood	9,565	10,726
Particleboard	3,176	3,889
Other	5,735	5,754

	135,920	110,734

Pulp and paper
Paperboard	93,962	116,640
Tissue	81,022	83,127
Pulp	3,140	2,830

	178,124	202,597

	433,667	404,618
Elimination of intersegment sales	(112,216)	(88,367)

Total consolidated net sales	$321,451	$316,251

Intersegment sales or transfers
Resource	$108,282	$84,335
Wood products	3,922	4,023
Pulp and paper	12	9

Total	$112,216	$88,367

Operating Income (Loss)
Resource	$10,025	$7,863
Wood products	(1,553)	(20,718)
Pulp and paper	(5,740)	(15,095)
Eliminations and adjustments	338	2,334

	3,070	(25,616)
Corporate	(27,995)	(23,700)

Consolidated loss from continuing operations before taxes on income	$(24,925)	$(49,316)

Certain 2001 balances have been conformed to the 2002 presentation.

NOTE 8.    SUBSIDIARY GUARANTORS—A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of the obligations under our current credit facilities.

Consolidating statements of operations for the three months ended March 31, 2002 and 2001 are as follows (unaudited):

	For the three months ended March 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$321,451	$287	$(287)	$321,451

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	30,715	20	—	30,735
Materials, labor and other operating expenses	276,776	99	(287)	276,588
Selling, general and administrative expenses	21,919	100	—	22,019

	329,410	219	(287)	329,342

Earnings (loss) from continuing operations	(7,959)	68	—	(7,891)
Interest expense	(18,626)	—	—	(18,626)
Other income, net	1,592	—	—	1,592

Earnings (loss) from continuing operations before taxes on income and equity in net income of consolidated subsidiaries	(24,993)	68	—	(24,925)
Equity in net income of consolidated subsidiaries	42	—	(42)	—
Provision (benefit) for taxes on income	(9,747)	26	—	(9,721)

Earnings (loss) from continuing operations	(15,204)	42	(42)	(15,204)

Discontinued operations
Loss from discontinued operations, net of tax benefit	(2,378)	(48)	48	(2,378)
Loss on disposal of discontinued operations, net of tax benefit	(149,799)	—	—	(149,799)

Net loss	$(167,381)	$(6)	$6	$(167,381)

	For the three months ended March 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$316,251	$294	$(294)	$316,251

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	27,394	23	—	27,417
Materials, labor and other operating expenses	297,520	113	(294)	297,339
Selling, general and administrative expenses	20,224	90	—	20,314
Restructuring charge	4,217	—	—	4,217

	349,355	226	(294)	349,287

Earnings (loss) from continuing operations	(33,104)	68	—	(33,036)
Interest expense	(16,734)	—	—	(16,734)
Other income, net	454	—	—	454

Earnings (loss) from continuing operations before taxes on income and equity in net income of consolidated subsidiaries	(49,384)	68	—	(49,316)
Equity in net income of consolidated subsidiaries	42	—	(42)	—
Provision (benefit) for taxes on income	(19,259)	26	—	(19,233)

Earnings (loss) from continuing operations	(30,083)	42	(42)	(30,083)

Discontinued operations
Earnings (loss) from discontinued operations, net of tax benefit	(1,325)	171	(171)	(1,325)

Net earnings (loss)	$(31,408)	$213	$(213)	$(31,408)

Condensed consolidating balance sheets as of March 31, 2002 and December 31, 2001 are as follows (2002 amounts unaudited):

	March 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$9,101	$103	$—	$9,204
Short-term investments	9	—	—	9
Receivables, net	160,422	176	—	160,598
Inventories	117,684	176	—	117,860
Prepaid expenses	29,986	(13)	—	29,973
Assets held for sale	547,295	1,281	—	548,576

Total current assets	864,497	1,723	—	866,220
Land, other than timberlands	8,285	396	—	8,681
Plant and equipment, at cost less accumulated depreciation	798,202	857	—	799,059
Timber, timberlands and related logging facilities	396,662	—	—	396,662
Other assets	114,747	—	(1,246)	113,501

	$2,182,393	$2,976	$(1,246)	$2,184,123

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$15,000	$—	$—	$15,000
Current installments on long-term debt	32,606	—	—	32,606
Accounts payable and accrued liabilities	227,024	111	—	227,135
Early maturing long-term debt	198,500	—	—	198,500
Liabilities related to assets held for sale	38,166	184	—	38,350

Total current liabilities	511,296	295	—	511,591
Intercompany transfers	29,512	(29,512)	—	—
Long-term debt	818,536	—	—	818,536
Other long-term obligations	196,739	—	—	196,739
Deferred taxes	119,447	—	—	119,447
Stockholders’ equity	506,863	32,193	(1,246)	537,810

	$2,182,393	$2,976	$(1,246)	$2,184,123

	December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,391	$84	$—	$7,475
Restricted cash	98,200	—	—	98,200
Short-term investments	30,509	—	—	30,509
Receivables, net	118,509	123	—	118,632
Inventories	112,298	160	—	112,458
Prepaid expenses	31,274	—	—	31,274
Assets held for sale	756,961	1,249	—	758,210

Total current assets	1,155,142	1,616	—	1,156,758
Land, other than timberlands	8,285	396	—	8,681
Plant and equipment, at cost less accumulated depreciation	816,951	877	—	817,828
Timber, timberlands and related logging facilities	395,668	—	—	395,668
Other assets	109,457	—	(1,246)	108,211

	$2,485,503	$2,889	$(1,246)	$2,487,146

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$132,603	$—	$—	$132,603
Accounts payable and accrued liabilities	189,829	93	—	189,922
Early maturing long-term debt	199,000	—	—	199,000
Liabilities related to assets held for sale	34,017	(90)	—	33,927

Total current liabilities	555,449	3	—	555,452
Intercompany transfers	29,872	(29,872)	—	—
Long-term debt	818,522	—	—	818,522
Other long-term obligations	195,258	—	—	195,258
Deferred taxes	210,610	—	—	210,610
Stockholders’ equity	675,792	32,758	(1,246)	707,304

	$2,485,503	$2,889	$(1,246)	$2,487,146

Condensed consolidating statements of cash flows for the three months ended March 31, 2002 and 2001 are as follows (unaudited):

	For the three months ended March 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operations
Net loss	$(167,375)	$(6)	$—	$(167,381)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	2,330	48	—	2,378
Loss on disposal of discontinued operations	216,573	—	—	216,573
Depreciation, amortization and cost of fee timber harvested	30,715	20	—	30,735
Deferred taxes	(91,162)	—	—	(91,162)
Working capital changes	(2,980)	(38)	—	(3,018)
Other, net	(413)	—	—	(413)

Net cash provided by (used for)operating activities of continuing operations	(12,312)	24	—	(12,288)

Cash Flows From Investing
Decrease in restricted cash	98,200	—	—	98,200
Decrease in short-term investments	30,500	—	—	30,500
Additions to investments	(1,105)	—	—	(1,105)
Reductions in investments	385	—	—	385
Investments and advances from subsidiaries	(198)	198	—	—
Additions to plant and properties	(4,853)	—	—	(4,853)

Net cash provided by investing activities of continuing operations	122,929	198	—	123,127

Cash Flows From Financing
Change in book overdrafts	(5,836)	—	—	(5,836)
Increase in notes payable	15,000	—	—	15,000
Repayment of long-term debt	(100,483)	—	—	(100,483)
Issuance of treasury stock	1,865	—	—	1,865
Dividends	(4,252)	—	—	(4,252)
Other, net	(10,648)	—	—	(10,648)

Net cash used for financing activities of continuing operations	(104,354)	—	—	(104,354)

Cash from continuing operations	6,263	222	—	6,485
Cash from discontinued operations	(4,553)	(203)	—	(4,756)

Increase in cash	1,710	19	—	1,729
Balance at beginning of period	7,391	84	—	7,475

Balance at end of period	$9,101	$103	$—	$9,204

	For the three months ended March 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operations
Net earnings (loss)	$(31,621)	$213	$—	$(31,408)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss (earnings) from discontinued operations	1,496	(171)	—	1,325
Depreciation, amortization and cost of fee timber harvested	27,394	23	—	27,417
Deferred taxes	3,900	—	—	3,900
Working capital changes	(30,977)	(71)	—	(31,048)
Other, net	113	—	—	113

Net cash used for operating activities of continuing operations	(29,695)	(6)	—	(29,701)

Cash Flows From Investing
Additions to investments	(1,149)	—	—	(1,149)
Reductions in investments	466	—	—	466
Investments and advances from subsidiaries	725	(725)	—	—
Additions to plant and properties	(12,054)	—	—	(12,054)

Net cash used for investing activities of continuing operations	(12,012)	(725)	—	(12,737)

Cash Flows From Financing
Change in book overdrafts	(3,841)	—	—	(3,841)
Increase in notes payable	51,027	—	—	51,027
Purchase of treasury stock	(2,120)	—	—	(2,120)
Dividends	(12,332)	—	—	(12,332)
Other, net	439	—	—	439

Net cash provided by financing activities of continuing operations	33,173	—	—	33,173

Cash from continuing operations	(8,534)	(731)	—	(9,265)
Cash from discontinued operations	(436)	672	—	236

Decrease in cash	(8,970)	(59)	—	(9,029)
Balance at beginning of period	10,526	131	—	10,657

Balance at end of period	$1,556	$72	$—	$1,628

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 18 manufacturing facilities, located primarily in Arkansas, Idaho and Minnesota. Our business is organized into four segments: (i) Resource, which manages our timberlands and supplies wood fiber to our manufacturing segments and third parties; (ii) Wood Products, which manufactures oriented strand board (OSB), plywood, lumber and particleboard, (iii) Pulp and Paper, which manufactures bleached paperboard, consumer tissue and bleached softwood market pulp; and (iv) Printing Papers, which produces primarily high grade coated printing papers and bleached hardwood market pulp.

On March 18, 2002, we announced a definitive agreement to sell our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets to a domestic subsidiary of Sappi Limited for $480 million in cash. The sale is subject to customary closing conditions, including regulatory approvals, and is currently expected to be completed in the second quarter of 2002. In conjunction with the sale, we will close our Brainerd, Minnesota, printing papers mill and exit the coated printing papers business. We are currently seeking buyers for the Brainerd facilities. The sale reflects a strategic realignment to focus in particular on our natural resources, wood products and consumer tissue businesses, which we believe have the greatest potential for growth.

This report contains, in addition to historical information, forward-looking statements. These forward-looking statements are based on management’s best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the closing of our sale of Printing Papers segment assets to a domestic subsidiary of Sappi Limited, our cash flow projections, and those discussed below under “Factors Influencing Our Results of Operations.”

Critical Accounting Policies

Our principal accounting policies are discussed on pages 30-32 of our Form 10-K for the year ended December 31, 2001. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets.    We account for long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 144. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment requires management to estimate future cash flows, which can differ materially from actual future results based upon many factors, including but not limited to changes in economic conditions, environmental requirements, and capital spending.

Restructuring and other charges.    In 2000 and 2001 we recorded charges for the restructuring of our salaried workforce, the closure of a manufacturing plant and the reduction of the hourly workforce at another site. We have also recently announced the sale of a majority of our Printing Papers assets, and the corresponding closure of a printing papers facility. These events require estimates of liabilities for employee benefits, demolition, environmental cleanup and other costs, which could differ from actual costs incurred.

Environmental liabilities.    We record accruals for estimated environmental liabilities in accordance with FASB Statement No. 5. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties and our actual costs could be materially greater or less than the estimated amounts.

Pension and postretirement benefits.    Substantially all of our employees are covered by noncontributory defined benefit pension plans, and certain salaried and hourly employees are covered by company-sponsored defined benefit retiree health care and life insurance plans. The cost of these plans is accounted for in accordance with FASB Statement No. 87 and Statement No. 106. Both statements require assumptions regarding discount rates and asset returns and the postretirement benefits plan requires assumptions regarding medical cost trends. Actual asset returns and medical costs which are more favorable than our assumptions can have the effect of lowering our expense and cash contributions, and conversely, actual results which are less favorable than our assumptions could increase our expense and cash contributions.

Factors Influencing Our Results of Operations

Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as wood fiber expenses and energy costs, changes in the production capacity of our manufacturing operations as a result of major capital spending projects and other factors.

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

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. Our competitors are located throughout the world and variations in exchange rates between the U.S. dollar and other currencies, particularly the Euro, significantly affect our competitive position compared to our international competitors. We believe that the strength of the U.S. dollar relative to the Euro has resulted in significantly increased competition from European companies, particularly in our Printing Papers segment. For this reason and due to recent industry consolidation in this segment of the forest products industry, which makes it increasingly difficult for small producers to compete effectively, we have decided to sell our printing papers assets and exit that portion of our business. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors are currently lower-cost producers in some of the businesses in which we operate, particularly in our pulp-based businesses, and accordingly these competitors may be less adversely affected than we are by price decreases.

Energy has recently become one of our most significant and volatile operating expenses as a result of rapid and substantial price increases that commenced in late 2000 and continued in the first half of 2001, before moderating in the second half of 2001. We use energy to generate steam used in the paper manufacturing process and to operate our other machinery. Our energy expenses were $15.0 million less in the three months ended March 31, 2002, than in the same period of 2001. In periods of high energy prices, market conditions may prevent us from passing these higher costs on to our customers through price increases and accordingly, in the first quarter of 2001 energy costs were a significant factor contributing to our net loss of $31.4 million. We have taken steps to reduce our exposure to the volatile spot market for electricity. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our timberlands provided approximately 53% of the log requirements for our sawmill and plywood manufacturing facilities in 2001 and an average of approximately 62% of those requirements over the past five calendar years. Including the logs used for pulp and OSB, the percentages of our fiber requirements supplied by our timberlands were approximately 28% in 2001 and an average of approximately 37% over the past five calendar years. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels and changes in our manufacturing capacity. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

Finally, changes in our manufacturing capacity primarily as a result of capital spending programs have significantly affected our results of operations in recent periods. In January 2001, we completed a modernization and expansion of our OSB mill in Cook, Minnesota, resulting in an increase in annual production capacity from 250.0 million square feet to 435.0 million square feet. In addition, in September 2000, we closed our plywood mill in Jaype, Idaho, as a result of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. In March 2002, we announced that we are selling a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited and exiting the printing papers business. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results could be harmed if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

A summary of period-to-period changes in items included in the statements of operations is presented on page 22 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales. Also, in discussing our operating results we refer to net sales realizations, which for each product line are calculated by subtracting customer freight from net sales and then dividing the result by the relevant quantities of the product shipped for the period. We believe net sales realizations are helpful in showing trends in the pricing of our products.

As a result of our agreement to sell a majority of our Printing Papers segment assets, that segment has been classified as “discontinued operations” and “assets held for sale” in the financial statements for the quarter ended March 31, 2002. Year 2001 comparative amounts in the financial statements have been reclassified to conform to the 2002 presentation. The discussion below addresses our continuing businesses.

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

Net Sales—Net sales increased 2%, or $5.2 million, from $316.3 million for the three months ended March 31, 2001, to $321.5 million for the same period in 2002. The increase was primarily the result of the increases in net sales for the Wood Products segment of $25.3 million and the Resource segment of $4.4 million, which were substantially offset by a decline of $24.5 million in net sales for the Pulp and Paper segment. Higher net sales realizations and increased shipments of oriented strand board and lumber were responsible for the increase in net sales for the Wood Products segment. Lower net sales realizations for paperboard and pulp and decreased paperboard shipments caused net sales for the Pulp and Paper segment to decline.

Depreciation, amortization and cost of fee timber harvested—For the three months ended March 31, 2002, depreciation, amortization and cost of fee timber harvested expense totaled $30.7 million, an increase of $3.3 million from the prior year period amount of $27.4 million. The increase was largely due to higher depletion and amortization expense. Depletion expense was higher as a result of higher permit timber harvests in Minnesota and our activities at our hybrid poplar plantation in Boardman, Oregon. Amortization expense increased due to our debt refinancing activities in 2001.

Materials, labor and other operating expenses—Materials, labor and other operating expenses decreased 7%, or $20.7 million, from $297.3 million for the three months ended March 31, 2001, to $276.6 million for the three months ended March 31, 2002. A majority of this decrease was due to a decline of $15.0 million in energy costs for the first quarter of 2002 compared to 2001.

Selling, general and administrative expenses—Selling, general and administrative expenses amounted to $22.0 million for the three months ended March 31, 2002, up slightly from $20.3 million for the same period of 2001.

Restructuring charge—In March 2001 we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho.

Interest expense, net of capitalized interest—Interest expense was $18.6 million for the three months ended March 31, 2002, an increase from $16.7 million in the prior year period. The increase reflects our increased debt in the first quarter of 2002 compared to the first quarter of 2001 and a reduction in the amount of interest capitalized for major construction projects.

Other income, net—For the three months ended March 31, 2002, other income was $1.6 million, compared to $.5 million for the 2001 period.

Provision (benefit) for taxes on income—For the three months ended March 31, 2002, we recorded an income tax benefit from continuing operations of $9.7 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the three months ended March 31, 2001, we recorded a tax benefit from continuing operations of $19.2 million, also reflecting a tax rate of 39%.

Net loss from continuing operations—We recorded a net loss from continuing operations of $15.2 million for the three months ended March 31, 2002, compared to a net loss from continuing operations of $30.1 million for the same period in 2001.

Discussion of business segments—The Resource segment reported operating income of $10.0 million for the first three months of 2002, up from $7.9 million earned in the same period of 2001. Segment net sales increased 31% from $91.3 million for the 2001 period to $119.6 million for the 2002 period. The increase in net sales was due to increased wood fiber sales to our other operating segments in Arkansas, Idaho and Minnesota, and to increased sales to third parties in Idaho. Resource segment expenses increased $26.2 million, to $109.6 million in the first quarter of 2002, compared to $83.4 million in the first quarter of 2001. Increased outside fiber purchases and logging costs were largely responsible for the increase in expenses.

The Wood Products segment reported an operating loss of $1.6 million for the first three months of 2002, a substantial improvement compared to the $20.7 million loss in the first three months of 2001. Segment net sales were $135.9 million for the first three months of 2002, 23% higher than the $110.7 million recorded for the 2001 period. Oriented strand board net sales increased $14.3 million, to $46.7 million for the first quarter of 2002 compared to 2001 due to a 31% increase in shipments and 14% higher net sales realizations. Lumber net sales rose to $70.8 million, from $58.0 million in 2001. Lumber shipments increased 13% and net sales realization were 7% higher than in the first quarter of 2001. Segment expenses were slightly higher in the first quarter of 2002, totaling $137.5 million versus $131.5 million in 2001. Wood fiber costs were higher for the first quarter of 2002, largely due to operating the Cook, Minnesota, oriented strand board mill for the full quarter. The mill was shut down for a portion of the first quarter of 2001 to complete a modernization and expansion project.

The Pulp and Paper segment reported an operating loss for the first three months of 2002 of $5.7 million, compared to a loss of $15.1 million for 2001’s first three months. Segment net sales decreased to $178.1 million for the first three months of 2002 from $202.6 million for the 2001 period. The decrease was due largely to lower net sales realizations and decreased shipments for paperboard. Net sales realizations declined 9% and shipments were 11% below first quarter 2001 levels. Segment expenses were also lower for the first quarter of 2002, totaling $183.9 million compared to $217.7 million in the first quarter of 2001. Energy expenses were significantly lower than in the first quarter of 2001 and the decline in paperboard shipments and production also reduced expenses.

The Printing Papers segment, which is classified as a discontinued operation, reported a loss, before taxes, of $3.9 million in 2002’s first quarter compared to a loss, before taxes, of $2.2 million in 2001. Net sales were $107.9 million, 16% lower than net sales of $128.4 million recorded in the first quarter of 2001. The lower net sales were the result of lower printing paper net sales realizations and decreased shipments.

Liquidity and Capital Funding

At March 31, 2002, our financial position included long-term debt of $1.05 billion, including current installments on long-term debt of $32.6 million and early maturing debt due to the sale of Printing Papers assets of $198.5 million. Our ratio of long-term debt (excluding current installments and early maturing debt) to stockholders’ equity was 1.52 to 1 at March 31, 2002, compared to 1.16 to 1 at December 31, 2001. Long-term debt at March 31, 2002 was virtually unchanged from the December 2001 balance. Stockholders’ equity declined $169.5 million, largely due to a net loss of $167.4 million for the first three months of 2002.

We had working capital of $354.6 million at March 31, 2002, a decrease of $246.7 million from December 31, 2001. The decrease was largely due to decreases in restricted cash and short-term investments of $98.2 million and $30.5 million, respectively, and assets held for sale of $209.6 million, combined with an increase in accounts payable and accrued liabilities of $37.2 million. Partially offsetting these amounts were an increase in receivables of $42.0 million and a decrease in current installments on long-term debt of $100.0 million. The restricted cash balance was used to repay current installment debt. The change in assets held for sale is largely due to the non-cash write down taken in conjunction with the announced sale to a domestic subsidiary of Sappi Limited of a majority of our Printing Papers segment assets.

Net cash used for operations for the first three months of 2002 totaled $12.3 million, compared with $29.7 million for the same period in 2001. A smaller loss from continuing operations, before a $4.2 million restructuring charge taken in the first quarter of 2001, was largely responsible for the favorable comparison. The smaller loss largely resulted from a decline in operating expenses, notably energy expenses, which were $15.0 million less in the first quarter of 2002 versus the first quarter of 2001.

For the three months ended March 31, 2002, net cash provided by investing was $123.1 million, compared to cash used for investing of $12.7 million during the three months ended March 31, 2001. We applied the balance in our restricted cash account to the repayment of current installment debt and used $30.5 million of short-term investments for general corporate purposes. Capital spending totaled $4.9 million in the first three months of 2002, compared to $12.1 million for the same period in 2001. Spending in 2002 has been focused on routine general replacement, safety, forest resource and environmental projects.

Net cash used for financing was $104.4 million for the three months ended March 31, 2002, compared to cash provided by financing of $33.2 million during the same period in 2001. As discussed in the previous paragraph, we repaid our $100 million 6.25% debentures during the quarter, largely through the use of our restricted cash. Our dividend payments declined for the first three months of 2002, to $4.3 million from $12.3 million for the same period in 2001, due largely to a dividend rate cut announced on August 10, 2001.

In connection with the sale of our Printing Papers segment assets, we are required to use approximately $198.5 million of the proceeds to repay outstanding balances under the term loan portion of our credit facility along with any outstanding debt issued under our revolving credit line. We expect to use the remaining balance of the proceeds from the sale to repay a portion of our other outstanding debt and for capital expenditures in the ordinary course of business.

Our bank credit facility provides for aggregate borrowing of up to $400.0 million. Our bank credit facility is comprised of a four-year term loan, in the amount of $200.0 million, and a three-year revolving line of credit of up to $200.0 million, including a $110.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by approximately 130,000 acres of our timberlands in Arkansas and our accounts receivable and inventory. As of March 31, 2002, $198.5 million was outstanding under the four-year term loan, $15.0 million was outstanding under the revolving line of credit and approximately $103.0 million of the revolving line of credit was used to support outstanding letters of credit. These letters of credit provide credit enhancement for a portion of our outstanding industrial revenue bonds. We expect to negotiate an amendment to our credit facility following the closing of the sale of the Printing Papers segment assets and the application of the proceeds described above.

We believe that our cash, cash flow from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months and for the foreseeable future. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will remain in compliance with the financial covenants in the credit facilities so that future borrowings thereunder will be available to us. This will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations
(Dollars in thousands)

	Three Months Ended March 31
	2002	2001	Increase (Decrease)
Net sales	$321,451	$316,251	2%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	30,735	27,417	12%
Materials, labor and other operating expenses	276,588	297,339	(7%)
Selling, general and administrative expenses	22,019	20,314	8%
Restructuring charge	—	4,217	*
Loss from operations	(7,891)	(33,036)	(76%)
Interest expense	(18,626)	(16,734)	11%
Other income, net	1,592	454	251%
Provision (benefit) for taxes on income	(9,721)	(19,233)	(49%)
Loss from continuing operations	(15,204)	(30,083)	(49%)
Discontinued operations:
Loss from discontinued operations, net of tax benefit	(2,378)	(1,325)	79%
Loss on disposal of discontinued operations, net of tax benefit	(149,799)	—	*
Net loss	$(167,381)	$(31,408)	433%

*	Not a meaningful figure.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on our financial instruments includes interest rate risk on our outstanding variable rate debt under our revenue bonds and our bank credit facility. As of March 31, 2002, we had approximately $303 million of variable rate debt and credit line debt outstanding. The interest rates applied to these borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt depends upon the amount outstanding during the year and the extent to which interest rates rise or fall. The maturities for debt issued under the credit facility range from June 2002 through June 2005, while the variable rate debt has maturities beginning in 2007 and extending through 2030.

All of our other long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to risk for these financial instruments. However, in December 2001 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap has been designed as a fair value hedge and calls for us to pay a variable interest amount, based on LIBOR rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assume there is no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap is offset by a corresponding decrease or increase in the value of the underlying debt instrument.

PART II

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

The exhibit index is located on page 25 of this Form 10-Q.

Reports on Form 8-K

A current report on Form 8-K was filed on March 18, 2002. Under Item 5, Other Events, we reported that we had signed a definitive agreement for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and associated assets to a subsidiary of Sappi Limited for $480 million in cash. In conjunction with the sale, we will close our remaining printing papers mill in Brainerd, Minnesota, and exit the coated printing papers business.

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
Terry L. Carter Controller (Duly Authorized; Principal Accounting Officer)

Date:  May 15, 2002

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit
PART II

(2)
Asset Purchase Agreement, dated as of March 18, 2002, between Potlatch Corporation, Sappi Limited and Northern Holdings LLC, now known as Sappi Cloquet LLC. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(4)		Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(10	)(o)(iv)	Consent Letter, dated March 19, 2002, whereby lenders consent to the sale of Printing Papers segment assets to a domestic subsidiary of Sappi Limited.