Form 10-Q
period 2002-06-30
POTLATCH CORP
filed 2002-08-12
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of common stock outstanding as of June 30, 2002:  28,464,844 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.    Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations
Unaudited (Dollars in thousands—except per-share amounts)

	Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net sales	$333,178	$335,026	$651,367	$647,898

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	31,157	27,630	61,641	54,872
Materials, labor and other operating expenses	278,119	276,392	551,259	570,213
Selling, general and administrative expenses	20,928	20,848	42,947	41,042
Restructuring charge	—	—	—	4,217

	330,204	324,870	655,847	670,344

Earnings (loss) from operations	2,974	10,156	(4,480)	(22,446)

Interest expense	(15,679)	(18,634)	(34,305)	(35,368)
Other income, net	1,956	2,076	3,548	2,530

Loss before taxes on income	(10,749)	(6,402)	(35,237)	(55,284)

Provision (benefit) for taxes on income (Note 2)	(4,192)	(2,497)	(13,742)	(21,561)

Loss from continuing operations	(6,557)	(3,905)	(21,495)	(33,723)

Discontinued operations (Note 3):
Loss from discontinued operations, (including loss on disposal of $9,397, $0, $254,970 and $0)	(22,182)	(9,646)	(272,090)	(12,252)
Income tax benefit	(8,650)	(3,762)	(106,115)	(4,778)

Net loss	$(20,089)	$(9,789)	$(187,470)	$(41,197)

Net loss per common share from continuing operations (Note 4):
Basic	$(.23)	$(.14)	$(.76)	$(1.19)
Diluted	(.23)	(.14)	(.76)	(1.19)
Net loss per common share:
Basic	(.70)	(.35)	(6.60)	(1.46)
Diluted	(.70)	(.35)	(6.60)	(1.46)
Dividends per common share (annual rate)	.60	1.74	.60	1.74
Average shares outstanding (in thousands):
Basic	28,441	28,254	28,397	28,292
Diluted	28,441	28,254	28,397	28,292

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets
2002 amounts unaudited (Dollars in thousands—except per-share amounts)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash	$6,325	$7,475
Restricted cash (Note 5)	—	98,200
Short-term investments	176,657	30,509
Receivables, net (Note 6)	154,751	118,632
Inventories (Note 7)	104,480	107,713
Prepaid expenses	36,121	31,274
Assets held for sale (Note 3)	28,429	772,033

Total current assets	506,763	1,165,836
Land, other than timberlands	8,667	8,668
Plant and equipment, at cost less accumulated depreciation	774,429	808,763
Timber, timberlands and related logging facilities	394,342	395,668
Other assets	114,084	108,211

	$1,798,285	$2,487,146

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$15,607	$132,603
Accounts payable and accrued liabilities	198,343	189,916
Early maturing long-term debt (Note 3)	—	197,000
Liabilities related to assets held for sale (Note 3)	3,672	33,933

Total current liabilities	217,622	553,452
Long-term debt	758,158	820,522
Other long-term obligations	199,506	195,258
Deferred taxes	106,605	210,610
Stockholders’ equity	516,394	707,304

	$1,798,285	$2,487,146

Stockholders’ equity per common share	$18.14	$24.98
Working capital	$289,141	$612,384
Current ratio	2.3:1	2.1:1

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows
Unaudited (Dollars in thousands)

	Six Months Ended June 30
	2002	2001
Cash Flows From Continuing Operations
Net loss	$(187,470)	$(41,197)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	10,443	7,474
Loss on disposal of discontinued operations	221,223	—
Depreciation, amortization and cost of fee timber harvested	61,641	54,872
Deferred taxes	(104,004)	(18,539)
Working capital changes	(21,734)	(5,361)
Other, net	(2,651)	(729)

Net cash used for operating activities of continuing operations	(22,552)	(3,480)

Cash Flows From Investing
Decrease (increase) in restricted cash	98,200	(96,600)
Increase in short-term investments	(146,157)	(1,916)
Additions to investments	(2,277)	(2,171)
Reductions in investments	970	944
Additions to plant and properties	(13,520)	(24,172)

Net cash used for investing activities of continuing operations	(62,784)	(123,915)

Cash Flows From Financing
Change in book overdrafts	(7,572)	(5,137)
Decrease in notes payable	—	(188,943)
Proceeds from long-term debt	—	450,000
Repayment of long-term debt	(376,360)	(100,285)
Long-term debt issuance fees	—	(14,133)
Issuance of treasury stock	4,168	1,669
Purchase of treasury stock	—	(8,349)
Dividends	(8,515)	(24,629)
Other, net	(9,213)	(3,378)

Net cash provided by (used for) financing activities of continuing operations	(397,492)	106,815

Cash from continuing operations	(482,828)	(20,580)
Cash from discontinued operations	481,678	19,321

Decrease in cash	(1,150)	(1,259)
Balance at beginning of period	7,475	10,657

Balance at end of period	$6,325	$9,398

Net interest payments (net of amounts capitalized) for the six months ended June 30, 2002 and 2001 were $40.6 million and $35.4 million, respectively. Net income tax payments (refunds) for the six months ended June 30, 2002 and 2001 were $(16.0) million and $.5 million, respectively.

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
Unaudited (Dollars in thousands)

NOTE 1.    GENERAL – The accompanying condensed balance sheets at June 30, 2002, and December 31, 2001, the statements of operations for the quarter and six months ended June 30, 2002 and 2001, and the condensed statements of cash flows for the six months ended June 30, 2002 and 2001, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 18, 2002, we announced that we had signed a definitive agreement to sell a majority of the assets of our Printing Papers segment to a domestic subsidiary of Sappi Limited, and upon completion of the sale in May 2002, we exited the printing papers business. On June 3, 2002, we announced that we intend to close our hardwood lumber mill in Warren, Arkansas, and exit the hardwood lumber business. As a result, the Printing Papers segment and the hardwood lumber mill operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements for the quarter and six months ended June 30, 2002. Year 2001 comparative amounts have been reclassified to conform to the 2002 presentation. Except for an adjustment to the carrying value of the Printing Papers segment and hardwood lumber mill assets, made in conjunction with the announcements and pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature; there were no other material nonrecurring adjustments.

NOTE 2.    INCOME TAXES – The provision or benefit for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarter and six months ended June 30, 2002 and 2001.

NOTE 3.    DISCONTINUED OPERATIONS – On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets (“Printing Papers segment assets”) for $480 million in cash. The sale was completed in May 2002. In conjunction with the sale, we closed our Brainerd, Minnesota, printing papers mill and exited the coated printing papers business. An active search is currently underway to identify potential buyers for the Brainerd facility.

As a result of the transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represents estimated costs associated with the write-down of the carrying value of the assets involved in the sale and closure, as well as other costs associated with exiting the coated paper business. The charge and year-to-date operating losses of $9.9 million, after-tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

On June 3, 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas, and exit the hardwood lumber business. We recorded an after-tax charge of $5.7 million for estimated asset write-down and closure costs. The charge and year-to date operating losses of $.6 million, after-tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

The assets and liabilities of the Printing Papers segment and the Bradley lumber mill are presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash	$—	$292
Receivables, net	—	40,715
Inventories	10,015	76,858
Land, other than timberlands	121	374
Plant and equipment, net	18,293	653,785
Other assets	—	9

Total assets held for sale	$28,429	$772,033

Liabilities
Accounts payable and accrued liabilities	$3,672	$33,933

Upon consummation of the sale of the Printing Papers segment assets in May, all outstanding amounts under our bank credit facility became due and payable, including the four-year term loan. Accordingly, amounts outstanding under the four-year term loan at December 31, 2001, of which $2.0 million was due within one year and $197.0 million was due in 2003 and later years, are classified as current liabilities.

NOTE 4.    LOSS PER COMMON SHARE – Loss per common share is computed by dividing the net loss and loss from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Basic average common shares outstanding	28,441	28,254	28,397	28,292
Incremental shares due to common stock options and put options	—	—	—	—

Diluted average common shares outstanding	28,441	28,254	28,397	28,292

Incremental shares due to common stock options and put options were not included in the diluted average common shares outstanding totals due to their antidilutive effect as a result of our net loss for the periods presented. The amounts (in thousands) not included for stock options and put options totaled 48 and 0, respectively, for the quarter ended June 30, 2002; 19 and 43, respectively, for the quarter ended June 30, 2001; 29 and 0, respectively, for the six months ended June 30, 2002; and 10 and 51,

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

respectively, for the six months ended June 30, 2001. Stock options to purchase 2,309, 1,967, 2,309 and 1,967 shares (in thousands) of common stock for the quarters ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

NOTE 5.    RESTRICTED CASH – In June 2001, we entered into a new credit facility. Under the terms of that financing we placed $96.6 million of the proceeds into an interest-bearing escrow account. The escrow account’s use was restricted to the repayment of our $100 million 6.25% debentures, which occurred on March 15, 2002.

NOTE 6.    RECEIVABLES, NET – Included in the “Receivables, net” balance at June 30, 2002, and December 31, 2001, is approximately $22.3 million due to settlements reached with the Internal Revenue Service for the years 1989 through 1994. The settlement exceeds the threshold amount that requires review by the Joint Committee on Taxation, which is currently in process.

NOTE 7.    INVENTORIES – Inventories related to continuing operations at the balance sheet dates consist of:

	June 30, 2002	December 31, 2001
Raw materials	$44,458	$55,443
Work in process	663	456
Finished goods	59,359	51,814

	$104,480	$107,713

NOTE 8.    DEBT – Our current bank credit facility contains certain financial maintenance covenants. Although no amounts were outstanding under the credit facility at June 30, 2002, we obtained a waiver of the fixed charge coverage ratio covenant contained in the facility. We expect it may be necessary to obtain an additional waiver of the fixed charge coverage ratio covenant to be in compliance as of September 30, 2002. However, we are currently negotiating amendments to our bank credit facility, including a revision to the fixed charge coverage ratio, to reflect our current financial condition following the closing of the sale of the Printing Papers segment assets.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

NOTE 9.    SEGMENT INFORMATION –

	Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(Dollars in thousands)
Segment Sales
Resource	$88,115	$81,473	$207,738	$172,760

Wood products
Oriented strand board	46,840	48,211	93,505	80,537
Lumber	71,850	74,346	139,283	128,916
Plywood	9,248	11,827	18,813	22,553
Particleboard	4,575	3,813	7,751	7,702
Other	5,644	7,206	11,379	12,960

	138,157	145,403	270,731	252,668

Pulp and paper
Paperboard	98,973	105,153	192,935	221,793
Tissue	81,315	78,889	162,337	162,016
Pulp	4,186	4,665	7,326	7,495

	184,474	188,707	362,598	391,304

	410,746	415,583	841,067	816,732
Elimination of intersegment sales	(77,568)	(80,557)	(189,700)	(168,834)

Total consolidated net sales	$333,178	$335,026	$651,367	$647,898

Intersegment sales or transfers
Resource	$74,234	$75,149	$182,516	$159,484
Wood products	3,327	5,397	7,165	9,330
Pulp and paper	7	11	19	20

Total	$77,568	$80,557	$189,700	$168,834

Operating Income (Loss)
Resource	$12,502	$10,007	$22,527	$17,870
Wood products	853	7,593	(263)	(12,691)
Pulp and paper	5,166	4,711	(574)	(10,384)
Eliminations and adjustments	17	(1,468)	355	866

	18,538	20,843	22,045	(4,339)
Corporate	(29,287)	(27,245)	(57,282)	(50,945)

Consolidated loss from continuing operations before taxes on income	$(10,749)	$(6,402)	$(35,237)	$(55,284)

Certain 2001 balances have been conformed to the 2002 presentation.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

NOTE 10.    SUBSIDIARY GUARANTORS – A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of any obligations under our current bank credit facilities.

Consolidating statements of operations for the quarter and six months ended June 30, 2002 and 2001 are as follows (unaudited):

	For the quarter ended June 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$333,178	$211	$(211)	$333,178

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	31,137	20	—	31,157
Materials, labor and other operating expenses	278,272	58	(211)	278,119
Selling, general and administrative expenses	20,823	105	—	20,928

	330,232	183	(211)	330,204

Earnings (loss) from operations	2,946	28	—	2,974
Interest expense	(15,679)	—	—	(15,679)
Other income (expense), net	1,957	(1)	—	1,956

Earnings before taxes on income and equity in net income of consolidated subsidiaries	(10,776)	27	—	(10,749)
Equity in net income of consolidated subsidiaries	16	—	(16)	—
Provision (benefit) for taxes on income	(4,203)	11	—	(4,192)

Earnings (loss) from continuing operations	(6,557)	16	(16)	(6,557)
Discontinued operations:
Loss from discontinued operations	(22,182)	(4)	4	(22,182)
Income tax benefit	(8,650)	(2)	2	(8,650)

Net earnings (loss)	$(20,089)	$14	$(14)	$(20,089)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	For the quarter ended June 30, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$335,026	$296	$(296)	$335,026

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	27,608	22	—	27,630
Materials, labor and other operating expenses	276,695	(7)	(296)	276,392
Selling, general and administrative expenses	20,750	98	—	20,848

	325,053	113	(296)	324,870

Earnings from operations	9,973	183	—	10,156
Interest expense	(18,634)	—	—	(18,634)
Other income, net	2,076	—	—	2,076

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(6,585)	183	—	(6,402)
Equity in net income of consolidated subsidiaries	111	—	(111)	—
Provision (benefit) for taxes on income	(2,569)	72	—	(2,497)

Earnings (loss) from continuing operations	(3,905)	111	(111)	(3,905)
Discontinued operations:
Earnings (loss) from discontinued operations	(9,646)	168	(168)	(9,646)
Income tax provision (benefit)	(3,762)	65	(65)	(3,762)

Net earnings (loss)	$(9,789)	$214	$(214)	$(9,789)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	For the six months ended June 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$651,367	$498	$(498)	$651,367

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	61,601	40	—	61,641
Materials, labor and other operating expenses	551,600	157	(498)	551,259
Selling, general and administrative expenses	42,742	205	—	42,947

	655,943	402	(498)	655,847

Earnings (loss) from operations	(4,576)	96	—	(4,480)
Interest expense	(34,305)	—	—	(34,305)
Other income (expense), net	3,549	(1)	—	3,548

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(35,332)	95	—	(35,237)
Equity in net income of consolidated subsidiaries	58	—	(58)	—
Provision (benefit) for taxes on income	(13,779)	37	—	(13,742)

Earnings (loss) from continuing operations	(21,495)	58	(58)	(21,495)
Discontinued operations:
Loss from discontinued operations	(272,090)	(82)	82	(272,090)
Income tax benefit	(106,115)	(32)	32	(106,115)

Net earnings (loss)	$(187,470)	$8	$(8)	$(187,470)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	For the six months ended June 30, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$647,898	$590	$(590)	$647,898

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	54,827	45	—	54,872
Materials, labor and other operating expenses	570,697	106	(590)	570,213
Selling, general and administrative expenses	40,854	188	—	41,042
Restructuring charge	4,217	—	—	4,217

	670,595	339	(590)	670,344

Earnings (loss) from operations	(22,697)	251	—	(22,446)
Interest expense	(35,368)	—	—	(35,368)
Other income, net	2,530	—	—	2,530

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(55,535)	251	—	(55,284)
Equity in net income of consolidated subsidiaries	153	—	(153)	—
Provision (benefit) for taxes on income	(21,659)	98	—	(21,561)

Earnings (loss) from continuing operations	(33,723)	153	(153)	(33,723)
Discontinued operations:
Earnings (loss) from discontinued operations	(12,252)	449	(449)	(12,252)
Income tax provision (benefit)	(4,778)	175	(175)	(4,778)

Net earnings (loss)	$(41,197)	$427	$(427)	$(41,197)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

Condensed consolidating balance sheets as of June 30, 2002 and December 31, 2001 are as follows (2002 amounts unaudited):

	June 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$6,258	$67	$—	$6,325
Short-term investments	176,657	—	—	176,657
Receivables, net	154,560	191	—	154,751
Inventories	104,301	179	—	104,480
Prepaid expenses	36,164	(43)	—	36,121
Assets held for sale	28,426	3	—	28,429

Total current assets	506,366	397	—	506,763
Land, other than timberlands	8,271	396	—	8,667
Plant and equipment, at cost less accumulated depreciation	773,592	837	—	774,429
Timber, timberlands and related logging facilities	394,342	—	—	394,342
Other assets	115,330	—	(1,246)	114,084

	$1,797,901	$1,630	$(1,246)	$1,798,285

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$15,607	$—	$—	$15,607
Accounts payable and accrued liabilities	198,247	96	—	198,343
Liabilities related to assets held for sale	3,672	—	—	3,672

Total current liabilities	217,526	96	—	217,622
Intercompany transfers	30,683	(30,683)	—	—
Long-term debt	758,158	—	—	758,158
Other long-term obligations	199,506	—	—	199,506
Deferred taxes	106,605	—	—	106,605
Stockholders’ equity	485,423	32,217	(1,246)	516,394

	$1,797,901	$1,630	$(1,246)	$1,798,285

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,391	$84	$—	$7,475
Restricted cash	98,200	—	—	98,200
Short-term investments	30,509	—	—	30,509
Receivables, net	118,509	123	—	118,632
Inventories	107,553	160	—	107,713
Prepaid expenses	31,274	—	—	31,274
Assets held for sale	770,784	1,249	—	772,033

Total current assets	1,164,220	1,616	—	1,165,836
Land, other than timberlands	8,272	396	—	8,668
Plant and equipment, at cost less accumulated depreciation	807,886	877	—	808,763
Timber, timberlands and related logging facilities	395,668	—	—	395,668
Other assets	109,457	—	(1,246)	108,211

	$2,485,503	$2,889	$(1,246)	$2,487,146

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$132,603	$—	$—	$132,603
Accounts payable and accrued liabilities	189,823	93	—	189,916
Early maturing long-term debt	197,000	—	—	197,000
Liabilities related to assets held for sale	34,023	(90)	—	33,933

Total current liabilities	553,449	3	—	553,452
Intercompany transfers	29,872	(29,872)	—	—
Long-term debt	820,522	—	—	820,522
Other long-term obligations	195,258	—	—	195,258
Deferred taxes	210,610	—	—	210,610
Stockholders’ equity	675,792	32,758	(1,246)	707,304

	$2,485,503	$2,889	$(1,246)	$2,487,146

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

Condensed consolidating statements of cash flows for the six months ended June 30, 2002 and 2001 are as follows (unaudited):

	For the six months ended June 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(187,478)	$8	$—	$(187,470)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	10,393	50	—	10,443
Loss on disposal of discontinued operations	221,223	—	—	221,223
Depreciation, amortization and cost of fee timber harvested	61,601	40	—	61,641
Deferred taxes	(104,004)	—	—	(104,004)
Working capital changes	(21,693)	(41)	—	(21,734)
Other, net	(2,651)	—	—	(2,651)

Net cash provided by (used for) operating activities of continuing operations	(22,609)	57	—	(22,552)

Cash Flows From Investing
Decrease in restricted cash	98,200	—	—	98,200
Increase in short-term investments	(146,157)	—	—	(146,157)
Additions to investments	(2,277)	—	—	(2,277)
Reductions in investments	970	—	—	970
Investments and advances from subsidiaries	341	(341)	—	—
Additions to plant and properties	(13,520)	—	—	(13,520)

Net cash used for investing activities of continuing operations	(62,443)	(341)	—	(62,784)

Cash Flows From Financing
Change in book overdrafts	(7,572)	—	—	(7,572)
Repayment of long-term debt	(376,360)	—	—	(376,360)
Issuance of treasury stock	4,168	—	—	4,168
Dividends	(8,515)	—	—	(8,515)
Other, net	(9,213)	—	—	(9,213)

Net cash used for financing activities of continuing operations	(397,492)	—	—	(397,492)

Cash from continuing operations	(482,544)	(284)	—	(482,828)
Cash from discontinued operations	481,412	266	—	481,678

Decrease in cash	(1,132)	(18)	—	(1,150)
Balance at beginning of period	7,391	84	—	7,475

Balance at end of period	$6,259	$66	$—	$6,325

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	For the six months ended June 30, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(41,624)	$427	$—	$(41,197)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss (earnings) from discontinued operations	7,748	(274)	—	7,474
Depreciation, amortization and cost of fee timber harvested	54,827	45	—	54,872
Deferred taxes	(18,539)	—	—	(18,539)
Working capital changes	(5,385)	24	—	(5,361)
Other, net	(729)	—	—	(729)

Net cash provided by (used for) operating activities of continuing operations	(3,702)	222	—	(3,480)

Cash Flows From Investing
Increase in restricted cash	(96,600)	—	—	(96,600)
Increase in short-term investments	(1,916)	—	—	(1,916)
Additions to investments	(2,171)	—	—	(2,171)
Reductions in investments	944	—	—	944
Investments and advances from subsidiaries	948	(948)	—	—
Additions to plant and properties	(24,172)	—	—	(24,172)

Net cash used for investing activities of continuing operations	(122,967)	(948)	—	(123,915)

Cash Flows From Financing
Change in book overdrafts	(5,137)	—	—	(5,137)
Decrease in notes payable	(188,943)	—	—	(188,943)
Proceeds from long-term debt	450,000	—	—	450,000
Repayment of long-term debt	(100,285)	—	—	(100,285)
Long-term debt issuance fees	(14,133)	—	—	(14,133)
Issuance of treasury stock	1,669	—	—	1,669
Purchase of treasury stock	(8,349)	—	—	(8,349)
Dividends	(24,629)	—	—	(24,629)
Other, net	(3,378)	—	—	(3,378)

Net cash provided by financing activities of continuing operations	106,815	—	—	106,815

Cash from continuing operations	(19,854)	(726)	—	(20,580)
Cash from discontinued operations	18,622	699	—	19,321

Decrease in cash	(1,232)	(27)	—	(1,259)
Balance at beginning of period	10,526	131	—	10,657

Balance at end of period	$9,294	$104	$—	$9,398

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 15 manufacturing facilities, located primarily in Arkansas, Idaho and Minnesota. Our business is organized into three segments: (i) Resource, which manages our timberlands and supplies wood fiber to our manufacturing segments and third parties; (ii) Wood Products, which manufactures oriented strand board (OSB), plywood, lumber and particleboard, and (iii) Pulp and Paper, which manufactures bleached paperboard, consumer tissue and bleached softwood market pulp.

In May 2002, we exited a fourth business segment, Printing Papers, which produced primarily high grade coated printing papers and bleached hardwood market pulp. Our exit from this business was done in conjunction with the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets to a domestic subsidiary of Sappi Limited for $480 million in cash. We closed our Brainerd, Minnesota, printing papers mill at the same time. We are currently seeking buyers for the Brainerd facilities. The sale reflects a strategic realignment to focus in particular on our natural resources, wood products and consumer tissue businesses, which we believe have the greatest potential for growth.

This report contains, in addition to historical information, forward-looking statements. These forward-looking statements are based on management’s best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below under “Factors Influencing Our Results of Operations.”

Critical Accounting Policies

Our principal accounting policies are discussed on pages 30-32 of our Form 10-K for the year ended December 31, 2001. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

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

Restructuring and other charges. In 2000 and 2001 we recorded charges for the restructuring of our salaried workforce, the closure of a manufacturing plant and the reduction of the hourly workforce at another site. We also completed the sale of a majority of our Printing Papers segment assets, and the corresponding closure of a printing papers facility in May 2002. In June 2002 we announced plans to close a hardwood lumber mill in Warren, Arkansas. These events require estimates of liabilities for employee benefits, demolition, environmental clean-up and other costs, which could differ from actual costs incurred.

Environmental liabilities.    We record accruals for estimated environmental liabilities in accordance with FASB Statement No. 5. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties and our actual costs could be materially more or less than the estimated amounts.

Pension and postretirement benefits.    Substantially all of our employees are covered by noncontributory defined benefit pension plans, and certain salaried and hourly employees are covered by company-sponsored defined benefit retiree health care and life insurance plans. The cost of these plans is accounted for in accordance with FASB Statement No. 87 and Statement No. 106. Both statements require assumptions regarding discount rates and asset returns and the postretirement benefits plan requires assumptions regarding medical cost trends. Actual asset returns and medical costs which are more favorable than our assumptions can have the effect of lowering our expense and cash contributions, and conversely, actual results which are less favorable than our assumptions could increase our expense and cash contributions. Due to our recent exit from the coated printing papers business and the resulting reduction in the number of salaried and hourly employees, we believe that our costs should decline in the future for pension and postretirement benefits.

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

Our operating results reflect the general cyclical pattern of the forest products industry. Our wood products are subject to competition from manufacturers in North and South America. In addition, our pulp-based products, other than tissue products, are globally-traded commodity products. Historical prices for our products have been volatile, and we, like other participants in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our pulp and paper products is primarily affected by the state of the global economy, in general, and, in particular, the economies in North America and east Asia.

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. Our competitors are located throughout the world, and variations in exchange rates between the U.S. dollar and other currencies significantly affect our competitive position compared to our international competitors. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors are currently lower-cost producers in some of the businesses in which we operate, particularly in our pulp-based businesses, and accordingly these competitors may be less adversely affected than we are by price decreases.

Energy has become one of our most volatile operating expenses over the past several years. Substantial price increases commenced in late 2000 and continued in the first half of 2001, before moderating in the second half of 2001. In 2002, energy prices have returned to more normal historical levels, which has had a favorable effect on our results compared to the same period of 2001. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore could adversely affect our operating results. We have taken steps to reduce our exposure to the volatile spot market for electricity. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our timberlands provided approximately 53% of the log requirements for our sawmill and plywood manufacturing facilities in 2001 and an average of approximately 62% of those requirements over the past five calendar years. Including the logs used for pulp and OSB, the percentages of our fiber requirements supplied by our timberlands were approximately 28% in 2001 and an average of approximately 37% over the past five calendar years. Adjusted for our exit from the printing papers and hardwood lumber businesses, the percentage of our fiber requirements supplied by our timberlands was approximately 35% in 2001 and an average of approximately 42% over the past five years. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels and changes in our manufacturing capacity. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

Finally, changes in our manufacturing capacity primarily as a result of capital spending programs have significantly affected our results of operations in recent periods. In September 2000, we closed our plywood mill in Jaype, Idaho, as a result of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. In January 2001, we completed a modernization and expansion of our OSB mill in Cook, Minnesota, resulting in an increase in annual production capacity from 250.0 million square feet to 435.0 million square feet. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited and exited the printing papers business. In June 2002, we announced our intention to close a hardwood sawmill in Arkansas and exit the hardwood lumber business. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results could be harmed if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

As noted above, our business is now organized into three reporting segments: Resource; Wood Products; and Pulp and Paper. Sales or transfers between the segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber from both our own timberlands and from outside third parties, intersegment sales represent a significant portion of the Resource segment’s total net sales. Intersegment sales represent a substantially lower percentage of net sales for our other segments.

A summary of period-to-period changes in items included in the statements of operations is presented on page 27 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales. Also, in discussing our operating results we refer to net sales realizations, which for each product line are calculated by subtracting freight from net sales and then dividing the result by the relevant quantities of the product shipped for the period. We believe net sales realizations are helpful in showing trends in the pricing of our products.

As a result of the sale of a majority of our Printing Papers segment assets and our announcement to close the Bradley hardwood sawmill, those operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements for the quarter and six months ended June 30, 2002. Year 2001 comparative amounts in the financial statements have been reclassified to conform to the 2002 presentation. The discussion below addresses our continuing businesses.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Net Sales – Net sales increased less than 1%, from $647.9 million for the six months ended June 30, 2001, to $651.4 million for the same period in 2002. The increase was primarily the result of the increases in net sales for the Wood Products segment of $20.2 million and the Resource segment of $11.9 million, which were substantially offset by a decline of $28.7 million in net sales for the Pulp and Paper segment. Increased shipments of oriented strand board and lumber were responsible for the increase in net sales for the Wood Products segment. An increase in sales to external customers was responsible for the net sales rise in the Resource segment. Lower net sales realizations for paperboard and pulp and decreased paperboard shipments caused net sales for the Pulp and Paper segment to decline.

Depreciation, amortization and cost of fee timber harvested – For the six months ended June 30, 2002, depreciation, amortization and cost of fee timber harvested expense totaled $61.6 million, an increase of $6.7 million from the prior year period total of $54.9 million. The increase was largely due to higher depletion and amortization expense. Depletion expense was $3.2 million higher as a result of increased permit timber harvests in Minnesota and Arkansas and our activities at our hybrid poplar plantation in Boardman, Oregon. Amortization expense increased $3.2 million due to the early repayment of debt in the second quarter of 2002, causing the write-off of related financing costs which are normally amortized over the period the debt is outstanding.

Materials, labor and other operating expenses – Materials, labor and other operating expenses decreased 3%, or $18.9 million, from $570.2 million for the six months ended June 30, 2001, to $551.3 million for the six months ended June 30, 2002. A decline of $23.8 million in energy costs for the first six months of 2002 compared to 2001 was partially offset by higher wood fiber costs.

Selling, general and administrative expenses – Selling, general and administrative expenses amounted to $42.9 million for the six months ended June 30, 2002, up slightly from $41.0 million for the same period of 2001.

Restructuring charge – In March 2001 we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho.

Interest expense, net of capitalized interest – Interest expense was $34.3 million for the six months ended June 30, 2002, a decrease of $1.1 million from the prior year period. The decrease reflects our repayment of $376.4 million of debt during the first six months of 2002, offset partially by a reduction in the amount of interest capitalized for major construction projects in 2002.

Other income, net – For the six months ended June 30, 2002, other income was $3.5 million, compared to $2.5 million for the 2001 period.

Provision (benefit) for taxes on income – For the six months ended June 30, 2002, we recorded an income tax benefit from continuing operations of $13.7 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the six months ended June 30, 2001, we recorded an income tax benefit from continuing operations of $21.6 million, also reflecting a tax rate of 39%.

Loss from continuing operations – We recorded a loss from continuing operations of $21.5 million for the six months ended June 30, 2002, compared to a loss from continuing operations of $33.7 million for the same period in 2001.

Discussion of business segments – The Resource segment reported operating income of $22.5 million for the first six months of 2002, up from $17.9 million earned in the same period of 2001. Segment net sales increased 20% from $172.8 million for the 2001 period to $207.7 million for the 2002 period. The increase in net sales was due to increased wood fiber sales to our other operating segments in Arkansas, Idaho and Minnesota, and to increased sales to third parties in Idaho and Minnesota. Resource segment expenses increased $30.3 million, to $185.2 million for the first six months of 2002, compared to $154.9 million for the first six months of 2001. Increased outside fiber purchases and logging costs were largely responsible for the increase in expenses.

The Wood Products segment reported an operating loss of $.3 million for the first six months of 2002, a substantial improvement compared to the $12.7 million loss in the first six months of 2001. Segment net sales were $270.7 million for the first six months of 2002, 7% higher than the $252.7 million recorded for the 2001 period. Oriented strand board net sales increased $13.0 million, to $93.5 million for the first six months of 2002 compared to 2001 due to an 18% increase in shipments. Lumber net sales rose to $139.3 million, from $128.9 million in 2001. Lumber shipments increased 9%, although net sales realizations were slightly lower than in the first six months of 2001. Segment expenses were slightly higher in the first six months of 2002, totaling $271.0 million versus $265.4 million in 2001. Wood fiber costs were higher for the first six months of 2002, largely due to higher log costs in Arkansas and operating the Cook, Minnesota, oriented strand board mill for the full six months in 2002. The mill was shut down for a portion of the first quarter of 2001 to complete a modernization and expansion project.

The Pulp and Paper segment reported an operating loss for the first six months of 2002 of $.6 million, compared to a loss of $10.4 million for 2001’s first six months. Segment net sales decreased to $362.6 million for the first six months of 2002 from $391.3 million for the 2001 period. The decrease was due largely to lower net sales realizations and decreased shipments for paperboard. Net sales realizations declined 9% and shipments were 5% below first half 2001 levels. Segment expenses were also lower for the first six months of 2002, totaling $363.2 million compared to $401.7 million for the first six months of 2001. Energy expenses were significantly lower than in the first half of 2001 and the decline in paperboard shipments and production also reduced expenses.

Our discontinued operations, which consist of our former Printing Papers segment and our Bradley sawmill in Warren, Arkansas, reported a loss, before taxes, of $17.1 million in 2002’s first six months, compared to a loss, before taxes, of $12.3 million in 2001. The Printing Papers segment operated until mid-May, when a majority of its assets were sold. The Bradley sawmill is scheduled for closure in early August. Additionally, during the first six months of 2002 we recorded losses on the disposal of discontinued operations totaling $255.0 million, before taxes.

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Net Sales – Net sales decreased less than 1%, from $335.0 million for the three months ended June 30, 2001, to $333.2 million for the same period in 2002. An increase in Resource segment net sales of $7.6 million was offset by declines in net sales for the Wood Products segment of $5.2 million and the Pulp and Paper segment of $4.2 million. Resource segment net sales benefited from increased sales to third parties in Idaho and Minnesota. Lower net sales realizations for oriented strand board and lumber were largely responsible for the decrease in net sales for the Wood Products segment. Lower net sales realizations for paperboard caused net sales for the Pulp and Paper segment to decline.

Depreciation, amortization and cost of fee timber harvested – For the three months ended June 30, 2002, depreciation, amortization and cost of fee timber harvested expense totaled $31.2 million, an increase of $3.5 million from the prior year amount of $27.6 million. Higher amortization expense in the second quarter of 2002, due to the accelerated amortization of debt financing costs, resulting from early debt repayments, was responsible for the increase.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased less than 1%, to $278.1 million for the three months ended June 30, 2002, from $276.4 million for the three months ended June 30, 2001. Increases in wood fiber and other production costs were mostly offset by lower energy costs of $6.9 million in the second quarter of 2002 compared to 2001.

Selling, general and administrative expenses – Selling, general and administrative expenses were not materially different between the two quarters, amounting to $20.9 million for the three months ended June 30, 2002, compared to $20.8 million for the same period of 2001.

Interest expense, net of capitalized interest – Interest expense was $15.7 million for the three months ended June 30, 2002, a decrease from $18.6 million in the prior year period. The decrease reflects our payment in the first half of 2002 of approximately $376.4 million in debt, which was outstanding during the second quarter of 2001.

Other income, net – For the three months ended June 30, 2002, other income was $2.0 million, compared to $2.1 million for the 2001 period.

Provision (benefit) for taxes on income – For the three months ended June 30, 2002, we recorded an income tax benefit from continuing operations of $4.2 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the three months ended June 30, 2001, we recorded a tax benefit from continuing operations of $2.5 million, also reflecting a tax rate of 39%.

Loss from continuing operations – We recorded a loss from continuing operations of $6.6 million for the three months ended June 30, 2002, compared to a loss from continuing operations of $3.9 million for the same period in 2001.

Discussion of business segments – The Resource segment reported operating income of $12.5 million for the second quarter of 2002, up from $10.0 million earned in the same period of 2001. Segment net sales increased 8% from $81.5 million for the 2001 period to $88.1 million for the 2002 period. The increase in net sales was due to increased wood fiber sales to our other operating segments in Arkansas, Idaho and Minnesota, and to third parties in Idaho and Minnesota. Resource segment expenses increased $4.1 million, to $75.6 million in the second quarter of 2002, compared to $71.5 million in the second quarter of 2001. Increased outside fiber purchases in Arkansas were largely responsible for the increase in expenses.

The Wood Products segment reported operating income of $.9 million for the second quarter of 2002, substantially below the $7.6 million earned in the second quarter of 2001. Segment net sales were $138.2 million for the second quarter of 2002, 5% lower than the $145.4 million recorded for the 2001 period. Oriented strand board net sales decreased to $46.8 million for the second quarter of 2002, compared to $48.2 million in the 2001 period, due to an 8% decrease in net sales realizations. Increased oriented strand board shipments partially offset the decline in realizations. Lumber net sales were $71.9 million, down from $74.3 million in 2001. Lumber shipments increased 4%. However, net sales realizations were 7% lower than in the second quarter of 2001. Segment expenses were slightly lower in the second quarter of 2002, totaling $137.3 million versus $137.8 million in 2001.

The Pulp and Paper segment reported operating income for the second quarter of 2002 totaling $5.2 million, compared to income of $4.7 million for 2001’s second quarter. Segment net sales decreased to $184.5 million for the second quarter of 2002 from $188.7 million for the 2001 period. The decrease was due largely to decreased net sales for paperboard that were partially offset by slightly increased tissue net sales. Net sales realizations for paperboard declined 10% and for tissue declined 2%. However, increased shipments of 2% for paperboard and 5% for tissue compared to second quarter 2001 levels favorably affected results. Segment expenses were lower for the second quarter of 2002, totaling $179.3 million, compared to $184.0 million in the second quarter of 2001. Energy expenses were approximately $6 million lower than in the second quarter of 2001.

Our discontinued operations incurred a loss of $22.2 million, before taxes, for the second quarter of 2002. The amount reflects a $9.4 million charge for estimated closure costs at the Bradley hardwood sawmill, $.5 million in operating losses for the mill, and $12.3 million in losses related to the winding down of operations in the former Printing Papers segment.

Liquidity and Capital Funding

At June 30, 2002, our financial position included long-term debt of $773.8 million, including current installments on long-term debt of $15.6 million. Our ratio of long-term debt (excluding current installments) to stockholders’ equity was 1.47 to 1 at June 30, 2002, compared to 1.16 to 1 at December 31, 2001. Long-term debt at June 30, 2002 (including current installments and early maturing long-term debt) declined $376.4 million from the December 2001 balance. Our debt declined due to normal payments on maturing debt of $131.0 million and the early repayment of $245.4 million of long-term debt, using a portion of the proceeds from the sale of a majority of the Printing Papers segment assets. We anticipate using the proceeds from the sale to make further reductions in our long-term debt. Stockholders’ equity declined $190.9 million, largely due to a net loss of $187.5 million for the first six months of 2002.

We had working capital of $289.1 million at June 30, 2002, a decrease of $323.2 million from December 31, 2001. The decrease was largely due to a decrease in assets held for sale of $743.6 million, as a result of the sale of Printing Papers segment assets, and a decrease in restricted cash of $98.2 million, used to repay maturing debt. Partially offsetting these amounts were increases in short-term investments of $146.1 million and receivables of $36.1 million, combined with decreases in current installments on long-term debt of $117.0 million, early maturing long-term debt of $197.0 million and liabilities related to assets held for sale of $30.3 million.

Net cash used for operations for the first six months of 2002 totaled $22.6 million, compared with $3.5 million for the same period in 2001. An increase in cash used for working capital items accounts for the unfavorable comparison.

For the six months ended June 30, 2002, net cash used for investing was $62.8 million, compared to cash used for investing of $123.9 million during the six months ended June 30, 2001. In March 2002 we applied the balance in our restricted cash account to the repayment of current installment debt. Short-term investments increased $146.2 million in the first half of 2002 due to proceeds received from the sale of Printing Papers segment assets. Capital spending totaled $13.5 million in the first six months of 2002, compared to $24.2 million for the same period in 2001. Spending in 2002 has been focused on routine general replacement, safety, forest resource and environmental projects.

Net cash used for financing was $397.5 million for the six months ended June 30, 2002, compared to cash provided by financing of $106.8 million during the same period in 2001. The majority of the cash used in the current year was for the repayment of $376.4 million of long-term debt. As discussed above, we used our restricted cash to repay our $100 million 6.25% debentures, and paid other debt using a portion of the proceeds from asset sales. Our dividend payments declined for the first six months of 2002, to $8.5 million from $24.6 million for the same period in 2001, due largely to a dividend rate cut announced on August 10, 2001.

In connection with the sale of our Printing Papers segment assets, we were required under the terms of our bank credit facility to use the proceeds to repay approximately $198.5 million under the term loan portion of the facility, and all outstanding debt under our revolving credit line, totaling $33.2 million. We have also used a portion of the proceeds to repay approximately $46.9 million of additional debt. We expect to use the proceeds from the sale to further reduce our other outstanding debt and for capital expenditures.

Our current bank credit facility is comprised of a three-year revolving line of credit of up to $200.0 million that expires June 28, 2004, including a $110.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by approximately 130,000 acres of our timberlands in Arkansas and our accounts receivable and inventory. As of June 30, 2002, there were no amounts outstanding under the credit facility. Approximately $59.0 million of the revolving line of credit was used to support outstanding letters of credit. Approximately $55.4 million of these letters of credit provide credit enhancement for a portion of our outstanding floating interest rate bonds. As of June 30, 2002, we obtained a waiver of the fixed charge coverage ratio covenant contained in our bank credit facility. We expect it may be necessary to obtain an additional waiver of the fixed charge coverage ratio covenant to be in compliance as of September 30, 2002. However, we are currently negotiating amendments to our bank credit facility, including a revision to the fixed charge coverage ratio, to reflect our current financial condition following the closing of the sale of the Printing Papers segment assets.

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

On July 12, 2002, Standard & Poor’s Ratings Services announced that it had affirmed its ratings on our debt, including our BBB- corporate rating. Standard & Poor’s also announced that it has removed us from CreditWatch, where we had been placed in April 2001. During the quarter Fitch also reaffirmed our BBB- rating, classifying us as stable, and removed us from CreditWatch. Moody’s has yet to act on updating our credit ratings.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations
(Dollars in thousands)

	Quarter Ended June 30			Six Months Ended June 30
	2002	2001	Increase (Decrease)	2002	2001	Increase (Decrease)
Net sales	$333,178	$335,026	(1%)	$651,367	$647,898	1%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	31,157	27,630	13%	61,641	54,872	12%
Materials, labor and other operating expenses	278,119	276,392	1%	551,259	570,213	(3%)
Selling, general and administrative expenses	20,928	20,848	—	42,947	41,042	5%
Restructuring charge	—	—	—	—	4,217	*
Earnings (loss) from operations	2,974	10,156	(71%)	(4,480)	(22,446)	(80%)
Interest expense	(15,679)	(18,634)	(16%)	(34,305)	(35,368)	(3%)
Other income, net	1,956	2,076	(6%)	3,548	2,530	40%
Provision (benefit) for taxes on income	(4,192)	(2,497)	68%	(13,742)	(21,561)	(36%)
Loss from continuing operations	(6,557)	(3,905)	68%	(21,495)	(33,723)	(36%)
Discontinued operations:
Loss from discontinued operations	(22,182)	(9,646)	130%	(272,090)	(12,252)	2,121%
Income tax benefit	(8,650)	(3,762)	130%	(106,115)	(4,778)	2,121%
Net loss	$(20,089)	$(9,789)	105%	$(187,470)	$(41,197)	355%

*	Not a meaningful figure.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on our financial instruments includes interest rate risk on our outstanding variable rate debt under our revenue bonds and our bank credit facility. As of June 30, 2002, we had approximately $54 million of variable rate debt and no credit line debt outstanding. The interest rates applied to these borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt depends upon the amount outstanding during the year and the extent to which interest rates rise or fall. Maturities for the variable rate debt begin in 2007 and extend through 2030.

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

PART II

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 15, 2002, the company’s stockholders voted on four proposals as follows:

Proposal 1

Election of Three Directors

	Votes For	Votes Withheld
Jerome C. Knoll	51,442,431	2,008,408
Toni Rembe	51,451,774	1,999,065
William T. Weyerhaeuser	51,481,864	1,968,975

Proposal 2

Amendment of the Restated Certificate of Incorporation

Shares For	24,393,372
Shares Against	283,678
Shares Withheld	106,850

Proposal 3

Stockholder Proposal Requesting Preparation of Dividend Policy Report

Votes For	6,539,377
Votes Against	39,371,288
Votes Withheld	1,538,763

Proposal 4

Ratification of the Selection of KPMG LLP as Independent Auditor for 2002

Votes For	51,707,072
Votes Against	1,301,742
Votes Withheld	442,025

ITEM 6.    Exhibits and Reports on Form 8-K

Exhibits

The exhibit index is located on page 31 of this Form 10-Q.

Reports on Form 8-K

A current report on Form 8-K was filed on May 24, 2002. Under Item 2, Disposition of Assets, we reported that on May 13, 2002, we completed the sale of our Cloquet, Minnesota, pulp and printing papers facilities and associated assets to Sappi Cloquet LLC (formerly named Northern Holdings LLC), a domestic subsidiary of Sappi Limited. In consideration for the assets, Northern Holdings paid us approximately $480 million in cash and assumed certain liabilities. Under Item 7, Financial Statements and Exhibits, we filed unaudited pro forma condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTLATCH CORPORATION (Registrant)

By:	/S/ GERALD L. ZUEHLKE
Gerald L. Zuehlke Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized; Principal Financial Officer)

By:	/S/ TERRY L. CARTER
Terry L. Carter Controller (Duly Authorized; Principal Accounting Officer)

Date:  August 12, 2002

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit	PART II

(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(10)(o)(v)	Consent and Modification, dated June 12, 2002, amending the definition of Consolidated Net Worth.

(10)(o)(vi)	Fourth Amendment to Credit Agreement and Waiver, dated as of July 16, 2002, waiving the fixed charge coverage ratio covenant for the second quarter of 2002 and various other amendments.