Form 10-Q
period 2002-09-30
POTLATCH CORP
filed 2002-11-13
CIK 79716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of common stock outstanding as of September 30, 2002: 28,513,923 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.    Financial Statements

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF OPERATIONS
Unaudited (Dollars in thousands—except per-share amounts)

	Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net sales	$324,060	$337,903	$975,427	$985,801

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	29,067	30,270	86,795	85,142
Materials, labor and other operating expenses	271,910	269,599	823,169	839,812
Selling, general and administrative expenses	20,814	22,037	63,761	63,079
Restructuring charge	—	353	—	4,570

	321,791	322,259	973,725	992,603

Earnings (loss) from operations	2,269	15,644	1,702	(6,802)

Interest expense	(13,984)	(22,009)	(48,289)	(57,377)
Debt extinguishment costs	(9,256)	—	(15,154)	—
Other income, net	3,950	2,612	9,483	5,142

Loss before taxes on income	(17,021)	(3,753)	(52,258)	(59,037)

Provision (benefit) for taxes on income (Note 2)	(6,639)	(1,464)	(20,381)	(23,025)

Loss from continuing operations	(10,382)	(2,289)	(31,877)	(36,012)

Discontinued operations (Note 3):
Loss from discontinued operations (including loss on disposal of $0, $0, $254,970 and $0)	(3,361)	(6,987)	(275,451)	(19,239)
Income tax benefit	(1,310)	(2,725)	(107,425)	(7,503)

Net loss	$(12,433)	$(6,551)	$(199,903)	$(47,748)

Net loss per common share from continuing operations (Note 4):
Basic	$(.36)	$(.08)	$(1.12)	$(1.27)
Diluted	(.36)	(.08)	(1.12)	(1.27)
Net loss per common share:
Basic	(.43)	(.23)	(7.03)	(1.69)
Diluted	(.43)	(.23)	(7.03)	(1.69)
Dividends per common share (annual rate)	.60	.60	.60	1.17
Average shares outstanding (in thousands):
Basic	28,498	28,257	28,431	28,280
Diluted	28,498	28,257	28,431	28,280

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
2002 amounts unaudited (Dollars in thousands—except per-share amounts)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash	$8,769	$7,475
Restricted cash (Note 5)	15,013	98,200
Short-term investments	27,624	30,509
Receivables, net (Note 6)	127,594	118,632
Inventories (Note 7)	141,038	107,713
Prepaid expenses	36,341	31,274
Assets held for sale (Note 3)	22,287	772,033

Total current assets	378,666	1,165,836
Land, other than timberlands	8,666	8,668
Plant and equipment, at cost less accumulated depreciation	770,628	808,763
Timber, timberlands and related logging facilities	397,117	395,668
Other assets	118,565	108,211

	$1,673,642	$2,487,146

Liabilities and Stockholders’ Equity

Current liabilities:
Current installments on long-term debt	$15,607	$132,603
Accounts payable and accrued liabilities	206,994	189,916
Early maturing long-term debt (Note 3)	—	197,000
Liabilities related to assets held for sale (Note 3)	208	33,933

Total current liabilities	222,809	553,452
Long-term debt	640,328	820,522
Other long-term obligations	210,629	195,258
Deferred taxes	98,656	210,610
Stockholders’ equity	501,220	707,304

	$1,673,642	$2,487,146

Stockholders’ equity per common share	$17.58	$24.98
Working capital	$155,857	$612,384
Current ratio	1.7:1	2.1:1

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited (Dollars in thousands)

	Nine Months Ended September 30
	2002	2001
Cash Flows From Continuing Operations
Net loss	$(199,903)	$(47,748)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	12,493	11,736
Loss on disposal of discontinued operations	221,223	—
Depreciation, amortization and cost of fee timber harvested	86,795	85,142
Deferred taxes	(111,954)	(18,828)
Working capital changes	(27,698)	17,654
Debt financing costs write-off	4,570	—
Other, net	(4,896)	(2,168)

Net cash provided by (used for) operating activities of continuing operations	(19,370)	45,788

Cash Flows From Investing
Decrease (increase) in restricted cash	83,187	(97,549)
Decrease (increase) in short-term investments	2,876	(46,900)
Additions to investments	(3,491)	(3,415)
Reductions in investments	1,616	1,558
Additions to plant and properties	(37,258)	(36,610)

Net cash provided by (used for) investing activities of continuing operations	46,930	(182,916)

Cash Flows From Financing
Change in book overdrafts	(2,578)	(2,031)
Decrease in notes payable	—	(188,943)
Proceeds from long-term debt	—	450,000
Repayment of long-term debt	(494,190)	(100,768)
Long-term debt issuance fees	—	(15,352)
Issuance of treasury stock	5,482	3,524
Purchase of treasury stock	—	(8,349)
Dividends	(12,789)	(28,868)
Other, net	(4,319)	(6,531)

Net cash provided by (used for) financing activities of continuing operations	(508,394)	102,682

Cash from continuing operations	(480,834)	(34,446)
Cash from discontinued operations	482,128	30,692

Increase (decrease) in cash	1,294	(3,754)
Balance at beginning of period	7,475	10,657

Balance at end of period	$8,769	$6,903

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2002 and 2001 were $52.9 million and $38.8 million, respectively. Net income tax payments (refunds) for the nine months ended September 30, 2002 and 2001 were $(15.9) million and $.4 million, respectively.

Certain 2001 balances have been conformed to the 2002 presentation. See Note 1.

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
Unaudited (Dollars in thousands)

NOTE 1.    GENERAL – The accompanying condensed balance sheets at September 30, 2002, and December 31, 2001, the statements of operations for the quarter and nine months ended September 30, 2002 and 2001, and the condensed statements of cash flows for the nine months ended September 30, 2002 and 2001, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 18, 2002, we announced that we had signed a definitive agreement to sell a majority of the assets of our Printing Papers segment to a domestic subsidiary of Sappi Limited, and upon completion of the sale in May 2002, we exited the printing papers business. On June 3, 2002, we announced our intention to close our hardwood lumber mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002. As a result, the Printing Papers segment and the hardwood lumber mill operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements presented herein. Year 2001 comparative amounts have been reclassified to conform to the 2002 presentation. Except for adjustments to the carrying value of the Printing Papers segment and hardwood lumber mill assets, made in conjunction with the announcements and pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature; there were no other material nonrecurring adjustments.

NOTE 2.    INCOME TAXES – The provision or benefit for taxes on income has been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarter and nine months ended September 30, 2002 and 2001.

NOTE 3.    DISCONTINUED OPERATIONS – On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets (“Printing Papers segment assets”) for $480 million in cash. The sale was completed in May 2002. As a result of the transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represents estimated costs associated with the write-down of the carrying value of the assets involved in the sale and closure of the Brainerd facility, as well as other costs associated with exiting the coated paper business. The charge and year-to-date operating losses of $11.6 million, after tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

In conjunction with the sale, we closed our Brainerd, Minnesota, printing papers mill. In late October we entered into a memorandum of understanding with a potential buyer for the sale of the Brainerd facility. The sale is subject to several contingencies, including the execution of a definitive agreement.

On June 3, 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002. An after-tax charge of $5.7 million was recorded for estimated asset write-down and closure costs. The charge and year-to date operating losses of $.9 million, after tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

The assets and liabilities of the Printing Papers segment and the Bradley lumber mill are presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash	$—	$292
Receivables, net	—	40,715
Inventories	6,194	76,858
Land, other than timberlands	108	374
Plant and equipment, net	15,899	653,785
Other assets	86	9

Total assets held for sale	$22,287	$772,033

Liabilities
Accounts payable and accrued liabilities	$208	$33,933

Upon consummation of the sale of the Printing Papers segment assets in May, all outstanding amounts under our bank credit facility became due and payable, including the four-year term loan. Accordingly, amounts outstanding under the four-year term loan at December 31, 2001, of which $2.0 million was due within one year and $197.0 million was due in 2003 and later years, were classified as current liabilities.

NOTE 4.    LOSS PER COMMON SHARE – Loss per common share is computed by dividing the net loss and loss from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Basic average common shares outstanding	28,498	28,257	28,431	28,280
Incremental shares due to common stock options and put options	—	—	—	—

Diluted average common shares outstanding	28,498	28,257	28,431	28,280

Incremental shares due to common stock options and put options were not included in the diluted average common shares outstanding totals due to their antidilutive effect as a result of our net loss for the periods presented. The amounts (in thousands) not included for stock options and put options

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

totaled 20 and 0, respectively, for the quarter ended September 30, 2002; 1 and 15, respectively, for the quarter ended September 30, 2001; 25 and 0, respectively, for the nine months ended September 30, 2002; and 7 and 35, respectively, for the nine months ended September 30, 2001. Stock options to purchase 2,078, 1,984, 2,078 and 1,958 shares (in thousands) of common stock for the quarters ended September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

NOTE 5.    RESTRICTED CASH – In June 2001, we entered into a new credit facility. Under the terms of that financing we placed $96.6 million of the proceeds into an interest-bearing escrow account. The escrow account’s use was restricted to the repayment of our $100 million 6.25% debentures, which occurred on March 15, 2002.

In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use is restricted to the repayment of $15 million of our medium-term notes, bearing an interest rate of 9.42%, which mature on April 4, 2003.

NOTE 6.    RECEIVABLES, NET – Included in the “Receivables, net” balance at September 30, 2002, and December 31, 2001, is approximately $22.3 million due to settlements reached with the Internal Revenue Service for the years 1989 through 1994. The settlements exceed the threshold amount that requires review by the congressional Joint Committee on Taxation, which review is currently in process.

NOTE 7.    INVENTORIES – Inventories related to continuing operations at the balance sheet dates consist of:

	September 30, 2002	December 31, 2001
Raw materials	$64,559	$55,443
Work in process	491	456
Finished goods	75,988	51,814

	$141,038	$107,713

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

NOTE 8.    SEGMENT INFORMATION –

	Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Dollars in thousands)
Segment Sales
Resource	$106,301	$131,502	$314,039	$304,262

Wood products
Oriented strand board	47,538	48,395	141,043	128,932
Lumber	58,866	70,164	198,149	199,080
Plywood	9,265	12,118	28,078	34,671
Particleboard	4,051	3,201	11,802	10,903
Other	4,573	6,733	15,952	19,693

	124,293	140,611	395,024	393,279

Pulp and paper
Paperboard	99,301	103,473	292,236	325,266
Tissue	74,705	82,929	237,042	244,945
Pulp	4,477	3,289	11,803	10,784

	178,483	189,691	541,081	580,995

	409,077	461,804	1,250,144	1,278,536
Elimination of intersegment sales	(85,017)	(123,901)	(274,717)	(292,735)

Total consolidated net sales	$324,060	$337,903	$975,427	$985,801

Intersegment sales or transfers
Resource	$81,605	$119,198	$264,121	$278,682
Wood products	2,723	4,693	9,888	14,023
Pulp and paper	689	10	708	30

Total	$85,017	$123,901	$274,717	$292,735

Operating Income (Loss)
Resource	$19,742	$17,860	$42,269	$35,730
Wood products	(9,126)	34	(9,389)	(12,657)
Pulp and paper	2,871	9,973	2,297	(411)
Eliminations and adjustments	309	(1,560)	664	(694)

	13,796	26,307	35,841	21,968
Corporate	(30,817)	(30,060)	(88,099)	(81,005)

Consolidated loss from continuing operations before taxes on income	$(17,021)	$(3,753)	$(52,258)	$(59,037)

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

Consolidating statements of operations for the quarter and nine months ended September 30, 2002 and 2001 are as follows (unaudited):

	For the quarter ended September 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$324,060	$265	$(265)	$324,060

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	29,048	19	—	29,067
Materials, labor and other operating expenses	272,162	13	(265)	271,910
Selling, general and administrative expenses	20,703	111	—	20,814

	321,913	143	(265)	321,791

Earnings from operations	2,147	122	—	2,269
Interest expense	(13,984)	—	—	(13,984)
Debt extinguishment costs	(9,256)	—	—	(9,256)
Other income (expense), net	3,951	(1)	—	3,950

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(17,142)	121	—	(17,021)
Equity in net income of consolidated subsidiaries	74	—	(74)	—
Provision (benefit) for taxes on income	(6,686)	47	—	(6,639)

Earnings (loss) from continuing operations	(10,382)	74	(74)	(10,382)
Discontinued operations:
Loss from discontinued operations	(3,361)	—	—	(3,361)
Income tax benefit	(1,310)	—	—	(1,310)

Net earnings (loss)	$(12,433)	$74	$(74)	$(12,433)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	For the quarter ended September 30, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$337,903	$296	$(296)	$337,903

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	30,249	21	—	30,270
Materials, labor and other operating expenses	269,778	117	(296)	269,599
Selling, general and administrative expenses	21,936	101	—	22,037
Restructuring charge	353	—	—	353

	322,316	239	(296)	322,259

Earnings from operations	15,587	57	—	15,644
Interest expense	(22,009)	—	—	(22,009)
Other income, net	2,612	—	—	2,612

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(3,810)	57	—	(3,753)
Equity in net income of consolidated subsidiaries	35	—	(35)	—
Provision (benefit) for taxes on income	(1,486)	22	—	(1,464)

Earnings (loss) from continuing operations	(2,289)	35	(35)	(2,289)
Discontinued operations:
Earnings (loss) from discontinued operations	(6,987)	223	(223)	(6,987)
Income tax provision (benefit)	(2,725)	87	(87)	(2,725)

Net earnings (loss)	$(6,551)	$171	$(171)	$(6,551)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	For the nine months ended September 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$975,427	$763	$(763)	$975,427

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	86,736	59	—	86,795
Materials, labor and other operating expenses	823,762	170	(763)	823,169
Selling, general and administrative expenses	63,445	316	—	63,761

	973,943	545	(763)	973,725

Earnings from operations	1,484	218	—	1,702
Interest expense	(48,289)	—	—	(48,289)
Debt extinguishment costs	(15,154)	—	—	(15,154)
Other income (expense), net	9,485	(2)	—	9,483

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(52,474)	216	—	(52,258)
Equity in net income of consolidated subsidiaries	132	—	(132)	—
Provision (benefit) for taxes on income	(20,465)	84	—	(20,381)

Earnings (loss) from continuing operations	(31,877)	132	(132)	(31,877)
Discontinued operations:
Loss from discontinued operations	(275,451)	(82)	82	(275,451)
Income tax benefit	(107,425)	(32)	32	(107,425)

Net earnings (loss)	$(199,903)	$82	$(82)	$(199,903)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	For the nine months ended September 30, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$985,801	$886	$(886)	$985,801

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	85,076	66	—	85,142
Materials, labor and other operating expenses	840,475	223	(886)	839,812
Selling, general and administrative expenses	62,790	289	—	63,079
Restructuring charge	4,570	—	—	4,570

	992,911	578	(886)	992,603

Earnings (loss) from operations	(7,110)	308	—	(6,802)
Interest expense	(57,377)	—	—	(57,377)
Other income, net	5,142	—	—	5,142

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(59,345)	308	—	(59,037)
Equity in net income of consolidated subsidiaries	188	—	(188)	—
Provision (benefit) for taxes on income	(23,145)	120	—	(23,025)

Earnings (loss) from continuing operations	(36,012)	188	(188)	(36,012)
Discontinued operations:
Earnings (loss) from discontinued operations	(19,239)	672	(672)	(19,239)
Income tax provision (benefit)	(7,503)	262	(262)	(7,503)

Net earnings (loss)	$(47,748)	$598	$(598)	$(47,748)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

Condensed consolidating balance sheets as of September 30, 2002 and December 31, 2001 are as follows (2002 amounts unaudited):

	September 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$8,686	$83	$—	$8,769
Restricted cash	15,013	—	—	15,013
Short-term investments	27,624	—	—	27,624
Receivables, net	127,374	217	3	127,594
Inventories	140,874	164	—	141,038
Prepaid expenses	36,375	(34)	—	36,341
Assets held for sale	22,287	—	—	22,287

Total current assets	378,233	430	3	378,666
Land, other than timberlands	8,270	396	—	8,666
Plant and equipment, at cost less accumulated depreciation	769,810	818	—	770,628
Timber, timberlands and related logging facilities	397,117	—	—	397,117
Other assets	119,811	—	(1,246)	118,565

	$1,673,241	$1,644	$(1,243)	$1,673,642

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$15,607	$—	$—	$15,607
Accounts payable and accrued liabilities	206,899	92	3	206,994
Liabilities related to assets held for sale	208	—	—	208

Total current liabilities	222,714	92	3	222,809
Intercompany transfers	30,786	(30,786)	—	—
Long-term debt	640,328	—	—	640,328
Other long-term obligations	210,629	—	—	210,629
Deferred taxes	98,656	—	—	98,656
Stockholders’ equity	470,128	32,338	(1,246)	501,220

	$1,673,241	$1,644	$(1,243)	$1,673,642

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

Condensed consolidating statements of cash flows for the nine months ended September 30, 2002 and 2001 are as follows (unaudited):

	For the nine months ended September 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(199,985)	$82	$—	$(199,903)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	12,443	50	—	12,493
Loss on disposal of discontinued operations	221,223	—	—	221,223
Depreciation, amortization and cost of fee timber harvested	86,736	59	—	86,795
Deferred taxes	(111,954)	—	—	(111,954)
Working capital changes	(27,633)	(65)	—	(27,698)
Other, net	(326)	—	—	(326)

Net cash provided by (used for) operating activities of continuing operations	(19,496)	126	—	(19,370)

Cash Flows From Investing
Decrease in restricted cash	83,187	—	—	83,187
Decrease in short-term investments	2,876	—	—	2,876
Additions to investments	(3,491)	—	—	(3,491)
Reductions in investments	1,616	—	—	1,616
Investments and advances from subsidiaries	396	(396)	—	—
Additions to plant and properties	(37,258)	—	—	(37,258)

Net cash provided by (used for) investing activities of continuing operations	47,326	(396)	—	46,930

Cash Flows From Financing
Change in book overdrafts	(2,578)	—	—	(2,578)
Repayment of long-term debt	(494,190)	—	—	(494,190)
Issuance of treasury stock	5,482	—	—	5,482
Dividends	(12,789)	—	—	(12,789)
Other, net	(4,319)	—	—	(4,319)

Net cash used for financing activities of continuing operations	(508,394)	—	—	(508,394)

Cash from continuing operations	(480,564)	(270)	—	(480,834)
Cash from discontinued operations	481,859	269	—	482,128

Increase (decrease) in cash	1,295	(1)	—	1,294
Balance at beginning of period	7,391	84	—	7,475

Balance at end of period	$8,686	$83	$—	$8,769

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)
Unaudited (Dollars in thousands)

	For the nine months ended September 30, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(48,346)	$598	$—	$(47,748)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss (earnings) from discontinued operations	12,146	(410)	—	11,736
Depreciation, amortization and cost of fee timber harvested	85,076	66	—	85,142
Deferred taxes	(18,828)	—	—	(18,828)
Working capital changes	17,631	23	—	17,654
Other, net	(2,168)	—	—	(2,168)

Net cash provided by operating activities of continuing operations	45,511	277	—	45,788

Cash Flows From Investing
Increase in restricted cash	(97,549)	—	—	(97,549)
Increase in short-term investments	(46,900)	—	—	(46,900)
Additions to investments	(3,415)	—	—	(3,415)
Reductions in investments	1,558	—	—	1,558
Investments and advances from subsidiaries	1,057	(1,057)	—	—
Additions to plant and properties	(36,610)	—	—	(36,610)

Net cash used for investing activities of continuing operations	(181,859)	(1,057)	—	(182,916)

Cash Flows From Financing
Change in book overdrafts	(2,031)	—	—	(2,031)
Decrease in notes payable	(188,943)	—	—	(188,943)
Proceeds from long-term debt	450,000	—	—	450,000
Repayment of long-term debt	(100,768)	—	—	(100,768)
Long-term debt issuance fees	(15,352)	—	—	(15,352)
Issuance of treasury stock	3,524	—	—	3,524
Purchase of treasury stock	(8,349)	—	—	(8,349)
Dividends	(28,868)	—	—	(28,868)
Other, net	(6,531)	—	—	(6,531)

Net cash provided by financing activities of continuing operations	102,682	—	—	102,682

Cash from continuing operations	(33,666)	(780)	—	(34,446)
Cash from discontinued operations	29,950	742	—	30,692

Decrease in cash	(3,716)	(38)	—	(3,754)
Balance at beginning of period	10,526	131	—	10,657

Balance at end of period	$6,810	$93	$—	$6,903

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In May 2002, we exited a fourth business segment, Printing Papers, which produced primarily high grade coated printing papers and bleached hardwood market pulp. Our exit from this business was done in conjunction with the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets to a domestic subsidiary of Sappi Limited for $485.5 million in cash, after closing adjustments. We closed our Brainerd, Minnesota, printing papers mill at the same time. In late October we entered into a memorandum of understanding with a potential buyer for the sale of the Brainerd facility. The sale is subject to several contingencies, including the execution of a definitive agreement. As a result of the sale of the Brainerd facility and our exit from the printing papers business, we anticipate recording an additional pre-tax charge in the fourth quarter of 2002 in the range of $10 million to $16 million. The sale of the printing papers business reflects a strategic realignment to focus in particular on our natural resources, wood products and consumer tissue businesses, which we believe have the greatest potential for growth.

This report contains, in addition to historical information, forward-looking statements. These forward-looking statements are based on management’s best estimates and assumptions regarding future events, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Factors Influencing Our Results of Operations.”

A certification with respect to this Quarterly Report on Form 10-Q by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

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

Restructuring and other charges.    In 2000 and 2001 we recorded charges for the restructuring of our salaried workforce, the closure of a manufacturing plant and the reduction of the hourly workforce at another site. We also completed the sale of a majority of our Printing Papers segment assets, and the corresponding closure of a printing papers facility in May 2002. In June 2002 we announced plans to close a hardwood lumber mill in Warren, Arkansas, which we closed in July. The mill was sold in August 2002. These events require estimates of liabilities for employee benefits, demolition, environmental clean-up and other costs, which could materially differ from actual costs incurred.

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

Pension and postretirement benefits.    Substantially all of our employees are covered by noncontributory defined benefit pension plans, and certain salaried and hourly employees are covered by company-sponsored defined benefit retiree health care and life insurance plans. The cost of these plans is accounted for in accordance with FASB Statement Numbers 87, 106 and 132. These Statements require assumptions regarding discount rates and asset returns and, with respect to the postretirement benefits plans, assumptions regarding medical cost trends. Actual asset returns and medical costs which are more favorable than our assumptions can have the effect of lowering our expense and cash contributions, and conversely, actual results which are less favorable than our assumptions could increase our expense and cash contributions. Due to our recent exit from the coated printing papers business and the resulting reduction in the number of salaried and hourly employees, we believe that our costs should decline in the future for pension and postretirement benefits.

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

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. Our competitors are located throughout the world, and variations in exchange rates between the U.S. dollar and other currencies significantly affect our competitive position compared to our international competitors. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors are currently lower-cost producers in some of the businesses in which we operate and accordingly these competitors may be less adversely affected than we are by price decreases.

Energy has become one of our most volatile operating expenses over the past several years. Substantial price increases commenced in late 2000 and continued in the first half of 2001, before moderating in the second half of 2001. In the first nine months of 2002, energy prices returned to more normal historical levels, which has had a favorable effect on our results compared to the same period of 2001. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore could adversely affect our operating results. We have taken steps to reduce our exposure to the volatile spot market for electricity. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our timberlands provided approximately 53% of the log requirements for our sawmill and plywood manufacturing facilities in 2001 and an average of approximately 62% of those requirements over the past five calendar years. Including the logs used for pulp and OSB, the percentages of our fiber requirements supplied by our timberlands were approximately 28% in 2001 and an average of approximately 37% over the past five calendar years. Adjusted for our exit from the printing papers and hardwood lumber businesses, the percentage of our fiber requirements supplied by our timberlands was approximately 35% in 2001 and an average of approximately 42% over the past five years. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels and changes in our manufacturing capacity. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass wood fiber price increases through to our customers.

Finally, changes in our manufacturing capacity primarily as a result of capital spending programs have significantly affected our results of operations in recent periods. In September 2000, we closed our plywood mill in Jaype, Idaho, as a result of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. In January 2001, we completed a modernization and expansion of our OSB mill in Cook, Minnesota, resulting in an increase in annual production capacity from 250.0 million square feet to 435.0 million square feet. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited and exited the printing papers business. In August 2002, we sold a hardwood sawmill in Arkansas and exited the hardwood lumber business. Each of these changes has affected our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results could be harmed if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

As noted above, our business is organized into three reporting segments: Resource; Wood Products; and Pulp and Paper. Sales or transfers between the segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber from both our own timberlands and from outside third parties, intersegment sales represent a significant portion of the Resource segment’s total net sales. Intersegment sales represent a substantially lower percentage of net sales for our other segments.

A summary of period-to-period changes in items included in the statements of operations is presented on page 28 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales. Also, in discussing our operating results we refer to net sales realizations, which for each product line are calculated by subtracting freight from net sales and then dividing the result by the relevant quantities of the product shipped for the period. We believe net sales realizations are helpful in showing trends in the pricing of our products.

As a result of the sale of a majority of our Printing Papers segment assets and the sale of the Bradley hardwood sawmill, those operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements for the quarter and nine months ended September 30, 2002. Year 2001 comparative amounts in the financial statements have been reclassified to conform to the 2002 presentation. The discussion below addresses our continuing businesses.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Net Sales – Net sales decreased 1%, from $985.8 million for the nine months ended September 30, 2001, to $975.4 million for the same period in 2002. The decline was the result of a decrease in net sales for the Pulp and Paper segment of $40.6 million. Partially offsetting the decrease in Pulp and Paper segment sales were increases in sales by the Resource segment of $24.3 million and the Wood Products segment of $5.9 million. An increase in sales to external customers was responsible for the rise in net sales in the Resource segment. Increased shipments of oriented strand board were responsible for the increase in net sales for the Wood Products segment. Lower net sales realizations for paperboard and consumer tissue products and decreased paperboard shipments caused net sales for the Pulp and Paper segment to decline.

Depreciation, amortization and cost of fee timber harvested – For the nine months ended September 30, 2002, depreciation, amortization and cost of fee timber harvested totaled $86.8 million, an increase of $1.7 million from the prior year period total of $85.1 million. The increase was largely due to higher depletion expense. Depletion expense was $2.7 million higher as a result of activities at our hybrid poplar plantation in Boardman, Oregon, and increased permit timber harvests in Arkansas.

Materials, labor and other operating expenses – Materials, labor and other operating expenses decreased $16.6 million, from $839.8 million for the nine months ended September 30, 2001, to $823.2 million for the nine months ended September 30, 2002. A decline of $26.3 million in energy costs for the first nine months of 2002 compared to 2001 was partially offset by higher wood fiber costs.

Selling, general and administrative expenses – Selling, general and administrative expenses amounted to $63.8 million for the nine months ended September 30, 2002, up slightly from $63.1 million for the same period of 2001.

Restructuring charge – In March 2001 we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In September 2001, we recorded an additional $.4 million pre-tax charge for final cost determinations for pension and medical benefits.

Interest expense, net of capitalized interest – Interest expense was $48.3 million for the nine months ended September 30, 2002, a decrease of $9.1 million from the prior year period. The decrease reflects our repayment of $494.2 million of debt during the first nine months of 2002, offset partially by a reduction in the amount of interest capitalized for major construction projects in 2002.

Debt extinguishment costs – We incurred one-time, pre-tax costs of $15.2 million for the nine months ended September 30, 2002, related to our early repayment of over $363 million of outstanding debt. These costs included cash fees and premiums of $10.6 million and the non-cash write-off of related debt financing costs totaling $4.6 million.

Other income, net – For the nine months ended September 30, 2002, other income was $9.5 million, compared to $5.1 million for the 2001 period. The higher income amount is largely due to increases in gains from the sale of nonstrategic timberland, interest income and recreational fee income.

Provision (benefit) for taxes on income – For the nine months ended September 30, 2002, we recorded an income tax benefit from continuing operations of $20.4 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the nine months ended September 30, 2001, we recorded an income tax benefit from continuing operations of $23.0 million, also reflecting a tax rate of 39%.

Loss from continuing operations – We recorded a loss from continuing operations of $31.9 million for the nine months ended September 30, 2002, compared to a loss from continuing operations of $36.0 million for the same period in 2001.

Discussion of business segments – The Resource segment reported operating income of $42.3 million for the first nine months of 2002, up from $35.7 million earned in the same period of 2001. Segment net sales increased 3% from $304.3 million for the 2001 period to $314.0 million for the 2002 period. The rise in net sales was due to increased net sales realizations and higher sales volumes to third parties in Idaho, Minnesota and Arkansas. Resource segment expenses increased 1% to $271.8 million for the first nine months of 2002, compared to $268.5 million for the first nine months of 2001. Increased logging costs were largely responsible for the increase in expenses.

The Wood Products segment reported an operating loss of $9.4 million for the first nine months of 2002, compared to the $12.7 million loss recorded in the first nine months of 2001. Segment net sales were $395.0 million for the first nine months of 2002, just slightly higher than the $393.3 million recorded for the 2001 period. Oriented strand board net sales increased $12.1 million, to $141.0 million for the first nine months of 2002 compared to $128.9 million in 2001, due to a 15% increase in shipments. Lumber net sales were down slightly to $198.1 million, from $199.1 million in 2001, as a result of a 2% decline in net sales realizations. Plywood net sales declined $6.6 million, from $34.7 million in 2001 to $28.1 million in 2002. Plywood shipments were down 23%, due in large part to lower production in 2002 compared to 2001. Production was higher in 2001 due to extra shifts above the normal operating schedule at our St. Maries, Idaho, mill. Segment expenses were slightly lower for the first nine months of 2002, totaling $404.4 million versus $405.9 million in 2001. Small declines in energy and labor costs were partially offset by higher wood fiber costs. Wood fiber costs were slightly higher for the first nine months of 2002, largely due to operating the Cook, Minnesota, oriented strand board mill for the full nine months in 2002. The mill was shut down for a portion of the first quarter of 2001 to complete a modernization and expansion project.

The Pulp and Paper segment reported operating income for the first nine months of 2002 of $2.3 million, compared to a loss of $.4 million for 2001’s first nine months. Segment net sales decreased to $541.1 million for the first nine months of 2002 from $581.0 million for the 2001 period. The decrease was due largely to lower net sales realizations and decreased shipments for paperboard and consumer tissue products. Paperboard net sales realizations declined 8% and shipments were 3% below those for the first nine months of 2001. Consumer tissue product net sales realizations and shipments were down 2% and 1%, respectively. Segment expenses were also lower for the first nine months of 2002, totaling $538.8 million compared to $581.4 million for the first nine months of 2001. Energy expenses were significantly lower for the first nine months of 2002. The decline in paperboard shipments resulted in reduced cost of sales.

Our discontinued operations, which consist of our former Printing Papers segment and our Bradley sawmill in Warren, Arkansas, reported a loss, before taxes, of $20.5 million in 2002’s first nine months, compared to a loss, before taxes, of $19.2 million in 2001. The Printing Papers segment operated until mid-May, when a majority of its assets were sold. The Bradley sawmill was sold in late August. Additionally, during the first nine months of 2002 we recorded losses on the disposal of discontinued operations totaling $255.0 million, before taxes.

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Net Sales – Net sales decreased 4%, to $324.1 million for the three months ended September 30, 2002, from $337.9 million for the same period in 2001. An increase in Resource segment net sales of $12.4 million was more than offset by declines in net sales for the Wood Products segment of $14.3 million and the Pulp and Paper segment of $11.9 million. Resource segment net sales benefited from increased sales to third parties in Idaho, Arkansas and Minnesota. A decline in shipments and lower net sales realizations for lumber and a decline in plywood shipments were largely responsible for the decrease in net sales for the Wood Products segment. Lower net sales realizations for paperboard and consumer tissue products and a decline in consumer tissue product shipments caused net sales for the Pulp and Paper segment to decline.

Depreciation, amortization and cost of fee timber harvested – For the three months ended September 30, 2002, depreciation, amortization and cost of fee timber harvested totaled $29.1 million, a decrease of $1.2 million from the prior year amount of $30.3 million. Lower permit timber harvests in Minnesota were responsible for the decline.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased slightly, to $271.9 million for the three months ended September 30, 2002, from $269.6 million for the three months ended September 30, 2001. Increases in wood fiber and other production costs were mostly offset by lower energy costs of $4.6 million in the third quarter of 2002 compared to 2001.

Selling, general and administrative expenses – Selling, general and administrative expenses were $20.8 million for the third quarter of 2002, compared to $22.0 million for the same period of 2001. Small decreases in administration and research expenses were responsible for the decline.

Interest expense, net of capitalized interest – Interest expense was $14.0 million for the three months ended September 30, 2002, a decrease from $22.0 million in the prior year period. The decrease reflects our payment during 2002 of approximately $494 million in debt that was outstanding during the third quarter of 2001.

Debt extinguishment costs – We incurred one-time, pre-tax costs of $9.3 million for the quarter ended September 30, 2002, related to our early repayment of approximately $118 million of outstanding debt. The costs include cash premiums of $8.6 million and the non-cash write-off of related debt financing costs totaling $.7 million.

Other income, net – For the three months ended September 30, 2002, other income was $4.0 million, compared to $2.6 million for the 2001 period. A greater gain from the sale of nonstrategic timberlands in the current quarter compared to the 2001 quarter was the primary reason for the increase in income.

Provision (benefit) for taxes on income – For the three months ended September 30, 2002, we recorded an income tax benefit from continuing operations of $6.6 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the three months ended September 30, 2001, we recorded a tax benefit from continuing operations of $1.5 million, also reflecting a tax rate of 39%.

Loss from continuing operations – We recorded a loss from continuing operations of $10.4 million for the three months ended September 30, 2002, compared to a loss from continuing operations of $2.3 million for the same period in 2001.

Discussion of business segments – The Resource segment reported operating income of $19.7 million for the third quarter of 2002, up from $17.9 million earned in the same period of 2001. Segment net sales decreased 19% from $131.5 million for the 2001 period to $106.3 million for the 2002 period. The decrease in net sales was due to decreased wood fiber sales to our other operating segments in Arkansas, Idaho and Minnesota. Our other operating segments are currently transitioning to a fiber procurement system where a portion of third party fiber purchases are made directly by each segment. The changes in the fiber procurement system will likely result in lower intersegment sales for the Resource segment in the future and, consequently, lower fiber purchases by the Resource segment from third parties. Resource segment expenses decreased $27.1 million, to $86.6 million in the third quarter of 2002, compared to $113.6 million in the third quarter of 2001. Decreased outside fiber purchases were largely responsible for the decrease in expenses.

The Wood Products segment reported an operating loss of $9.1 million for the third quarter of 2002, compared to breakeven results in the third quarter of 2001. Segment net sales were $124.3 million for the third quarter of 2002, 12% lower than the $140.6 million recorded for the 2001 period. Oriented strand board net sales decreased slightly, to $47.5 million for the third quarter of 2002, compared to $48.4 million in the 2001 period, due to a 13% decrease in net sales realizations, partially offset by a 10% increase in oriented strand board shipments. Lumber net sales were $58.9 million, down from $70.2 million in 2001. Lumber shipments decreased 13% and net sales realizations were 3% lower than in the third quarter of 2001. Plywood net sales also declined, to $9.3 million for the third quarter of 2002 from $12.1 million in the third quarter of 2001. The decline reflects the absence of extra production shifts at our plywood mill in 2001. Segment expenses were lower for the third quarter of 2002, totaling $133.4 million versus $140.6 million in 2001. Lower overall product shipments for the segment were primarily responsible for the decrease.

The Pulp and Paper segment reported operating income for the third quarter of 2002 totaling $2.9 million, compared to $10.0 million for 2001’s third quarter. Segment net sales decreased to $178.5 million for the third quarter of 2002 from $189.7 million for the 2001 period. The decrease was due largely to lower net sales realizations for paperboard and consumer tissue products. Net sales realizations declined 6% for paperboard and 5% for tissue. Also, a 6% decrease in tissue shipments unfavorably affected results. Segment expenses were lower for the third quarter of 2002, totaling $175.6 million, compared to $179.7 million in the third quarter of 2001, mostly due to the reduced consumer tissue product shipments. Higher wood fiber costs more than offset lower energy expenses, which were approximately $4 million lower than in the third quarter of 2001.

Our discontinued operations incurred a loss of $3.4 million, before taxes, for the third quarter of 2002. The amount includes results for the winding down of manufacturing operations at the Bradley lumber mill, which was sold in August, and costs associated with the Printing Papers segment assets in Brainerd, Minnesota, which were not a part of the sale of the segment’s assets to Sappi Limited.

Liquidity and Capital Funding

At September 30, 2002, our financial position included long-term debt of $655.9 million, including current installments on long-term debt of $15.6 million. Long-term debt (including current installments and early maturing long-term debt) to stockholders’ equity was 1.31 to 1 at September 30, 2002, compared to 1.63 to 1 at December 31, 2001. Long-term debt at September 30, 2002 (including current installments and early maturing long-term debt) declined $494.2 million from the December 2001 balance. Our debt declined due to normal payments on maturing debt of $131.0 million and the early repayment of $363.4 million of long-term debt, using a portion of the proceeds from the sale of the Printing Papers segment assets. We will continue to look for opportunities to make further reductions in our long-term debt. Stockholders’ equity declined $206.1 million, largely due to a net loss of $199.9 million for the first nine months of 2002.

Payments due on long-term debt during each of the five years subsequent to December 31, 2002 are as follows:

(Dollars in thousands)
2003	$15,607
2004	607
2005	1,608
2006	2,958
2007	6,759

In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use is restricted to the repayment of $15 million of our medium-term notes, bearing an interest rate of 9.42%, which mature on April 4, 2003.

We had working capital of $155.9 million at September 30, 2002, a decrease of $456.5 million from December 31, 2001. The decrease was largely due to a decrease in assets held for sale of $749.7 million, as a result of the sale of Printing Papers segment assets and the Bradley hardwood sawmill. Also reflected in the decrease is the use of $98.2 million in restricted cash to repay maturing debt. Partially offsetting these decreases to working capital were increases in receivables of $9.0 million and inventories of $33.3 million, combined with decreases in current installments on long-term debt of $117.0 million, early maturing long-term debt of $197.0 million and liabilities related to assets held for sale of $33.7 million.

Net cash used for operations for the first nine months of 2002 totaled $19.4 million, compared with cash provided by operations of $45.8 million for the same period in 2001. An increase in cash used for working capital items accounts for a majority of the unfavorable comparison. As noted above, inventories increased $33.3 million and receivables increased $9.0 million from December 31, 2001. Inventories have increased primarily to assure continued customer service, as labor negotiations continue at our pulp and paper facilities in Lewiston, Idaho.

For the nine months ended September 30, 2002, net cash provided by investing was $46.9 million, compared to cash used for investing of $182.9 million during the nine months ended September 30, 2001. In March 2002 we applied the balance in our restricted cash account to the repayment of current installment debt. In September 2002 we designated $15.0 million as restricted cash for repayment of debt due April 2003. Short-term investments decreased $2.9 million in the first nine months of 2002, due to our continued repayment of long-term debt with proceeds received from the sale of Printing Papers segment assets. Capital spending totaled $37.3 million in the first nine months of 2002, compared to $36.6 million for the same period in 2001. In September 2002, our board of directors approved $66 million to construct a new tissue machine adjacent to our existing converting facilities in Las Vegas, Nevada. Spending on this project as of September 30, 2002, totaled $13.5 million. The balance of capital spending through September 30, 2002, was focused on routine general replacement, safety, forest resource and environmental projects.

Net cash used for financing was $508.4 million for the nine months ended September 30, 2002, compared to cash provided by financing of $102.7 million during the same period in 2001. The majority of the cash used in the current year was for the repayment of $494.2 million of long-term debt. As discussed above, we used our restricted cash to repay our $100 million 6.25% debentures, and paid other debt using a portion of the proceeds from asset sales. Our dividend payments declined for the first nine months of 2002, to $12.8 million from $28.9 million for the same period in 2001, due to a dividend rate cut announced on August 10, 2001.

In connection with the sale of our Printing Papers segment assets, we were required under the terms of our bank credit facility to use the proceeds to repay approximately $198.5 million under the term loan portion of the credit facility, and all outstanding debt under our revolving credit line, totaling $33.2 million. We have also used a portion of the proceeds to repay approximately $164.9 million of additional debt.

Our current bank credit facility is comprised of a three-year revolving line of credit of up to $200.0 million that expires June 28, 2004, including a $140.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by our accounts receivable and inventory. As of September 30, 2002, there were no amounts outstanding under the credit facility. Approximately $89.9 million of the revolving line of credit was used to support outstanding letters of credit. Approximately $55.4 million of these letters of credit provide credit enhancement for a portion of our outstanding floating interest rate bonds. During the third quarter of 2002, we negotiated an amendment to our bank credit facility, which, among other changes included a revision to certain financial covenants. As of September 30, 2002, we were in compliance with such covenants. Notification has been made to the Trustees of the floating rate bonds that they will be re-marketed as fixed rate bonds effective in December 2002. We will cancel the related letters of credit under the bank credit facility and reduce its size correspondingly. An amendment to the facility will be negotiated in the fourth quarter to reflect this change and a corresponding change in our credit requirements.

We believe that our cash, cash flow from operations and available borrowings under our bank credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months and for the foreseeable future. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will remain in compliance with the financial covenants in the bank credit facility so that future borrowings thereunder will be available to us. This will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

On September 23, 2002, Standard & Poor’s Ratings Services announced that its ratings and outlook on our debt would remain unchanged at BBB- with a negative outlook following the announcement that our board of directors had approved $66 million to construct a new tissue machine adjacent to our existing converting facilities in Las Vegas, Nevada. During the quarter Fitch’s ratings remained unchanged at BBB- rating and a stable outlook. Moody’s rating of our debt remained at Baa3 with a negative outlook and we continued to be on CreditWatch. Any ratings downgrade by Standard & Poor’s or Moody’s will cause the interest rate on our $100 million Credit Sensitive Debentures to increase from 9.425% to at least 12.5%.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations
(Dollars in thousands)

	Quarter Ended September 30			Nine Months Ended September 30
	2002	2001	Increase (Decrease)	2002	2001	Increase (Decrease)
Net sales	$324,060	$337,903	(4%)	$975,427	$985,801	(1%)
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	29,067	30,270	(4%)	86,795	85,142	2%
Materials, labor and other operating expenses	271,910	269,599	1%	823,169	839,812	(2%)
Selling, general and administrative expenses	20,814	22,037	(6%)	63,761	63,079	1%
Restructuring charge	—	353	*	—	4,570	*
Earnings (loss) from operations	2,269	15,644	(85%)	1,702	(6,802)	(125%)
Interest expense	(13,984)	(22,009)	(36%)	(48,289)	(57,377)	(16%)
Debt extinguishment costs	(9,256)	—	*	(15,154)	—	*
Other income, net	3,950	2,612	51%	9,483	5,142	84%
Provision (benefit) for taxes on income	(6,639)	(1,464)	353%	(20,381)	(23,025)	(11%)
Loss from continuing operations	(10,382)	(2,289)	354%	(31,877)	(36,012)	(11%)
Discontinued operations:
Loss from discontinued operations	(3,361)	(6,987)	(52%)	(275,451)	(19,239)	1,332%
Income tax benefit	(1,310)	(2,725)	(52%)	(107,425)	(7,503)	1,332%
Net loss	$(12,433)	$(6,551)	90%	$(199,903)	$(47,748)	319%

* Not a meaningful figure.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on our financial instruments includes interest rate risk on our outstanding variable rate debt under our revenue bonds and our bank credit facility. As of September 30, 2002, we had approximately $54 million of variable rate debt and no credit line debt outstanding. The interest rates applied to these borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt depends upon the amount outstanding during the year and the extent to which interest rates rise or fall. Maturities for the variable rate debt begin in 2007 and extend through 2030.

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

ITEM 4.    Disclosure Controls and Procedures

Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of Potlatch’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Potlatch’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Potlatch’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Potlatch in reports that it files or submits under the Exchange Act is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of that evaluation, there were no significant changes in Potlatch’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II

ITEM 6.    Exhibits and Reports on Form 8-K

Exhibits

The exhibit index is located on page 33 of this Form 10-Q.

Reports on Form 8-K

A current report on Form 8-K was filed on August 13, 2002, announcing that our Chief Executive Officer and our Chief Financial Officer had executed sworn statements in accordance with Order 4-460 and pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

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
Terry L. Carter Controller (Duly Authorized; Principal Accounting Officer)

Date:    November 13, 2002

CERTIFICATIONS

I, L. Pendleton Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Potlatch Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ L. PENDLETON SIEGEL
L. Pendleton Siegel Chief Executive Officer

CERTIFICATIONS

I, Gerald L. Zuehlke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Potlatch Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ GERALD L. ZUEHLKE
Gerald L. Zuehlke Chief Financial Officer

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

PART II

(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(10)(h)	Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002.

(10)(o)(vii)	Fifth Amendment to Credit Agreement and Waiver, dated as of September 9, 2002.

(10)(o)(viii)	Consent and Modification dated September 11, 2002.

(10)(o)(ix)	Consent and Modification dated September 27, 2002.

(10)(o)(x)	Consent dated October 23, 2002.