Form 10-K
period 2002-12-31
POTLATCH CORP
filed 2003-03-07
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File
December 31, 2002	Number 1-5313

Potlatch Corporation

A Delaware Corporation	(IRS Employer Identification
Number 82-0156045)

601 West Riverside Ave., Suite 1100

Spokane, Washington 99201

Telephone (509) 835-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange
($1 par value)	Pacific Exchange
Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ✓       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2003, was approximately $551.4 million, based on the price as reported on the New York Stock Exchange Composite Transactions in the Wall Street Journal.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    ✓       No

The number of shares of common stock outstanding as of January 31, 2003: 28,594,256 shares of Common Stock, par value of $1 per share.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2003 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

ITEM 1.    BUSINESS

General

Potlatch Corporation (herein referred to as the “company,” “us,” “we,” and “our”), incorporated in 1903, is a vertically integrated and diversified forest products company. We own and manage approximately 1.5 million acres of timberlands and operate 15 manufacturing facilities. Our timberlands and all of our manufacturing facilities are located within the continental United States, primarily in Arkansas, Idaho and Minnesota. We are engaged principally in growing and harvesting timber and converting wood fiber into two broad product lines: (a) commodity and specialty wood products; and (b) bleached pulp products. As of December 31, 2002, our business was organized into three segments: Resource; Wood Products; and Pulp and Paper. As a result of management changes effective in January 2003, the Pulp and Paper segment was split into two separate business segments, the Consumer Products segment and the Pulp and Paperboard segment. In 2003 results for these two segments will be reported separately, with prior year amounts reclassified for comparative purposes.

Information relating to the amounts of net sales, operating income (loss) and identifiable assets attributable to each of our industry segments for 2000-2002 is included in Note 14 to the financial statements on pages 48-50 of this report.

This report contains, in addition to historical information, certain forward-looking statements, including without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures and timber supply issues. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in exchange rates between the U.S. dollar and other currencies; changes in the level of construction activity; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; changes in general and industry-specific environmental laws and regulations; unforeseen environmental liabilities or expenditures; weather conditions; and changes in raw material, energy and other costs. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Interested parties may access our periodic reports filed with the Securities and Exchange Commission, at no charge, by visiting our website: www.potlatchcorp.com. In the menu choose: Financial Information /SEC Filings. Information on our website is not part of this report.

Resource

The principal source of raw material used in our operations is wood fiber obtained from our own timberlands and purchased on the open market. The Resource segment manages our 1.5 million acres of timberlands located in Arkansas, Idaho and Minnesota, and a 17,000 acre hybrid poplar plantation in Oregon. The segment sells wood fiber to our manufacturing facilities at market prices, as well as to third parties. We believe this maximizes our timber value and motivates management of our other manufacturing segments to optimize operating efficiencies and identify profitable markets in which to compete. The Resource segment also provides some fiber procurement services to our converting facilities and uses its expertise for regional timber and log acquisitions and sales.

Our 1.5 million acres of timberlands include a wide diversity of softwood and hardwood species. In Arkansas we own approximately 496,000 acres of timberland. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. Our Arkansas timberlands provided approximately 36% of the raw materials for our Arkansas sawmills and 17% of our fiber requirements at our Arkansas pulp facility in 2002. We own approximately 670,000 acres of timberlands in the northern portion of the state of Idaho. Primary species on these lands include grand fir, inland red cedar, Douglas fir, ponderosa pine, western larch, Engelmann spruce and western white pine. In 2002 these lands supplied approximately 80% of the raw materials for our Idaho sawmills and plywood mill, and 19% of our fiber requirements for our Idaho pulp facility. We own approximately 333,000 acres of timberlands in Minnesota, comprised primarily of aspen and red pine. During 2002, these lands provided approximately 9% of the fiber used in our Minnesota wood products facilities.

We obtain the remainder of our log and fiber requirements from a variety of other sources, including a portion (less than 35%) from timberlands owned by federal, state and local governments. Wood fiber acquisitions from these sources occur in market transactions at current market prices. We generally do not maintain long-term supply contracts for a significant volume of timber.

We also own 17,000 acres of agricultural land located in northeastern Oregon, which is being developed for the production of hybrid poplar. In 2001, these development efforts were re-directed from the production of an alternate source of wood chips, with a harvest rotation of seven years, to the production of high-quality solid wood logs, with a harvest rotation of approximately 11 years. Stable production of high quality logs is expected to begin in 2006. We intend to sell hardwood sawlogs from the plantation for conversion into plywood and lumber for furniture manufacturing and other non-structural uses. Our success in the project will depend upon our ability to market hybrid poplar as a cost-competitive, viable alternative to other species. Other tree species, such as alder, are currently used to supply the raw material needs for these activities. However, the supply of available alder is declining due to environmental restrictions. Since 2001 the operation has been certified under the Forest Stewardship Council plantation management program. We believe our operation in Oregon and the positive characteristics of hybrid poplar logs produced there will enable us to compete effectively with other species.

In addition to sales to our manufacturing segments, which accounted for 84% of the segment’s net sales in 2002, the Resource segment sells wood fiber to a variety of paper and forest products companies situated within economically viable transportation distance of our timberlands. These customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas adjacent to or near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the U.S. The segment competes principally on the basis of product quality, customer service and price.

The amount of timber harvested in any year from company-owned lands varies according to the requirements of sound forest management and the supply of timber available for purchase on the open market. By continually improving silviculture techniques and other forest management practices, we have been able to increase the volume of wood fiber produced per acre from our timberlands. In most cases, the cost of timber from company-owned land is substantially below the cost of timber obtained on the open market. We manage long-term harvest levels on our timberlands in a manner that assures sustainable yields consistent with the Sustainable Forestry Initiative (SFI) Program. The SFI Program was developed by the American Forest & Paper Association (AF&PA) to establish principles and objectives for program participants committed to sustainable forestry and to provide measures by which the public can monitor and evaluate this commitment. As a member of AF&PA and a participant in the SFI Program, we agreed to implement all of the principles of the SFI Program: sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. During 2002, an independent third party certified that management practices on our timberlands in Arkansas, Idaho and Minnesota met the requirements for SFI certification, as well as the International Organization on Standardization (ISO) 14001 standard for environmental management systems. The SFI and ISO certifications should aid us in marketing our products by meeting vendor requirements that products they purchase have such certification.

In November 2002, we announced that we are working with the Trust for Public Lands to reach an agreement for a working-forest conservation easement on substantial portions of our Idaho timberlands. If an agreement is reached, we expect that the conservation easement would be developed and implemented in phases over the next several years. It would require us to accept certain restrictions on the use of the property over which the easement would be granted, such as a prohibition on converting land to residential development. The easement objectives would not prohibit the continued use of the land as a working, managed forest. We would be compensated for accepting restrictions based upon a fair-market appraisal of the rights foregone. Similar easements are being considered on portions of our Minnesota and Arkansas timberlands.

Timber from our lands, together with outside purchases, is presently adequate to support our manufacturing operations. For more than a decade, the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. This trend has had a favorable effect on earnings for the segment, but the long-term effect of this trend on our earnings, as a whole, cannot be predicted.

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, flooding and other weather conditions and causes. We assume substantially all risk of loss from fire and other hazards on the standing timber we own, as do most owners of timber tracts in the United States.

Wood Products

The Wood Products segment manufactures and markets oriented strand board (OSB), lumber, plywood and particleboard. These products are sold through our sales offices primarily to wholesalers for nationwide distribution.

To produce these solid wood products, we own and operate ten manufacturing facilities in Arkansas, Idaho and Minnesota. A description of these facilities is included under Item 2 of this report. An eleventh facility, located in Warren, Arkansas, was closed and sold during 2002.

The forest products industry is highly competitive, and we compete with both smaller and substantially larger forest products companies as well as companies that manufacture substitutes for wood and wood fiber products. Statistics published by an industry trade association indicate we are one of the larger OSB manufacturers, although we believe we make less than ten percent of the OSB manufactured in the U.S. Our share of the market for lumber, plywood and particleboard is not significant compared to the total U.S. market for these products. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of resources on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is not economical to transfer wood between or among facilities, which would permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. In addition, during the past year we completed development and began marketing a series of OSB products, which are designed to provide a radiant heat barrier, to provide moisture resistance, or to be insect and fungus resistant. Initial market acceptance has been positive and we believe these value-added products will become a significant portion of our total OSB sales. We compete based on product quality, customer service and price.

Pulp and Paper

The Pulp and Paper segment produces and markets bleached paperboard, tissue products and bleached pulp. A description of the facilities used to produce these products is included under Item 2 of this report. During 2002 we began construction of a new 102-inch trim through-air-dried tissue machine next to our existing tissue converting facility in Las Vegas, Nevada. We expect start-up of the machine will take place in early 2004, at a total cost of approximately $66 million.

As a result of management changes effective in January 2003, the Pulp and Paper segment was split into two separate business segments, the Consumer Products segment and the Pulp and Paperboard segment. In 2003 results for these two segments will be reported separately, with prior year amounts reclassified for comparative purposes.

We are a leading North American producer of private label household tissue products, and we produce most of the private label tissue products sold in grocery stores in the western U.S. Our household tissue products (facial and bathroom tissues, paper towels and napkins) are packaged to order for retail chains, wholesalers and cooperative buying organizations. These products are sold to consumers under our customers’ own brand names and compete with nationally advertised and other private label brands. We sell a majority of our tissue products to three national grocery store chains. The loss of one or more of these customers could potentially have a material adverse effect upon the operating results of the segment.

We are also a major producer of bleached paperboard in the United States. We produce bleached paperboard stock, a product used in the high-end segment of the packaging industry due to its strength, brightness and favorable printing and graphic surface features. Our bleached paperboard stock is processed into a variety of end products, including packaging for liquids and other food products, pharmaceuticals, toiletries and other consumable goods as well as paper cups and paper plates. We also produce and sell bleached softwood market pulp, which is used as the basis for many paper products. We do not consider ourselves among the larger North American manufacturers of softwood market pulp.

We utilize various methods of sale and distribution for our softwood pulp and paper products. We sell tissue products to major retail outlets through brokers. In general, we sell paperboard to packaging converters domestically through sales offices located throughout the United States. The majority of our international paperboard sales are made in Japan, Korea, China and other Southeast Asian countries through sales representative offices. The majority of softwood market pulp sales are generally made through agents. Our principal methods of competing are product quality, customer service and price.

Our tissue products are manufactured on three machines at our Lewiston facility and are then converted into packaged tissue products at three converting facilities in Lewiston, Las Vegas, Nevada, and Benton Harbor, Michigan. Approximately 60% of the pulp we use to make our tissue products is obtained from our Lewiston pulp mill. The remaining portion is purchased on the open market and consists primarily of hardwood pulp, which is used to enhance the quality of the tissue. We produce pulp and bleached paperboard in two facilities located in Cypress Bend, Arkansas and Lewiston, Idaho.

Discontinued Operations

On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets for $485.5 million in cash, after closing adjustments. The sale was completed in May 2002. In conjunction with the sale, we closed our Brainerd, Minnesota, printing papers mill and exited the coated printing papers business. As a result, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represents estimated costs associated with the write-down of the carrying value of the assets involved in the sale and the closure of the Brainerd facility, as well as other costs associated with our exit of the coated paper business. In December 2002, we recorded an additional after-tax charge of $14.6 million to adjust employee severance costs, the carrying value of the remaining Brainerd assets and other exit costs. Our exit from the printing papers business reflects a strategic realignment to focus on our natural resources, wood products and consumer tissue businesses, which we believe have the greatest potential for growth.

In late October 2002, we entered into a memorandum of understanding with a buyer for the sale of the Brainerd facility. The facility was sold on February 28, 2003, for $4.44 million in cash.

On June 3, 2002, we announced that we would close our Bradley hardwood sawmill in Warren, Arkansas, and exit the hardwood lumber business. An after-tax charge of $5.7 million was recorded for estimated asset write-down and closure costs. We sold the facility in August 2002. In December 2002, we reversed $1.6 million of the after tax charge to reflect the actual costs incurred for the closure and sale.

Environment

Information regarding environmental matters is included under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 29-30 of this report.

Employees

As of December 31, 2002, we had approximately 4,300 full time employees. The workforce consisted of approximately 1,000 salaried, 3,300 hourly and 100 temporary or part-time employees. As of December 31, 2002, approximately 55% of the workforce were covered under collective bargaining agreements.

Our lumber mill in Warren, Arkansas, experienced an hourly employee work stoppage totaling 23 work days in the third quarter of 2002, due to an impasse in negotiations on a new labor contract. An agreement was reached with representatives of the International Association of Machinists & Aerospace Workers Union and the affected employees returned to work on September 3.

Hourly union labor contracts expiring in 2003 are set forth below.

Contract Expiration Date	Location	Union	Approximate Number of Hourly Employees
May 5	Wood Products Division & Resource Management Division Prescott, Arkansas	International Association of Machinists & Aerospace Workers	150
September 1	Fire Department Lewiston, Idaho	Paper, Allied-Industrial, Chemical and Energy Workers International Union	20

ITEM 2.    PROPERTIES

For information regarding our timberlands, see the discussion under the heading “Resource” on pages 2-4 of this report. Our principal manufacturing facilities at December 31, 2002, which are all owned by us except as noted, together with their respective 2002 annual capacities and production, are as follows:

	Capacity(A)	Production(A)
Wood Products
Oriented Strand Board Mills: (B)
Bemidji, Minnesota	535,000 msf	532,000 msf
Cook, Minnesota	435,000 msf	415,000 msf
Grand Rapids, Minnesota	375,000 msf	335,000 msf
Sawmills:
Prescott, Arkansas	200,000 mbf	197,000 mbf
Warren, Arkansas(C)	200,000 mbf	157,000 mbf
Lewiston, Idaho	165,000 mbf	150,000 mbf
St. Maries, Idaho	100,000 mbf	96,000 mbf
Bemidji, Minnesota	90,000 mbf	88,000 mbf
Plywood Mill: (B)
St. Maries, Idaho	145,000 msf	123,000 msf
Particleboard Mill: (D)
Post Falls, Idaho	70,000 msf	63,000 msf
Pulp and Paper
Pulp Mills:
Cypress Bend, Arkansas	265,000 tons	263,000 tons
Lewiston, Idaho	505,000 tons	505,000 tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	285,000 tons	283,000 tons
Lewiston, Idaho	355,000 tons	346,000 tons
Tissue Mill:
Lewiston, Idaho	175,000 tons	174,000 tons
Tissue Converting Facilities:
Lewiston, Idaho	120,000 tons	119,000 tons
Benton Harbor, Michigan (E)	5,000 tons	3,000 tons
Las Vegas, Nevada	45,000 tons	42,000 tons

(A)	msf stands for thousand square feet; mbf stands for thousand board feet
(B)	3/8 inch panel thickness basis.
(C)	Amounts are for the softwood lumber sawmill only, the Bradley hardwood sawmill was closed in July 2002.
(D)	3/4 inch panel thickness basis.
(E)	Operated as a leased facility. Lease expires in May 2005.

ITEM 3.    LEGAL PROCEEDINGS

The company is not a party to any legal proceedings requiring disclosure under Item 3.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2003, and for the past five years concerning the executive officers of the company is as follows:

L. Pendleton Siegel (age 60), first elected an officer in 1983, has served as Chairman of the Board and Chief Executive Officer since May 1999. From May 1994 to May 1999, he was President and Chief Operating Officer. Mr. Siegel was elected a director of the company effective November 1997. He is a member of the Finance Committee of the Board of Directors.

Richard L. Paulson (age 61), first elected an officer in 1992, has served as President and Chief Operating Officer since May 1999. From May 1996 through April 1999, he was Vice President, Minnesota Pulp and Paper Division.

Richard K. Kelly (age 55), first elected an officer in 1999, has served as Vice President, Wood Products Division, since July 1999. From May 1999 to July 1999, he was Vice President, Western Wood Products Division. From April 1993 to May 1999, he was an appointed officer and served as Vice President, Western Wood Products Division.

Craig H. Nelson (age 46), first elected an officer in 1996, has served as Vice President, Consumer Products Division since January 2003. From May 2000 through December 2002 he was Vice President, Consumer Products and Paperboard Division. From May 1996 through May 2000, he was Vice President, Consumer Products Division.

John R. Olson (age 54), first elected an officer in 1999, has served as Vice President, Resource Management Division, since May 1999. From August 1998 through May 1999 he was an appointed officer serving as Vice President, Resource Management Division. From August 1992 to August 1998, he was Poplar Project Manager.

Harry D. Seamans (age 49), first elected an officer in 2003, has served as Vice President, Pulp and Paperboard Division since January 2003. From March 2000 through December 2002, he was Arkansas Pulp and Paperboard Mill Manager. From January 1993 through February 2000, he was an appointed officer serving as Vice President, Arkansas Pulp and Paperboard Division.

Gerald L. Zuehlke (age 54), first elected an officer in 1994, has served as Vice President, Finance, Chief Financial Officer and Treasurer since June 2000. From June 1994 to June 2000, he was Treasurer.

NOTE: The	aforementioned officers of the company are elected to hold office until the officer’s successor has been duly elected and has qualified or until the earlier of the officer’s death, resignation, retirement or removal by the board.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York, Chicago and Pacific Stock Exchanges. The quarterly and yearly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions in the Wall Street Journal for 2002 and 2001 were as follows:

	2002		2001
Quarter	High	Low	High	Low
1st	$34.44	$27.85	$34.88	$29.26
2nd	36.13	32.32	36.22	31.03
3rd	33.69	28.35	34.34	26.55
4th	29.88	23.88	29.80	24.90
Year	36.13	23.88	36.22	24.90

In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer (“long-term holders”) are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company’s charter. There were approximately 1,900 common stockholders of record at December 31, 2002.

The board of directors annually reviews and approves the dividend policy. The board considers a variety of factors in determining whether to pay a dividend and the dividend rate, including, among other things, conditions in the forest products industry and the economy generally, our operating results and cash flows, anticipated capital expenditures and compliance with the terms of our credit facility and senior subordinated notes that limit the payment of dividends on our common stock. The quarterly dividend rate is subject to change from time to time based on the board’s business judgment with respect to these and other relevant factors. Quarterly dividend payments per common share for 2002 and 2001 were:

Quarter	2002	2001
1st	$.15	$.435
2nd	.15	.435
3rd	.15	.15
4th	.15	.15

	$.60	$1.17

ITEMS 6, 7, 7A and 8

The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

		Page Number
ITEM 6.	Selected Financial Data	17
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-30
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 8.	Financial Statements and Supplementary Data	31-59

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of our company is set forth under the heading “Election of Directors” on pages 3-6 of our definitive proxy statement, dated March 28, 2003, for the 2003 annual meeting of stockholders (the “2003 Proxy Statement”), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 8 of the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information set forth under the heading “Compensation of the Named Executive Officers” on pages 9-11 of the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of management set forth under the heading “Stock Ownership” on pages 7-8 of the 2003 Proxy Statement is incorporated herein by reference.

The following table provides certain information as of December 31, 2002, with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,836,357	$36.67	793,963
Equity compensation plans not approved by security holders	—	—	—

Total	2,836,357	$36.67	793,963

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED STOCKHOLDER MATTERS

Information set forth under the heading “Certain Transactions” on page 6 of the 2003 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of Potlatch’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Potlatch’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Potlatch’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Potlatch in reports that it files or submits under the Exchange Act is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of that evaluation, there were no significant changes in Potlatch’s internal controls or in other factors that could significantly affect these controls, nor were there any corrective actions with regard to significant deficiencies or material weaknesses.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Consolidated Financial Statements

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 16 of this Form 10-K.

Financial Statement Schedules

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 16 of this Form 10-K.

Reports on Form 8-K

A current report on Form 8-K was filed on December 16, 2002, announcing the election of Michael T. Riordan to our Board of Directors, effective December 31, 2002.

A current report on Form 8-K was filed on December 20, 2002, announcing the death of Board of Directors member Richard A. Clarke. The report also announced the appointment of Harry D. Seamans and Craig H. Nelson to the positions of Vice President, Pulp and Paperboard Division and Vice President, Consumer Products Division, respectively, effective January 1, 2003, in conjunction with our decision to reorganize the Consumer Products and Paperboard Division into two separate divisions.

Exhibits

Exhibits are listed in the Exhibit Index on pages 60-62 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION (Registrant)

By:	/s/ L. PENDLETON SIEGEL
L. Pendleton Siegel Chairman of the Board and Chief Executive Officer

Date:  March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 7, 2003, by the following persons on behalf of the company in the capacities indicated.

/S/ L. PENDLETON SIEGEL By: L. Pendleton Siegel	Director and Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ RICHARD L. PAULSON By: Richard L. Paulson	President and Chief Operating Officer (Principal Operating Officer)

/S/ GERALD L. ZUEHLKE By: Gerald L. Zuehlke	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ TERRY L. CARTER By: Terry L. Carter	Controller (Principal Accounting Officer)

* Boh A. Dickey	Director

* Jerome C. Knoll	Director

* Gregory L. Quesnel	Director

* Michael T. Riordan	Director

* Judith M. Runstad	Director

* Frederick T. Weyerhaeuser	Director

* Dr. William T. Weyerhaeuser	Director

*By:	/S/ MALCOLM A. RYERSE
Malcolm A. Ryerse (Attorney-in-fact)

CERTIFICATIONS

I, L. Pendleton Siegel, certify that:

1.    I have reviewed this annual report on Form 10-K of Potlatch Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ L. PENDLETON SIEGEL
L. Pendleton Siegel Chief Executive Officer

Date:  March 7, 2003

CERTIFICATIONS

I, Gerald L. Zuehlke, certify that:

1.    I have reviewed this annual report on Form 10-K of Potlatch Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GERALD L. ZUEHLKE
Gerald L. Zuehlke Chief Financial Officer

Date:  March 7, 2003

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

Page Number
Selected Financial Data	17
Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-30
Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000	31

Consolidated Balance Sheets at December 31, 2002 and 2001	32

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	33

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	34

Summary of Principal Accounting Policies	35-38

Notes to Consolidated Financial Statements	39-57

Independent Auditors’ Report	58

Schedules:

II. Valuation and Qualifying Accounts	59

All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

SELECTED FINANCIAL DATA

(Dollars in thousands — except per-share amounts)

	2002	2001	2000	1999	1998
Net sales	$1,286,217	$1,274,585	$1,293,193	$1,343,773	$1,243,506
Earnings (loss) from continuing operations	(50,933)	(56,566)	(33,393)	52,210	29,406
Net earnings (loss)	(234,381)	(79,445)	(33,214)	40,947	37,232
Net cash provided by (used for) operations	(69,144)	34,474	72,384	191,422	145,622
Working capital	102,693	612,384	745,052	780,003	687,210
Current ratio	1.4 to 1	2.1 to 1	2.7 to 1	3.1 to 1	3.2 to 1
Long-term debt (including current portion)	$638,252	$1,150,125	$801,874	$712,121	$722,134
Stockholders’ equity	430,791	707,304	813,236	921,039	930,906
Long-term debt to stockholders’ equity ratio	1.5 to 1	1.6 to 1	.99 to 1	.77 to 1	.78 to 1
Capital expenditures	$51,614	$42,679	$142,812	$65,277	$58,544
Total assets	1,616,326	2,487,146	2,542,445	2,446,500	2,377,306
Basic net earnings (loss) from continuing operations per common share	$(1.79)	$(2.00)	$(1.17)	$1.80	$1.01
Basic net earnings (loss) per common share	(8.23)	(2.81)	(1.16)	1.41	1.28
Average common shares outstanding (in thousands)	28,462	28,282	28,523	28,947	29,000
Diluted net earnings (loss) from continuing operations per common share	$(1.79)	$(2.00)	$(1.17)	$1.80	$1.01
Diluted net earnings (loss) per common share	(8.23)	(2.81)	(1.16)	1.41	1.28
Average common shares outstanding, assuming dilution (in thousands)	28,462	28,282	28,523	28,967	29,020
Cash dividends per common share	$.60	$1.17	$1.74	$1.74	$1.74

Certain amounts for 1998-2001 have been reclassified for discontinued operations and to conform to the 2002 presentation. See Note 17, Discontinued Operations, on pages 51-52 of the financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 15 manufacturing facilities, located primarily in Arkansas, Idaho and Minnesota. As of December 31, 2002, our business was organized into three segments: (i) Resource, which manages our timberlands and supplies wood fiber to our manufacturing segments and to third parties; (ii) Wood Products, which manufactures oriented strand board (OSB), plywood, lumber and particleboard; and (iii) Pulp and Paper, which manufactures consumer tissue, bleached paperboard and bleached softwood market pulp. As a result of management changes effective in January 2003, the Pulp and Paper segment was split into two separate business segments, the Consumer Products segment and the Pulp and Paperboard segment. In 2003 results for these two segments will be reported separately, with prior year amounts reclassified for comparative purposes.

In May 2002, we exited our Printing Papers segment, which produced primarily high-grade coated printing papers and bleached hardwood market pulp. We sold our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets to a domestic subsidiary of Sappi Limited for $485.5 million in cash, after closing adjustments. We closed our Brainerd, Minnesota, printing papers mill at the same time. In late October 2002 we entered into a memorandum of understanding with a buyer for the sale of the Brainerd facility. The facility was sold on February 28, 2003, for $4.44 million in cash. The sale of the printing papers business reflects a strategic realignment to focus on our natural resources, wood products and consumer tissue businesses, which we believe have the greatest potential for growth.

In June 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002.

For the year 2002, the Printing Papers segment and the Bradley hardwood mill have been accounted for and reported as discontinued operations. Our consolidated financial statements and this discussion reflect the reclassification of these operations as discontinued operations for all periods presented.

Certifications with respect to this annual report on Form 10-K by our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, appear on pages 14-15 of this report. Certifications as required by Section 906 of the Sarbanes-Oxley Act have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

Critical Accounting Policies

Our principal accounting policies are discussed on pages 35-38 of this Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

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

Restructuring and other charges.    In 2000, 2001 and 2002 we recorded charges for the restructuring of our salaried workforce, the closure of a plywood manufacturing plant and the reduction of the hourly workforce at another site. In May 2002 we also completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota. In July 2002 we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. These events required us to record estimates of liabilities for employee benefits, demolition, environmental clean-up and other costs at the time of the event, and these estimated liabilities could differ materially from actual costs incurred.

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

Factors Influencing Our Results of Operations

Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses, such as wood fiber and energy costs, changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions and other factors.

Our operating results generally reflect the cyclical pattern of the forest products industry. Historical prices for our products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our pulp and paper products is primarily affected by the general state of the global economy, and the economies in North America and east Asia in particular.

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. Our wood products are subject to competition from manufacturers in North and South America. In addition, our pulp-based products, other than tissue products, are globally-traded commodity products. Because our competitors are located throughout the world, variations in exchange rates between the U.S. dollar and other currencies significantly affect our competitive position compared to our international competitors. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors are currently lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases.

Energy has become one of our most volatile operating expenses over the past several years. Substantial price increases commenced in late 2000 and continued in the first half of 2001, before moderating in the second half of 2001. These price increases were substantial and contributed to the net losses we incurred during these periods. Energy prices returned to more normal historical levels in 2002, which had a favorable effect on our results compared to 2001. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for energy. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our timberlands provided approximately 52% of log requirements for our sawmill and plywood manufacturing facilities in 2002 and an average of approximately 63% over the past five calendar years, after adjustment for our exit from the hardwood lumber business. Including logs used for pulp and OSB, the percentages of our fiber requirements supplied by our timberlands were approximately 30% in 2002 and an average of approximately 38% over the past five calendar years, adjusted for our exit from the printing papers and hardwood lumber businesses. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels, changes in our manufacturing capacity and changes in the amount of timber sales to third parties. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset dispositions, have significantly affected our results of operations in recent periods. In September 2000, we closed our plywood mill in Jaype, Idaho, as a result of poor plywood markets, lack of adequate raw materials and long-term transportation concerns. In January 2001, we completed a modernization and expansion of our OSB mill in Cook, Minnesota, which resulted in an increase in annual production capacity from 250.0 million square feet to 435.0 million square feet. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited and exited the printing papers business. In August 2002, we sold a hardwood sawmill in Arkansas and exited the hardwood lumber business. We are currently in the process of constructing a tissue machine in Las Vegas, Nevada, which we anticipate will increase our tissue-making capacity by 30,000 tons a year when completed in early 2004. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

At December 31, 2002, our business was organized into three reporting segments: Resource, Wood Products, and Pulp and Paper. Sales or transfers between segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment sales represent a significant portion of the Resource segment’s total net sales. Intersegment sales represent a substantially lower percentage of net sales for our other segments.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales. Additionally, in discussing our operating results we refer to net sales realizations, which for each product line are calculated by subtracting freight from net sales and then dividing the result by relevant quantities of the product shipped for the period. We believe net sales realizations are helpful in showing trends in the pricing of our products.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales of $1,286.2 million for the year ended December 31, 2002, were slightly higher compared to net sales of $1,274.6 million recorded for the year ended December 31, 2001. Increases in Resource and Wood Product segment net sales of $27.3 million and $11.8 million, respectively, were partially offset by a decrease in net sales for the Pulp and Paper segment of $27.5 million. Resource sales were greater due to increased sales to external customers, while Wood Products net sales increased as a result of an increase in OSB net sales. The decrease in net sales for Pulp and Paper was primarily due to lower net sales for paperboard.

Expenses for depreciation, amortization and cost of fee timber harvested were $115.5 million for the year ended December 31, 2002, an increase of $.5 million from the prior year amount of $115.0 million.

For the year ended December 31, 2002, materials, labor and other operating expenses increased $18.9 million or 2% to $1,102.1 million from $1,083.1 million in 2001. Repair and maintenance expense and wood fiber costs were higher in 2002, but were partially offset by lower energy costs.

Selling, general and administrative expenses totaled $83.2 million for the year ended December 31, 2002, compared to 2001’s expense of $86.3 million. The change was primarily due to bad debt expense incurred in 2001 as a result of a $2.2 million charge related to the insolvency of a pulp broker. In 2002, we expensed the remaining balance due from the pulp broker, totaling $.8 million, after it was determined that collection was not reasonably likely to occur. In addition, bank fees were lower in 2002 versus 2001.

The following three charges were included in the “Restructuring and other charges” line in the Statements of Operations:

•	In 2002 we recorded a $9.0 million pre-tax charge for costs associated with the elimination of 106 salaried production and administrative positions. We expect to record an additional $.4 million during the first half of 2003 for costs related to terminated employees whose services have been retained beyond the initial 60-day period following the announced job elimination, as required by Statement of Financial Accounting Standards (SFAS) No. 146. As of December 31, 2002, 82 employees had been terminated, three had assumed other positions within the company as a result of job openings, and 21 were scheduled for termination in the first half of 2003. We expect to pay all material costs related to the reduction by the end of the first half of 2003.

•	In March 2001, we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In September 2001, an additional $.4 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The plan permanently reduced the workforce by 124 hourly production and maintenance positions. As of December 31, 2001, all material costs associated with the plan had been incurred.

•	In December 2001, we reversed $1.8 million of an $18.5 million pre-tax charge, taken in September 2000, for costs associated with the closure of our Jaype, Idaho, plywood mill. Our initial estimate of the cost to close the mill included expected costs for some aspects of maintenance and demolition that were not incurred.

Interest expense was $59.9 million for the year ended December 31, 2002, substantially less than the $77.9 million charged against income in 2001. The decrease reflected our net reduction of over $470 million of debt during 2002.

We incurred one-time, pre-tax costs of $15.4 million during 2002 related to our early retirement of over $380 million of outstanding debt. These costs included cash fees and premiums of $10.6 million and the non-cash write-off of related debt financing costs totaling $4.8 million.

For the year ended December 31, 2002, “Other income, net” totaled $15.2 million, compared to expense of $2.2 million in 2001. The 2002 amount was largely due to gains from the sale of nonstrategic timberland and other surplus land sales, interest income and recreational fee income. The 2001 amount included an $11.1 million charge for the cost of equipment removed from service and deferred litigation costs associated with our lawsuit against Beloit Corporation. Interest income of $2.6 million and gains from asset sales of $3.9 million partially offset the charge.

For the year ended December 31, 2002, we recorded an income tax benefit of $32.6 million, reflecting our net loss from continuing operations before taxes, based on an estimated tax rate of 39%. For the year ended December 31, 2001, we recorded an income tax benefit of $36.2 million, also reflecting a tax rate of 39%.

We recorded a net loss from continuing operations of $50.9 million for the year ended December 31, 2002, compared to a net loss from continuing operations of $56.6 million for the year ended December 31, 2001.

We incurred a pre-tax loss on our discontinued operations of $300.7 million in 2002. The discontinued operations included our former Printing Papers segment and a hardwood sawmill. Included in the amount was $276.2 million for loss on the disposition of the properties and $24.5 million in operational losses. In 2001 these operations incurred pre-tax losses of $37.5 million.

Our net loss for 2002 was $234.4 million, compared to $79.4 million in 2001. The unfavorable comparison was due to recognition of the substantial charge for our discontinued operations.

In December, as a result of market declines in our pension assets in the second half of 2002 and a reduction in the discount rate from 7.25% to 6.75%, we recorded in “Other comprehensive loss” an adjustment for a minimum pension liability totaling $33.2 million, after tax. The charge is reflected in the Balance Sheets as an adjustment to Stockholders’ equity. We do not expect pension contributions or expense in 2003 to be materially affected by the charge or discount rate change.

Discussion of business segments

The Resource segment reported operating income of $62.6 million for the year ended December 31, 2002, up from $55.3 million reported in 2001. Segment net sales were $404.5 million, compared to $405.8 million in 2001. A decrease in internal net sales was largely offset by increased net sales realizations and higher sales volumes to third parties in Idaho, Minnesota and Arkansas. Resource segment expenses decreased 2% to $342.0 million in 2002, compared to $350.5 million in 2001. Decreased purchases of residual fiber reduced costs but were partially offset by increased logging costs.

The Wood Products segment incurred an operating loss of $27.0 million for the year ended December 31, 2002, compared to an operating loss of $26.6 million incurred in 2001. Market conditions were difficult for our wood products due to the industry’s oversupply position, which persisted throughout the year, despite a positive new home construction environment. Foreign imports continued to affect pricing during all of 2002, even after imposition of a U.S. duty on Canadian products beginning in May. Net sales for the segment were $509.2 million, slightly higher compared to $502.3 million reported in 2001. Net sales of oriented strand board increased 12% in 2002, to $187.3 million, due to a 13% increase in shipments. A small decrease in lumber shipments, combined with slightly lower net sales realizations, resulted in a net sales decrease to $249.8 million from $251.9 million in 2001. Net sales of plywood decreased 14% to $34.9 million. Plywood shipments were down 17%, due in large part to lower production in 2002 compared to 2001. Production was higher in 2001 due to extra shifts above the normal operating schedule at our St. Maries, Idaho, mill. Net sales of particleboard were $14.1 million, compared to $15.8 million in 2001. Expenses were $536.2 million for the segment in 2002, compared to $528.9 million in 2001. Higher wood fiber costs were partially offset by small declines in energy and labor costs. Wood fiber costs were higher due in large part to the full year’s operation of the Cook, Minnesota, oriented strand board mill. The mill was shut down for a portion of the first quarter of 2001 to complete a modernization and expansion project.

The Pulp and Paper segment reported a slight loss of less than $.1 million in 2002, versus an operating loss of $14.5 million in 2001. Segment net sales decreased to $725.4 million for 2002, compared to $751.7 million in 2001. The decrease was due to lower net sales realizations for paperboard and tissue, combined with a decrease in paperboard shipments. Paperboard net sales declined 6% to $395.1 million from $420.6 million in 2001 due to a 6% decline in net sales realizations. The markets for paperboard reflected the difficult general economic conditions in 2002, as well as increased competition from international producers of paperboard. Consumer tissue product net sales realizations were down 3%, resulting in a decline in 2002 net sales to $315.7 million from $317.7 million in 2001. A $1.2 million increase in pulp net sales, due to a 12% increase in shipments, partially offset the decrease in paperboard and tissue net sales. Segment expenses were $725.4 million in 2002, compared to $766.2 million in 2001. Energy expense was significantly lower in 2002 but was partially offset by higher repair and maintenance expense and wood fiber costs. Repair and maintenance expense was higher due to a scheduled major maintenance shutdown at the Cypress Bend, Arkansas, pulp and paperboard mill and some equipment improvements at the Lewiston, Idaho, pulp and paperboard mill. Included in expenses for 2001 was an $11.1 million charge related to our Beloit Corporation lawsuit and bad debt expense of $2.2 million related to the pulp broker insolvency.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales of $1,274.6 million for the year ended December 31, 2001, were slightly less than net sales of $1,293.2 million recorded for the year ended December 31, 2000. The decrease was largely due to a decrease in net sales for the Wood Products segment. Net sales for Wood Products fell by $41.1 million, as a result of net sales decreases in OSB, plywood and particleboard. The decrease in net sales for the segment was partially offset by an increase in net sales for the Pulp and Paper segment, which benefited from increased net sales of tissue products. Pulp and Paper segment net sales increased by $21.7 million in 2001. Resource segment net sales were $38.1 million, comparable to 2000’s $37.2 million.

Expenses for depreciation, amortization and cost of fee timber harvested were $115.0 million for the year ended December 31, 2001, an increase of $6.3 million from the prior year amount of $108.7 million. The increase was primarily due to increased amortization expense as a result of our debt refinancing activities during the second quarter of 2001 and increased depreciation in the Wood Products segment related to the Cook OSB mill.

For the year ended December 31, 2001, materials, labor and other operating expenses rose by 4% to $1,083.1 million from $1,044.9 million in 2000. An increase in the overall volume of product shipments in 2001 and higher energy costs were largely responsible for the increase. Energy costs were $14.6 million higher in 2001, and included a $1.2 million net charge for fair value adjustments to natural gas derivative hedging contracts used during the year.

Selling, general and administrative expenses totaled $86.3 million for the year ended December 31, 2001, a slight increase from 2000’s expense of $85.5 million. The increase was primarily due to increased bad debt expense incurred in 2001 as a result of a $2.2 million charge related to the insolvency of a pulp broker, and was partially offset by cost savings from the reduction in our salaried workforce in June 2000 and a decline in selling expenses related to our consumer tissue products.

The following three charges were included in the “Restructuring and other charges” line in the Statements of Operations:

•	In March 2001, we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In September 2001, an additional $.4 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The plan permanently reduced the workforce by 124 hourly production and maintenance positions. As of December 31, 2001, all material costs associated with the plan had been incurred.

•	In 2000, we recorded a $27.9 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of our salaried production and administrative workforce. In establishing the initial liability, we estimated 261 employees would be terminated. As of December 31, 2001 and 2000, a total of 273 employees had been terminated under the reduction and reorganization plan. As of December 31, 2001, $27.0 million had been recorded against the accrued liability associated with the charge. All remaining costs associated with the workforce reduction program were paid in the first half of 2002.

•	In September 2000, we recorded an $18.5 million pre-tax charge for costs associated with the closure of our Jaype, Idaho, plywood mill. As of December 31, 2000, five salaried and 200 hourly production and maintenance employees had been terminated due to the closure. As of December 31, 2001, a total of five salaried and 207 hourly production and maintenance employees had been terminated due to the closure. As of December 31, 2001, $16.5 million had been recorded against the accrued liability associated with the charge, which represented all material costs we expect to incur. Our initial estimate of the cost to close the mill included expected costs for some aspects of maintenance and demolition that were not incurred. As a result, in December 2001 we reversed $1.8 million of the liability and recorded it as income.

Interest expense was $77.9 million for the year ended December 31, 2001, a substantial increase compared to the $59.4 million charged against income in 2000. The increase reflected greater indebtedness in 2001 as well as a higher overall weighted average interest rate on our outstanding debt.

For the year ended December 31, 2001, “Other expense, net” totaled $2.2 million, compared to expense of $3.0 million in 2000. The 2001 amount included an $11.1 million charge for the cost of equipment removed from service and deferred litigation costs associated with our lawsuit against Beloit Corporation, which were determined to be uncollectable due to a reduction in the value of assets available for distribution to unsecured creditors. Interest income of $2.6 million and gains from asset sales of $3.9 million partially offset the charge.

For the year ended December 31, 2001, we recorded an income tax benefit of $36.2 million, reflecting our net loss from continuing operations before taxes, based on an estimated tax rate of 39%. For the year ended December 31, 2000, we recorded a benefit of $21.3 million, also reflecting a tax rate of 39%.

We recorded a net loss from continuing operations of $56.6 million for the year ended December 31, 2001, compared to a net loss from continuing operations of $33.4 million for the year ended December 31, 2000.

We incurred a pre-tax loss on our discontinued operations of $37.5 million in 2001, compared to income of $.3 million in 2000. Discontinued operations included our former Printing Papers segment and a hardwood sawmill.

Our net loss, including discontinued operations, for 2001 was $79.4 million, compared to $33.2 million in 2000.

Discussion of business segments

The Resource segment reported operating income of $55.3 million for the year ended December 31, 2001, lower than the $61.4 million reported in 2000. Segment net sales increased to $405.8 million, compared to $352.3 million in 2000. The increase in net sales was due to increased wood fiber sales to our other operating segments in Arkansas, Idaho and Minnesota. Most of the increased volume was procured from outside sources and resold internally. Expenses for the Resource segment were $350.5 million in 2001, greater than the $290.9 million recorded in 2000 due to increased outside wood purchases and higher production costs.

The Wood Products segment’s operating loss of $26.6 million for the year ended December 31, 2001, was greater than the operating loss of $17.0 million incurred in 2000, which included an $18.5 million pre-tax charge related to the closure of our Jaype, Idaho, plywood mill. Difficult market conditions prevailed throughout 2001 and worsened in the fourth quarter, necessitating extended shutdowns during the holiday period at most of the segment’s mills, adversely affecting earnings. Net sales for the segment were $502.3 million, compared to $538.9 million reported in 2000. A decline in net sales realizations for all of the segment’s product lines was largely responsible for the sales decrease. Net sales of oriented strand board decreased 20% in 2001 to $167.2 million, net sales of plywood decreased 21% to $40.5 million, and net sales of particleboard decreased 19% to $15.8 million. An increased volume of shipments offset lower net sales realizations for lumber, as net sales increased to $251.9 million from $232.1 million in 2000. Expenses were $528.9 million for the segment in 2001, compared to $555.9 million in 2000. Wood fiber and energy costs increased in 2001, but overall expenses were lower due to the absence of operating costs related to the Jaype, Idaho, plywood mill, which we closed in September 2000.

The Pulp and Paper segment incurred an operating loss of $14.5 million in 2001, versus operating income of $12.9 million in 2000. Segment net sales increased to $751.7 million for 2001, compared to $730.1 million in 2000. The increase was due to a $35.1 million increase in tissue product net sales. Tissue product shipments were 8% higher, and net sales realizations increased 4% compared to the

2000 period. A $7.5 million decline in pulp net sales, due to an 8% decrease in shipments and a 41% decrease in net sales realizations, partially offset the increase in tissue product net sales. Market-related downtime at the segment’s Lewiston pulp and paperboard mill contributed to the unfavorable results for 2001. Higher energy and wood fiber costs, combined with increases in the volume of paperboard and tissue product shipments, were largely responsible for the $49.0 million increase in segment expenses. Also included in expenses for 2001 were the $11.1 million charge related to our Beloit Corporation lawsuit and bad debt expense of $2.2 million related to the pulp broker insolvency.

Liquidity and Capital Resources

At December 31, 2002, our financial position included long-term debt of $638.3 million, including current installments on long-term debt of $15.6 million. Long-term debt (including current installments and early maturing long-term debt) to stockholders’ equity was 1.48 to 1 at December 31, 2002, compared to 1.63 to 1 at December 31, 2001. Long-term debt at December 31, 2002 (including current installments and early maturing long-term debt) declined $511.9 million from the December 2001 balance due to normal payments on maturing debt of $132.6 million and the early retirement of $379.3 million of long-term debt, using a portion of the proceeds from the sale of the Printing Papers segment assets. Stockholders’ equity declined $276.5 million, largely due to a net loss of $234.4 million for 2002, the recording of a minimum pension liability adjustment of $33.2 million and dividend payments of $17.1 million.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2002 are as follows:

(Dollars in thousands)
2003	$15,607
2004	607
2005	1,608
2006	2,958
2007	6,759

In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use is restricted to the repayment of $15 million of our medium-term notes, bearing an interest rate of 9.42%, which mature on April 4, 2003.

We had working capital of $102.7 million at December 31, 2002, a decrease of $509.7 million from December 31, 2001. Items decreasing working capital included reductions in assets held for sale of $767.0 million, restricted cash of $83.1 million, short-term investments of $28.5 million and an increase in notes payable of $40.0 million. The decrease in working capital caused by these changes was partially offset by an increase in inventory of $52.1 million and decreases in current installments on long-term debt of $117.0 million, early maturing debt of $197.0 million and liabilities related to assets held for sale of $33.9 million.

Net cash used for operations in 2002 totaled $69.1 million, compared with cash provided by operations of $34.5 million in 2001 and $72.4 million in 2000. An increase in cash used for working capital items in 2002 accounts for a majority of the unfavorable comparison to 2001. The net decrease in cash generated in 2001 compared to 2000 resulted primarily from the following items: a 2001 net loss from continuing operations of $56.6 million versus a 2000 net loss of $33.4 million; a decrease in deferred taxes of $83.4 million in 2001 versus an increase of $18.3 million in 2000; and working capital changes contributing cash of $54.2 million in 2001 compared to using cash of $19.1 million in 2000.

Net cash provided by investing was $65.8 million in 2002, while net cash used for investing was $164.7 million in 2001 and $142.7 million in 2000. Cash was provided in 2002 largely from the use of restricted cash and short-term investments to repay long-term debt. Capital spending of $51.6 million in 2002 was modestly higher than the $42.7 million spent in 2001. In September 2002, we announced plans to spend $66 million to construct a new tissue machine in Las Vegas, Nevada. Spending on this project in 2002 totaled $19.2 million. The balance of capital spending in 2002 focused on routine general replacement, safety, forest resource and environmental projects. The increase in cash used in 2001 compared to 2000 was primarily attributable to the establishment of a restricted cash account totaling $98.2 million at December 31, 2001, and an increase in short-term investments of $30.5 million. These amounts were partially offset by lower capital expenditures, totaling $42.7 million in 2001 compared to $142.8 million in 2000. Capital spending in 2001 focused on routine general replacement, safety, forest resource and environmental projects. Approximately $4.0 million was spent for the completion of the modernization and expansion project at our Cook, Minnesota, OSB mill and another $6.5 million on development of our hybrid poplar plantation in Boardman, Oregon.

Authorized but unexpended capital appropriations totaled $93.3 million at December 31, 2002, all of which is budgeted for expenditure in 2003. As in 2002, spending in 2003 will be concentrated on the new tissue machine in Las Vegas as well as various routine general replacement, safety, forest resource and environmental projects. Spending on projects may be delayed due to the acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

Net cash used for financing totaled $484.0 million in 2002, compared to cash provided by financing of $84.2 million in 2001 and $73.8 million in 2000. The majority of cash used in 2002 was for the retirement of $511.9 million of long-term debt. As discussed above, we used restricted cash to repay our $100 million 6.25% Debentures, and we retired other debt using proceeds from asset sales. Notes payable increased $40.0 million, partially offsetting cash used for debt payments. The increase in cash provided by financing in 2001 compared to 2000 was due primarily to our debt restructuring completed in June 2001 in which we issued $450.0 million of debt, partially offset by debt repayments of $101.7 million and repayment of $188.9 million of notes payable. We also purchased less treasury stock in 2001, spending $10.5 million versus $25.9 million in 2000. In addition, our dividend payments declined substantially in 2001, to $33.1 million from $49.7 million paid in 2000, largely as a result of a dividend rate reduction announced in August 2001.

Cash from discontinued operations in 2002 totaled $488.9 million, most of which was cash received from the sale of our Printing Papers segment assets and the sale of our hardwood sawmill in Arkansas. In connection with the sale of our Printing Papers segment assets in May 2002, we were required under the terms of our bank credit facility to use the proceeds to repay $198.5 million under the term loan portion of our bank credit facility, and all outstanding debt under our revolving credit line at the date of sale, totaling $33.2 million. We also used a portion of the proceeds to retire approximately $164.9 million of additional debt. The discontinued operations generated cash of $42.9 million in 2001 and used cash of $4.2 million in 2000. These amounts were generally the result of the normal operating activities of the discontinued operations during 2001 and 2000.

Our current bank credit facility is comprised of a three-year revolving line of credit of up to $150.0 million that expires June 28, 2004, including a $70.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by our accounts receivable and inventory. As of December 31, 2002, $40.0 million was outstanding under the revolving line of credit and approximately $36.1 million of the revolving line of credit was used to support outstanding letters of credit. In December 2002 we converted $36.1 million of our floating rate municipal bonds to fixed-rate bonds, and retired the remaining $17.8 million of our floating rate municipal bonds. As a result, we cancelled the related letters of credit under the bank credit facility. During the third and fourth quarters of 2002, we negotiated amendments to our bank credit facility, which, among other changes, included reduction of commitments from $200 million to $150 million, approval of the conversion of our floating rate municipal bonds to fixed-rate bonds and revisions to certain financial covenants.

Both the agreement governing our credit facility and the indenture governing our $250 million 10% senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. We have obtained an amendment to our credit facility modifying the interest coverage ratio calculation, and as a result of this modification, we were in compliance with the covenants of our credit facility as of December 31, 2002.

We believe that our cash, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months. When our credit facility expires in June 2004, we will either need to extend the facility or enter into a new credit facility. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our credit facility so that future borrowings thereunder will be available to us. This will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

At December 31, 2001, Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., Moody’s Investors Service Inc. and Fitch, Inc. rated our senior unsecured long-term debt BBB-, Baa3 and BBB-, respectively, all with a negative outlook. In addition, all three organizations listed us on CreditWatch with negative implications. On July 12, 2002, Standard & Poor’s announced that it had affirmed its ratings on our debt, including our BBB- corporate rating, and removed us from CreditWatch. On September 23, 2002, it announced that its ratings and outlook would remain unchanged at BBB- with a negative outlook following the announcement that our Board of Directors had approved $66 million to construct a new tissue machine in Las Vegas, Nevada. During the second quarter of 2002 Fitch affirmed our BBB- rating, classified us as stable, and removed us from CreditWatch. Moody’s rating of our debt has remained unchanged at Baa3 with a negative outlook. On January 30, 2003, Standard & Poor’s announced that it had lowered our senior unsecured debt rating to BB+ and affirmed our senior secured bank loan rating at BBB-. The ratings downgrade by Standard & Poor’s caused the interest rate on our $100 million Credit Sensitive Debentures to increase from 9.425% to 12.5%, effective January 30, 2003.

Since December 1999, we have been authorized under a stock repurchase program to repurchase up to two million shares of our common stock. Under the plan, purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. Through December 31, 2001, a total of 910,900 shares had been acquired under the stock repurchase program. No shares were acquired in 2002, and we do not expect to repurchase additional common stock in the foreseeable future.

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

Environment

We are subject to extensive federal and state environmental regulations at our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations and endangered species. We endeavor to comply with all environmental regulations and regularly monitor our activities for such compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $1 million during 2002 and are budgeted to be approximately $1 million in 2003.

In early 1998 the Environmental Protection Agency (EPA) published the “Cluster Rule” regulations specifically applicable to the pulp and paper industry. These extensive regulations govern both air and water emissions. During 2001, we completed modifications to process equipment and operating procedures to comply with Phase I of the regulations. Phase II of the regulations relates to control of high volume, low concentration emissions at kraft pulp mills, and our compliance efforts are scheduled to be completed in 2006 at an expected cost of approximately $5 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

Our pulp mill at Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System (NPDES) permit. As allowed by federal regulations, we are operating under an NPDES permit which expired in 1997, but which continues to be in force until the effective date of a new NPDES permit. Negotiations for a new permit have been ongoing since its expiration. The EPA published a draft NPDES permit in December 1999, which includes an end-of-the-pipe discharge temperature requirement of 68 degrees Fahrenheit to be achieved within five years of the date a new permit becomes effective. Meeting this requirement would necessitate installation of refrigeration equipment at a total capital cost between $25 million and $30 million. Discussions are ongoing with the EPA and other agencies involved in the reissuance of the NPDES permit. There are regional precedents for a higher temperature limit. Compliance with a higher temperature limit, should it be allowed, could be achieved with process modifications and less costly equipment configurations than refrigeration. If we are required to install and operate the refrigeration equipment, we believe the pulp mill will be substantially less competitive than similar mills, none of which face such requirements.

The EPA is currently developing its Total Maximum Daily Load (TMDL) regulations for temperature. This process is not expected to be completed until late 2003, and may clarify the requirements to be placed on the Lewiston mill discharge. The currently proposed temperature TMDL, in conjunction with recently promulgated Idaho Water Quality Standards, would require considerably less significant temperature reduction to our discharge, consistent with other pulp mill discharges in the region. If approved as drafted, the new TMDL and water quality standards would likely result in a modification to our draft NPDES permit, allowing for a mixing zone for temperature, rather than an end-of-the-pipe temperature limit.

The EPA is currently developing environmental regulations, collectively known as Maximum Achievable Control Technology (MACT) rules, which could affect our wood products operations as well as our power boiler generating facilities. The MACT rules for power boiler facilities were proposed in November 2002, and those for wood products operations are not expected to be proposed until early 2003. Compliance is not expected to be required before 2006. We are currently studying the proposed MACT rules for power boiler operations, and after the proposed rules for wood products operations are published, we will be able to reasonably estimate the capital expenditures necessary for compliance, although we do not expect such compliance costs to have a material adverse effect on our competitive position.

We believe that our facilities are currently in substantial compliance with applicable environmental laws and regulations. We cannot assure, however, that situations which will give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations or changes in existing laws or regulations will not require significant expenditures by us.

Income Taxes

Our effective tax rate for 2002, 2001 and 2000 was 39.0 percent.

Quantitative and Qualitative Disclosures About Market Risks

Our exposure to market risks on our financial instruments includes interest rate risk on our bank credit facility. In December 2002 all of our other variable rate debt was converted to fixed-rate debt or was retired. As of December 31, 2002, we had $40.0 million of credit facility debt outstanding. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates.

All of our long-term debt is fixed-rate, and therefore changes in market interest rates do not expose us to risk for these financial instruments. However, in December 2001 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap has been designated as a fair value hedge and calls for the company to pay a variable interest amount, based on London Interbank Offered Rate (LIBOR) rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assume there is no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap is offset by a corresponding decrease or increase in the value of the underlying debt instrument.

At December 31, 2002, we were not a party to any derivative financial instruments other than the interest rate swap.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands — except per-share amounts)

	For the years ended December 31
	2002	2001	2000
Net sales	$1,286,217	$1,274,585	$1,293,193

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	115,469	115,033	108,722
Materials, labor and other operating expenses	1,102,065	1,083,141	1,044,894
Selling, general and administrative expenses	83,177	86,318	85,469
Restructuring and other charges (Note 15)	8,963	2,750	46,411

	1,309,674	1,287,242	1,285,496

Earnings (loss) from operations	(23,457)	(12,657)	7,697
Interest expense, net of capitalized interest of $300 ($1,032 in 2001 and $3,964 in 2000)	(59,882)	(77,853)	(59,438)
Debt extinguishment costs	(15,360)	—	—
Other income (expense), net (Note 16)	15,202	(2,221)	(3,001)

Loss before taxes on income	(83,497)	(92,731)	(54,742)
Provision (benefit) for taxes on income (Note 7)	(32,564)	(36,165)	(21,349)

Loss from continuing operations	(50,933)	(56,566)	(33,393)
Discontinued operations (Note 17):
Earnings (loss) from discontinued operations (including loss on disposal of $276,218, $0 and $0)	(300,734)	(37,507)	293
Income tax provision (benefit)	(117,286)	(14,628)	114

Net loss	$(234,381)	$(79,445)	$(33,214)

Other comprehensive loss:
Minimum pension liability adjustment, net of income tax benefit of $21,231	(33,207)	—	—

Comprehensive loss	$(267,588)	$(79,445)	$(33,214)

Net loss per common share:
Basic	$(8.23)	$(2.81)	$(1.16)
Diluted	(8.23)	(2.81)	(1.16)

Certain amounts for 2000 and 2001 have been conformed to the 2002 presentation.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands — except per-share amounts)

	At December 31
	2002	2001
ASSETS

Current assets:
Cash (Note 11)	$8,973	$7,475
Restricted cash (Notes 1 and 8)	15,069	98,200
Short-term investments (Note 11)	2,000	30,509
Receivables, net of allowance for doubtful accounts of $1,624 ($1,589 in 2001)(Notes 2 and 8)	117,919	118,632
Inventories (Notes 3 and 8)	159,798	107,713
Prepaid expenses (Note 7)	39,005	31,274
Assets held for sale (Note 17)	5,000	772,033

Total current assets	347,764	1,165,836

Land, other than timberlands	8,750	8,668
Plant and equipment, at cost less accumulated depreciation of $1,260,487 ($1,180,412 in 2001) (Note 4)	758,168	808,763
Timber, timberlands and related logging facilities, net (Note 5)	396,426	395,668
Other assets (Note 6)	105,218	108,211

	$1,616,326	$2,487,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable (Notes 8 and 11)	$40,000	$—
Current installments on long-term debt (Notes 8 and 11)	15,607	132,603
Accounts payable and accrued liabilities (Note 9)	189,452	189,916
Early maturing long-term debt (Note 8)	—	197,000
Liabilities related to assets held for sale (Note 17)	12	33,933

Total current liabilities	245,071	553,452

Long-term debt (Notes 8 and 11)	622,645	820,522
Other long-term obligations (Note 10)	261,165	195,258
Deferred taxes (Note 7)	56,654	210,610
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares	—	—
Common stock, $1 par value Authorized 40,000,000 shares, issued 32,721,980 shares	32,722	32,722
Additional paid-in capital	131,065	129,978
Retained earnings	409,692	661,144
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(33,207)	—
Common shares in treasury 4,143,329 (4,410,528 in 2001)	(109,481)	(116,540)

Total stockholders’ equity	430,791	707,304

	$1,616,326	$2,487,146

Certain amounts for 2001 have been conformed to the 2002 presentation.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31
	2002	2001	2000
CASH FLOWS FROM CONTINUING OPERATIONS
Net loss	$(234,381)	$(79,445)	$(33,214)
Adjustments to reconcile net loss to net operating cash flows:
Loss (earnings) from discontinued operations	14,955	22,879	(179)
Loss on disposal of discontinued operations	229,023	—	—
Depreciation, amortization and cost of fee timber harvested	115,469	115,033	108,722
Debt extinguishment costs	15,360	—	—
Deferred taxes	(153,956)	(83,351)	18,317
Other, net	(5,999)	5,114	(2,129)
Decrease in receivables	713	27,499	2,691
Decrease (increase) in inventories	(52,085)	19,077	(17,286)
Decrease (increase) in prepaid expenses	(7,731)	29,879	(37,386)
Increase (decrease) in accounts payable and accrued liabilities	9,488	(22,211)	32,848

Net cash provided by (used for) operations	(69,144)	34,474	72,384

CASH FLOWS FROM INVESTING
Decrease (increase) in restricted cash	83,131	(98,200)	—
Decrease (increase) in short-term investments	28,500	(30,500)	150
Additions to plant and equipment, and to land other than timberlands	(36,956)	(29,063)	(133,633)
Additions to timber, timberlands and related logging facilities	(14,658)	(13,616)	(9,179)
Disposition of plant and properties	8,097	10,581	3,151
Other, net	(2,333)	(3,893)	(3,149)

Net cash provided by (used for) investing	65,781	(164,691)	(142,660)

CASH FLOWS FROM FINANCING
Change in book overdrafts	(9,952)	(2,366)	415
Increase (decrease) in notes payable	40,000	(188,943)	67,479
Proceeds from long-term debt	—	450,000	100,000
Retirement of long-term debt	(511,873)	(101,749)	(10,247)
Premiums and fees on debt retirement	(10,584)	—	—
Long-term debt issuance fees	—	(15,553)	—
Issuance of treasury stock	8,146	6,620	952
Purchase of treasury stock	—	(10,453)	(25,892)
Dividends on common stock	(17,071)	(33,108)	(49,698)
Other, net	17,285	(20,293)	(9,256)

Net cash provided by (used for) financing	(484,049)	84,155	73,753

Cash from continuing operations	(487,412)	(46,062)	3,477
Cash from discontinued operations	488,910	42,880	(4,179)

Increase (decrease) in cash	1,498	(3,182)	(702)
Balance at beginning of year	7,475	10,657	11,359

Balance at end of year	$8,973	$7,475	$10,657

Net interest paid (net of amounts capitalized) in 2002, 2001 and 2000 was $65.1 million, $66.1 million and $59.3 million, respectively. Net income tax payments (refunds) in 2002, 2001 and 2000 were $(16.0) million, $.3 million and $.2 million, respectively.

Certain 2000 and 2001 amounts have been conformed to the 2002 presentation.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands — except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 1999	32,721,980	$32,722	$128,678	$856,609	$—	3,749,748	$(96,970)	$921,039
Exercise of stock options and stock awards	—	—	306	—	—	(35,102)	861	1,167
Shares purchased at cost	—	—	—	—	—	660,900	(22,253)	(22,253)
Put options	—	—	—	—	—	—	(4,240)	(4,240)
Premium on issuance of put options	—	—	—	—	—	—	435	435
Net loss	—	—	—	(33,214)	—	—	—	(33,214)
Common dividends $1.74 per share	—	—	—	(49,698)	—	—	—	(49,698)

Balance, December 31, 2000	32,721,980	$32,722	$128,984	$773,697	$—	4,375,546	$(122,167)	$813,236
Exercise of stock options and stock awards	—	—	5	—	—	(750)	19	24
Shares purchased at cost*	—	—	—	—	—	250,000	—	—
Issuance of treasury stock	—	—	989	—	—	(214,268)	5,608	6,597
Net loss	—	—	—	(79,445)	—	—	—	(79,445)
Common dividends, $1.17 per share	—	—	—	(33,108)	—	—	—	(33,108)

Balance, December 31, 2001	32,721,980	$32,722	$129,978	$661,144	$—	4,410,528	$(116,540)	$707,304
Exercise of stock options and stock awards	—	—	141	—	—	(25,050)	662	803
Issuance of treasury stock	—	—	946	—	—	(242,149)	6,397	7,343
Net loss	—	—	—	(234,381)	—	—	—	(234,381)
Minimum pension liability adjustment	—	—	—	—	(33,207)	—	—	(33,207)
Common dividends, $.60 per share	—	—	—	(17,071)	—	—	—	(17,071)

Balance, December 31, 2002	32,721,980	$32,722	$131,065	$409,692	$(33,207)	4,143,329	$(109,481)	$430,791

*	Represents shares purchased pursuant to previously issued put option contracts. The cost of the shares ($10,453) was recorded in treasury stock at the time the put option contract was issued.

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

Potlatch Corporation is an integrated forest products company with substantial timber resources. We are engaged principally in the growing and harvesting of timber and the manufacture and sale of wood products and pulp and paper products. Our timberlands and all of our manufacturing facilities are located within the continental United States. The primary market for our products is the United States, although we sell a significant amount of paperboard to countries in the Pacific Rim.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Earnings (Loss) Per Common Share

Earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	2002	2001	2000
Basic average common shares outstanding	28,461,817	28,281,785	28,522,659
Incremental shares due to:
Common stock options	—	—	—
Put options	—	—	—

Diluted average common shares outstanding	28,461,817	28,281,785	28,522,659

Incremental shares due to common stock options of 17,042 for the year ended December 31, 2002, common stock options of 2,162 and put options of 34,147 for the year ended December 31, 2001, and common stock options of 4,209 and put options of 40,039 for the year ended December 31, 2000, were not included in the diluted average common shares outstanding totals for 2002, 2001 and 2000 due to their antidilutive effect as a result of our net losses for each of those years. Stock options to purchase 1,981,907, 2,508,375 and 2,025,050 shares of common stock for 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

Stock Based Compensation

We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock based compensation. No compensation cost has been recognized when options are granted under the plans, as all stock options are granted with an exercise price equal to market value at the grant date. Had compensation costs for the plans been determined based on the fair value at the grant dates for option awards under those plans as prescribed by SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

	2002	2001	2000
	(Dollars in thousands — except per-share amounts)
Net loss, as reported	$(234,381)	$(79,445)	$(33,214)
Stock based employee compensation determined under SFAS No. 123, net of tax	(1,912)	(1,993)	(2,568)

Pro forma net loss	$(236,293)	$(81,438)	$(35,782)

Basic and diluted loss per share, as reported	$(8.23)	$(2.81)	$(1.16)
Pro forma basic and diluted loss per share	(8.30)	(2.88)	(1.25)

Inventories

Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine cost of logs, lumber, plywood, particleboard and chips. The average cost method is used to determine cost of all other inventories.

Properties

Property, plant and equipment are valued at cost less accumulated depreciation. Depreciation of buildings, equipment and other depreciable assets is determined using the straight-line method of depreciation. Estimated useful lives range from 30 to 40 years for buildings and structures and 2 to 25 years for equipment.

Timber, timberlands and related logging facilities are valued at cost, net of the cost of fee timber harvested and depreciation or amortization. Cost of fee timber harvested is determined annually based on costs incurred and the related current estimated recoverable volume. Recoverable volume includes growth that has occurred to-date and does not include any anticipated future cost or future growth. Permit timber is timber purchased under contracts where the company does not own the underlying land. The cost of permit timber is capitalized in timber accounts, and these costs are classified as depletion expense as the volume of timber is harvested.

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

Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

The provision for taxes on income is based on earnings or loss reported in the financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported earnings and taxable income using current tax laws and rates.

Environment

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities are established in accordance with SFAS No. 5. We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. Currently, we are not aware of any material environmental liabilities and have accrued for only specific minor environmental remediation costs we believe are likely to be incurred.

Revenue Recognition

We recognize revenue from product sales to our customers when title and risk of loss pass to the customer, which generally occurs upon shipment. In the case of export sales, title may not pass until the product reaches a foreign port.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. We believe adoption of this Statement will not have a material adverse effect on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the commitment date of a plan. We adopted SFAS No. 146 in November 2002 and applied its provisions to our announced elimination of 106 salaried positions.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock Based Compensation.” The Statement provides additional guidance in accounting and reporting for stock based compensation and was effective upon issuance. We have adopted the applicable provisions of SFAS No. 148 in this report.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Note 1.    Restricted Cash

In June 2001, under the terms of our bank credit facility, we placed $96.6 million of the proceeds from borrowings under the credit facility into an interest-bearing escrow account. The escrow account’s use was restricted to the repayment of our $100 million 6.25% Debentures, which occurred on March 15, 2002.

In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use is restricted to the repayment of $15 million of our medium-term notes, which mature on April 4, 2003.

Note 2.    Receivables, net

The receivables balance at December 31, 2002 and 2001 includes approximately $22.3 million due to settlements reached with the Internal Revenue Service for the years 1989 through 1994. The settlements exceed the threshold amount that requires review by the congressional Joint Committee on Taxation. The review is currently in process.

Note 3.    Inventories

	2002	2001
	(Dollars in thousands)
Logs, pulpwood, chips and sawdust	$25,212	$12,260
Lumber and other manufactured wood products	14,954	8,809
Pulp, paper and converted paper products	79,690	48,348
Materials and supplies	39,942	38,296

	$159,798	$107,713

Valued at lower of cost or market:
Last-in, first-out basis	$36,125	$18,505
Average cost basis	123,673	89,208

	$159,798	$107,713

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $22.4 million higher at December 31, 2002, and $19.3 million higher at December 31, 2001. In 2002, reductions in quantities of LIFO inventories (primarily due to operations sold in 2002) valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by approximately $3.2 million ($.11 per common share).

Note 4.    Plant and Equipment

	2002	2001
	(Dollars in thousands)
Land improvements	$58,724	$59,433
Buildings and structures	283,585	282,701
Machinery and equipment	1,590,695	1,561,960
Other	56,890	56,890
Construction in progress	28,761	28,191

	$2,018,655	$1,989,175

Depreciation charged against income amounted to $84.5 million in 2002 ($85.1 million in 2001 and $83.4 million in 2000).

Authorized but unexpended appropriations for capital projects totaled $93.3 million at December 31, 2002, all of which is budgeted to be expended in 2003. We have capital commitments totaling approximately $45.0 million in 2003 related to our construction of a new tissue machine in Las Vegas, Nevada.

Note 5.    Timber, Timberlands and Related Logging Facilities

	2002	2001
	(Dollars in thousands)
Timber and timberlands	$347,853	$348,287
Related logging facilities	48,573	47,381

	$396,426	$395,668

The cost of timber harvested from company-owned lands amounted to $10.6 million in 2002 ($8.9 million in 2001 and $8.3 million in 2000). The cost of permit timber harvested from non-company owned lands amounted to $15.8 million in 2002 ($14.8 million in 2001 and $14.3 million in 2000). Amortization of logging roads and related facilities amounted to $2.0 million in 2002 ($2.4 million in 2001 and $2.1 million in 2000).

Note 6.    Other Assets

	2002	2001
	(Dollars in thousands)
Pension assets	$81,582	$81,092
Other	23,636	27,119

	$105,218	$108,211

Note 7.    Taxes on Income

The provision (benefit) for taxes on income is comprised of the following:

	2002	2001	2000
	(Dollars in thousands)
Current	$535	$438	$1,517
Deferred	(150,385)	(51,231)	(22,752)

Provision (benefit) for taxes on income	$(149,850)	$(50,793)	$(21,235)

The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

	2002	2001	2000
	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$(134,481)	$(45,583)	$(19,057)
State and local taxes, net of federal income tax benefits	(14,985)	(5,079)	(2,123)
All other items	(384)	(131)	(55)

Provision (benefit) for taxes on income	$(149,850)	$(50,793)	$(21,235)

Effective tax rate	39.0%	39.0%	39.0%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2002	2001
	(Dollars in thousands)
Plant and equipment	$(214,677)	$(358,766)
Timber, timberlands and related logging facilities	(53,341)	(50,154)
Postretirement benefits	68,794	63,522
Alternative minimum tax	43,867	58,235
Net operating loss carryforward	71,565	92,346
Employee benefits	19,108	19,250
Pensions	(3,709)	(21,601)
Discontinued operations	26,663	—
Other, net	10,300	12,805

Net deferred tax liability	(31,430)	(184,363)
Current deferred tax assets(1)	(25,224)	(26,247)

Net noncurrent deferred tax liabilities	$(56,654)	$(210,610)

(1)	Included in “Prepaid expenses” in the Balance Sheets.

As of December 31, 2002 and 2001, we had $183.5 million and $236.8 million, respectively, of net operating loss carryforwards that will expire in 18 to 19 years. We expect that sufficient taxable income will be generated in the future to utilize these carryforwards and therefore have not provided any valuation allowance with respect to them.

Our federal income tax returns have been examined, and we have reached final settlement for all tax years through 1988. Settlements have been reached with the Internal Revenue Service for the years 1989 through 1994. The settlements exceed the threshold amount that requires review by the congressional Joint Committee on Taxation. The review is currently in process. The years 1995 through 2001 are currently under examination. In the opinion of management, adequate provision had been made at December 31, 2002, for income taxes that might be due as a result of these audits, and any resulting assessments will have no material effect on our consolidated earnings.

Note 8.    Debt

	2002	2001
	(Dollars in thousands)
Revenue bonds fixed-rate 5.9% to 7.75% due 2002 through 2026	$171,628	$136,774
Revenue bonds variable rate due 2007 through 2030	—	99,892
Debentures 6.25% due 2002	—	99,996
Debentures 6.95% due 2015	22,469	99,851
Credit sensitive debentures 9.125% due 2009	100,000	100,000
Medium-term notes fixed-rate 8.27% to 9.46% due 2002 through 2022	94,050	164,500
Term loan variable rate due 2002 through 2005	—	199,000
Senior subordinated notes 10% due 2011	250,000	250,000
Other notes	105	112

	638,252	1,150,125
Less current installments on long-term debt	15,607	132,603
Less early maturing long-term debt	—	197,000

Long-term debt	$622,645	$820,522

In 2002, we retired $63.7 million of our variable rate revenue bonds, using proceeds from asset sales. In December 2002, we converted the remaining floating rate municipal bonds to fixed-rate bonds. The interest rates received on the converted bonds ranged from 6.125% to 7.75%. All other terms of the converted bonds remained identical to the variable rate version.

We repaid our 6.25% debentures due March 15, 2002 using the funds contained in an interest-bearing escrow account, which were restricted to that use.

The interest rate payable on the 9.125% credit sensitive debentures is subject to adjustment in accordance with the table below if certain changes in the debt rating of the debentures occur. In March 2001, Moody’s adjusted its rating on our senior debt to Baa3 and in June 2001, Standard & Poor’s (S&P) adjusted its rating to BBB-. Accordingly, the interest rate applied to the credit sensitive debentures increased from 9.125% to 9.425%. On January 30, 2003, S&P lowered its rating on our senior debt to BB+, causing the interest rate to increase from 9.425% to 12.5% effective that date.

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 - Aa3	AA+ - AA-	8.925
A1 - Baa2	A+ - BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

In June 2001, we obtained a new credit facility, which provided for aggregate borrowings up to $400.0 million in the form of a four-year term loan in the amount of $200.0 million and a three-year revolving line of credit of up to $200.0 million. Our obligations under the credit facility were secured by approximately 130,000 acres of our timberlands in Arkansas and our accounts receivable and inventory. On December 31, 2001, $199.0 million was outstanding under the four-year term loan and no borrowings were outstanding under the revolving line of credit. Upon consummation of the sale of the Printing Papers segment assets in May 2002, all outstanding amounts under our bank credit facility became due and payable, including the four-year term loan. Accordingly, amounts outstanding under the four-year term loan at December 31, 2001, of which $2.0 million was due within one year and $197.0 million was due in 2003 and later years, were classified as current liabilities. After repayment of the four-year term loan, that portion of the credit facility was no longer available to us. The revolving line of credit portion of the credit facility was reduced to $150.0 million on December 18, 2002, and at December 31, 2002, we had borrowed $40.0 million. As a result of an amendment to the credit facility negotiated after the repayment of the four-year term loan, borrowings under the credit facility are no longer secured by our Arkansas timberlands.

Our 10% senior subordinated notes due 2011 are unsecured and are subordinated to our senior notes and our credit facility.

Both the agreement covering our credit facility and the indenture governing our senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, make capital expenditures, or change the nature of our business. Our credit facility also contains financial maintenance covenants. We have obtained an amendment to our credit facility modifying the interest coverage ratio calculation, and as a result of this modification, we were in compliance with the covenants of our credit facility as of December 31, 2002.

In December 2001, we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap has been designated as a fair value hedge and calls for the company to pay a variable interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assume there is no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap is offset by a corresponding decrease or increase in the value of the underlying debt instrument.

Payments due on long-term debt during each of the five years subsequent to December 31, 2002, are as follows:

(Dollars in thousands)
2003	$15,607
2004	607
2005	1,608
2006	2,958
2007	6,759

Note 9.    Accounts Payable and Accrued Liabilities

	2002	2001
	(Dollars in thousands)
Trade accounts payable	$44,371	$37,184
Accrued wages, salaries and employee benefits	51,015	45,369
Accrued taxes other than taxes on income	11,066	11,977
Accrued interest	15,005	19,710
Accrued taxes on income	13,059	15,233
Book overdrafts	16,030	25,982
Accrued restructuring, mill closure and divestiture charges	8,659	1,203
Other	30,247	33,258

	$189,452	$189,916

Note 10.    Other Long-Term Obligations

	2002	2001
	(Dollars in thousands)
Postretirement benefits	$176,394	$162,877
Pension and related liabilities	69,747	22,795
Other	15,024	9,586

	$261,165	$195,258

Note 11.    Disclosures about Fair Value of Financial Instruments

Estimated fair values of our financial instruments are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Cash, restricted cash and short-term investments	$26,042	$26,042	$136,184	$136,184
Current notes payable	40,000	40,000	—	—
Long-term debt	638,252	659,818	1,150,125	1,160,243
Interest rate swaps	8,491	8,491	1,294	1,294

For short-term investments, current notes payable and interest rate swaps, the carrying amount approximates fair value. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

Note 12.    Retirement, Savings and Other Postretirement Benefit Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2002, 2001 and 2000 we made matching 401(k) contributions on behalf of employees of $7.3 million, $8.9 million and $9.8 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

The change in benefit obligation, change in plan assets, funded status and related balance sheet amounts for company-sponsored benefit plans are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
	2002	2001	2002	2001
	(Dollars in thousands)
Benefit obligation at beginning of year	$527,039	$510,763	$219,129	$172,799
Service cost	10,605	13,178	3,723	3,243
Interest cost	36,979	35,754	16,205	12,942
Plan amendments	2,560	829	—	(1,045)
Actuarial losses (gains)	16,619	(1,475)	37,084	38,018
Curtailments	—	—	(18,272)	5,372
Special termination benefits	—	—	—	317
Mergers, sales and closures	(30,603)	2,835	—	—
Benefits paid	(38,092)	(34,845)	(15,456)	(12,517)

Benefit obligation at end of year	525,107	527,039	242,413	219,129

Fair value of plan assets at beginning of year	615,269	666,906	22,198	35,413
Actual return on plan assets	(67,821)	(19,458)	(3,909)	(3,084)
Employer contribution	1,215	2,666	—	—
Mergers, sales and closures	(39,181)	—	—	—
Benefits paid	(38,092)	(34,845)	(8,476)	(10,131)

Fair value of plan assets at end of year	471,390	615,269	9,813	22,198

Funded status	(53,717)	88,230	(232,600)	(196,931)
Unrecognized prior service cost (benefit)	16,411	29,347	(8,614)	(9,254)
Unrecognized net loss (gain)	109,399	(53,270)	64,820	43,308
Unrecognized net transition asset	(37)	(75)	—	—

Prepaid (accrued) benefit cost	$72,056	$64,232	$(176,394)	$(162,877)

The projected benefit obligation, accumulated benefit obligation and value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $262.4 million, $259.1 million and $196.5 million, respectively, at December 31, 2002, and $36.9 million, $33.2 million and $18.7 million, respectively, at December 31, 2001.

As of December 31, 2002, $70.6 million of minimum pension liabilities for underfunded plans was included in other long-term liabilities, with corresponding intangible assets of $16.2 million and a charge of $33.2 million to stockholders’ equity, which is net of deferred taxes of $21.2 million. As of December 31, 2001, minimum pension liabilities totaled $2.2 million, with corresponding intangible assets of the same amount.

Net periodic costs (benefit) were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2002	2001	2000	2002	2001	2000
	(Dollars in thousands)
Service cost	$10,605	$13,178	$13,944	$3,723	$3,243	$3,360
Interest cost	36,979	35,754	34,181	16,205	12,942	11,641
Expected return on plan assets	(62,686)	(60,453)	(55,553)	(1,620)	(2,847)	(3,691)
Amortization of prior service cost	2,296	3,356	3,075	(820)	(833)	(717)
Recognized actuarial loss (gain)	(5,037)	(5,378)	(3,586)	2,790	—	—
Recognized net initial asset	(37)	(45)	(172)	—	—	—
Other	—	—	—	—	—	58

Net periodic cost (benefit)	$(17,880)	$(13,588)	$(8,111)	$20,278	$12,505	$10,651

The pension benefits presented above exclude an estimated cost of $.2 million for a salaried workforce reduction in 2002, a cost of $2.7 million in 2001 for an hourly workforce reduction program and $1.9 million in 2000 for a salaried workforce reduction program and a mill closure, which are included in “Restructuring and other charges” in the Statements of Operations. The postretirement costs presented above exclude an estimated cost of $2.0 million for a salaried workforce reduction in 2002, $.5 million in 2001 for an hourly workforce reduction program and $3.9 million in 2000 for a salaried workforce reduction program, which are included in “Restructuring and other charges” in the Statements of Operations.

The pension benefits presented above also do not reflect a cost of $11.0 million related to the sale of Printing Papers segment assets and subsequent closure of a printing papers facility, as well as $.2 million for the sale of a lumber mill. Postretirement costs of $.2 million and $.2 million, respectively, as a result of these events are also excluded from the costs presented above. The combined costs of $11.6 million are included in “Loss from discontinued operations.”

Due to our recent exit from the coated printing papers business and the resulting reduction in the number of salaried and hourly employees, we believe that our relative costs should decline in the future for pension and postretirement benefits.

Weighted average assumptions as of December 31 were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2002	2001	2000	2002	2001	2000
Discount rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	5.00	5.00	—	—	—

The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation is 9.00% for 2002. The rate is assumed to decrease one percent annually to 6.00% in 2005 and remain at that level thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$2,650	$(2,212)
Effect on postretirement benefit obligation	27,393	(23,272)

Hourly employees at two of our manufacturing facilities participate in a multi-employer defined benefit pension plan, the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) Pension Fund, to which we make contributions. We also make contributions to a trust fund established to provide retiree medical benefits for these employees, which is managed by PACE. Company contributions to these plans in 2002, 2001 and 2000 amounted to $6.2 million, $6.1 million and $5.2 million, respectively.

Note 13.    Stock Compensation Plans

We currently have three fixed stock option plans under which options are issued and outstanding. All of these plans have received shareholder approval. Options are granted with an exercise price equal to market value at the grant date and prior to 1995 may have included a stock appreciation right. Options may also be issued in the form of restricted stock and other share-based awards, none of which were outstanding at December 31, 2002. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares and 1.4 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively. At December 31, 2002, no shares were available for future use under the 1989 Stock Incentive Plan, while approximately 5,000 shares and 789,000 shares were authorized for future use under the 1995 and 2000 Stock Incentive Plans, respectively.

A summary of the status of our stock options as of December 31, 2002, 2001 and 2000 and changes during those years is presented below:

	2002		2001		2000
Options	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at January 1	2,993,000	$38.63	2,664,025	$40.41	2,529,850	$41.97
Granted	378,300	24.87	488,275	28.69	469,575	32.06
Shares exercised	(25,050)	32.06	(750)	32.63	(18,900)	29.96
SARs exercised	—	—	(4,050)	32.63	(16,400)	30.37
Canceled or expired	(509,893)	39.67	(154,500)	38.08	(300,100)	41.65

Outstanding at December 31	2,836,357	36.67	2,993,000	38.63	2,664,025	40.41

Options exercisable	2,263,594	39.33	2,287,312	41.38	1,984,437	42.29
Options outstanding which include a stock appreciation right	78,600		120,350		142,225
Shares reserved for future grants	793,963		834,145		1,248,680
Fair value of options granted during the year	$7.20		$10.02		$5.77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 2.41, 2.09 and 5.43 percent; stock volatility of ..2538, .275 and .2707; risk free rate of return of 4.17, 5.28 and 5.21 percent; and expected term of 10 years for all grants.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 12/31/02	Weighted Avg. Exercise Price
$23.88 to $29.32	775,850	9.49 years	$26.82	203,087	$28.69
$32.06 to $37.75	813,857	6.04 years	34.93	813,857	34.93
$41.25 to $48.25	1,246,650	4.44 years	43.93	1,246,650	43.93

$23.88 to $48.25	2,836,357	6.28 years	36.67	2,263,594	39.33

Note 14.    Segment Information

As of December 31, 2002, our operations were divided into three reporting segments: Resource, Wood Products and Pulp and Paper, based upon similarities in product lines, manufacturing processes, marketing and management of our businesses. The Resource segment manages our timberland base, provides wood fiber to the manufacturing segments and sells wood fiber to third parties. The Wood Products segment produces oriented strand board, lumber, plywood and particleboard. The Pulp and Paper segment produces paperboard, consumer tissue and pulp. As a result of management changes effective in January 2003, the Pulp and Paper segment was split into two separate business segments, the Consumer Products segment and the Pulp and Paperboard segment. In 2003, results for these two segments will be reported separately, with prior year amounts reclassified for comparative purposes.

We exited our Printing Papers segment in May 2002 when a majority of the segment’s assets were sold to a domestic subsidiary of Sappi Limited. We also closed and sold a hardwood sawmill during the third quarter of 2002. Prior year amounts presented in the tables below have been adjusted for these discontinued operations.

The reporting segments follow the same accounting policies used for our consolidated financial statements and described in the summary of significant accounting policies with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

	2002	2001	2000
	(Dollars in thousands)
Segment Sales:
Resource	$404,504	$405,810	$352,324

Wood products:
Oriented strand board	187,293	167,182	208,067
Lumber	249,790	251,891	232,137
Plywood	34,915	40,529	51,550
Particleboard	14,083	15,833	19,481
Other	23,077	26,858	27,680

	509,158	502,293	538,915

Pulp and paper:
Paperboard	395,085	420,588	426,537
Tissue	315,662	317,696	282,625
Pulp	14,659	13,426	20,906

	725,406	751,710	730,068

	1,639,068	1,659,813	1,621,307
Elimination of intersegment sales	(352,851)	(385,228)	(328,114)

Total consolidated net sales	$1,286,217	$1,274,585	$1,293,193

Intersegment Sales or Transfers:(1)
Resource	$339,169	$367,737	$315,116
Wood products	12,489	17,450	12,948
Pulp and paper	1,193	41	50

Total	$352,851	$385,228	$328,114

Operating Income (Loss):
Resource	$62,554	$55,337	$61,395
Wood products	(27,031)	(26,562)	(17,046)
Pulp and paper	(15)	(14,473)	12,929
Eliminations and adjustments	(3,389)	2,058	1,534

	32,119	16,360	58,812
Corporate Items:
Administration expense	(37,872)	(35,222)	(25,664)
Interest expense	(59,882)	(77,853)	(59,438)
Other, net	(17,862)	3,984	(28,452)

Consolidated loss before taxes on income	$(83,497)	$(92,731)	$(54,742)

Depreciation, Amortization and Cost of Fee Timber Harvested:
Resource	$28,791	$26,527	$25,260
Wood products	30,591	30,530	26,978
Pulp and paper	52,894	53,745	55,383

	112,276	110,802	107,621
Corporate	3,193	4,231	1,101

Total	$115,469	$115,033	$108,722

	2002	2001	2000
	(Dollars in thousands)
Assets:
Resource	$432,036	$434,293	$430,583
Wood products	353,693	357,581	293,741
Pulp and paper	677,749	663,909	751,980

	1,463,478	1,455,783	1,476,304
Assets held for sale	5,000	772,033	839,411
Corporate	147,848	259,330	226,730

Total consolidated assets	$1,616,326	$2,487,146	$2,542,445

Capital Expenditures:
Resource	$15,346	$14,132	$20,499
Wood products	8,520	14,572	73,480
Pulp and paper	27,418	13,898	48,200

	51,284	42,602	142,179
Corporate	330	77	633

Total	$51,614	$42,679	$142,812

(1)	Intersegment sales for 2000-2002, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales by our Resource segment to the Wood Products, Printing Papers and Pulp and Paper segments.

All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our net sales is summarized as follows:

	2002	2001	2000
	(Dollars in thousands)
United States	$1,189,825	$1,189,660	$1,171,091
Japan	48,224	33,771	51,713
Australia	4,881	4,378	7,245
Canada	9,090	8,731	11,185
China	12,303	9,327	22,135
Italy	6,543	7,450	9,510
Korea	11,210	13,501	8,031
Other foreign countries	4,141	7,767	12,283

Total consolidated net sales	$1,286,217	$1,274,585	$1,293,193

Note 15.    Restructuring and Other Charges

The following is a description of the charges included in the “Restructuring and other charges” line in the Statements of Operations.

In 2002 we recorded a $9.0 million pre-tax charge for costs associated with the elimination of 106 salaried production and administrative positions. We expect to record an additional $.4 million during the first half of 2003 for costs related to terminated employees whose services have been retained beyond the initial 60-day period following the announced job elimination, as required by SFAS No. 146. As of December 31, 2002, 82 employees had been terminated, three had assumed other positions within the company as a result of job openings, and 21 were scheduled for termination in the first half of 2003. We have recorded $3.8 million against the accrued liability associated with the charge at December 31, 2002. We expect to pay all material costs related to the reduction, which consists of severance compensation and employee benefits, by the end of the first half of 2003.

In March 2001, we recorded a $4.2 million pre-tax charge associated with a workforce reduction program at our pulp, paperboard and consumer products operations in Idaho. In September 2001, an additional $.4 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The program permanently reduced the workforce by 124 hourly production and maintenance positions. As of December 31, 2001, all material costs associated with the program, which consisted of cash payments and employee benefits, had been incurred.

In 2000 we recorded a $27.9 million pre-tax charge to cover costs associated with a company-wide reduction and reorganization of our salaried production and administrative workforce. In establishing the liability, we estimated 261 employees would be terminated. As of December 31, 2001, a total of 273 employees had been terminated under the reduction and reorganization program. As of December 31, 2002, all costs associated with the workforce reduction program, which consisted of severance compensation and employee benefits, had been incurred.

In September 2000, we recorded an $18.5 million pre-tax charge for costs associated with the closure of our Jaype, Idaho, plywood mill. As of December 31, 2001, a total of five salaried and 207 hourly production and maintenance employees had been terminated due to the closure. The mill was dismantled in 2001, with equipment and parts used at our other facilities or sold to outside bidders. As of December 31, 2001, $16.5 million had been recorded against the accrued liability associated with the charge, which represented all material costs we expected to incur. Our initial estimate of the cost to close the mill included expected costs for some aspects of maintenance and demolition that were not incurred. As a result, in December 2001, we reversed $1.8 million of the liability and recorded it as income.

Note 16.    Other Income (Expense), Net

	2002	2001	2000
	(Dollars in thousands)
Interest income	$1,939	$2,569	$192
Sale of timber and timberlands	6,297	3,933	2,212
Beloit Corporation charge	—	(11,116)	—
Other	6,966	2,393	(5,405)

	$15,202	$(2,221)	$(3,001)

Note 17.    Discontinued Operations

On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets for $485.5 million in cash, after closing adjustments. The sale was completed in May 2002. As a result of the transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represented estimated costs associated with the write-down of the carrying value of the assets involved in the sale and closure of the Brainerd facility, as well as other costs associated with exiting the coated paper business. In December 2002, we recorded an additional after-tax charge of $14.6 million to adjust employee severance costs, the carrying value of the remaining Brainerd assets and other exit costs. The charges and year-to-date operating losses of $13.9 million, after tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

In conjunction with the sale, we closed our Brainerd printing papers mill. In late October 2002 we entered into a memorandum of understanding with a buyer for the sale of the Brainerd facility. The facility was sold on February 28, 2003, for $4.44 million in cash.

On June 3, 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002. An initial after-tax charge of $5.7 million was recorded for estimated asset write-down and closure costs. In December 2002, we reversed $1.6 million of the initial charge, after tax, to reflect actual costs incurred for the closure and sale. The net charge and year-to-date operating losses of $1.0 million, after tax, are also presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

The assets and liabilities of the Printing Papers segment and the Bradley lumber mill are presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities at December 31 were as follows:

	2002	2001
	(Dollars in thousands)
Assets:
Cash	$—	$292
Receivables, net	—	40,715
Inventories	—	76,858
Land, other than timberlands	108	374
Plant and equipment, net	4,892	653,785
Other assets	—	9

Total assets held for sale	$5,000	$772,033

Liabilities:
Accounts payable and accrued liabilities	$12	$33,933

Note 18.    Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2002	2001	2002	2001	2002	2001	2002	2001*
	(Dollars in thousands — except per-share amounts)
Net sales	$318,189	$312,872	$333,178	$335,026	$324,060	$337,903	$310,790	$288,784

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	30,484	27,242	27,244	27,630	29,067	30,270	28,674	29,891
Materials, labor and other operating expenses	273,140	293,821	278,119	276,392	271,910	269,599	278,896	243,329
Selling, general and administrative expenses	22,019	20,194	20,928	20,848	20,814	22,037	19,416	23,239
Restructuring and other charges	—	4,217	—	—	—	353	8,963	(1,820)

	325,643	345,474	326,291	324,870	321,791	322,259	335,949	294,639

Earnings (loss) from operations	$(7,454)	$(32,602)	$6,887	$10,156	$2,269	$15,644	$(25,159)	$(5,855)

Loss from discontinued operations, net of tax	$(152,443)	$(1,590)	$(13,532)	$(5,884)	$(2,051)	$(4,262)	$(15,422)	$(11,143)

Net loss	$(167,381)	$(31,408)	$(20,089)	$(9,789)	$(12,433)	$(6,551)	$(34,478)	$(31,697)

Net loss per common share:
Basic	$(5.90)	$(1.11)	$(.70)	$(.35)	$(.43)	$(.23)	$(1.20)	$(1.12)
Diluted	(5.90)	(1.11)	(.70)	(.35)	(.43)	(.23)	(1.20)	(1.12)

*	Includes an $11.1 million pre-tax charge related to Beloit Corporation and a $2.2 million pre-tax charge related to the insolvency of a pulp broker.

Note 19.    Subsidiary Guarantors

A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of the obligations under our current credit facilities.

Consolidating statements of operations and comprehensive loss for the years ended December 31, 2002, 2001, and 2000 are as follows:

	For the year ended December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,286,217	$1,002	$(1,002)	$1,286,217

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	115,388	81	—	115,469
Materials, labor and other operating expenses	1,102,746	321	(1,002)	1,102,065
Selling, general and administrative expenses	82,782	395	—	83,177
Restructuring and other charges	8,963	—	—	8,963

	1,309,879	797	(1,002)	1,309,674

Earnings (loss) from operations	(23,662)	205	—	(23,457)
Interest expense	(59,882)	—	—	(59,882)
Debt extinguishment costs	(15,360)	—	—	(15,360)
Other income (expense), net	15,204	(2)	—	15,202

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(83,700)	203	—	(83,497)
Equity in net income of consolidated subsidiaries	124	—	(124)	—
Provision (benefit) for taxes on income	(32,643)	79	—	(32,564)

Earnings (loss) from continuing operations	(50,933)	124	(124)	(50,933)
Discontinued operations:
Loss from discontinued operations	(300,734)	(82)	82	(300,734)
Income tax benefit	(117,286)	(32)	32	(117,286)

Net earnings (loss)	$(234,381)	$74	$(74)	$(234,381)

Other comprehensive loss:
Minimum pension liability adjustment, net of income tax benefit	(33,207)	—	—	(33,207)

Comprehensive loss	$(267,588)	$74	$(74)	$(267,588)

	For the year ended December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,274,585	$1,061	$(1,061)	$1,274,585

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	114,948	85	—	115,033
Materials, labor and other operating expenses	1,083,941	261	(1,061)	1,083,141
Selling, general and administrative expenses	85,911	407	—	86,318
Restructuring and other charges	2,750	—	—	2,750

	1,287,550	753	(1,061)	1,287,242

Earnings (loss) from operations	(12,965)	308	—	(12,657)
Interest expense	(77,853)	—	—	(77,853)
Other expense, net	(2,221)	—	—	(2,221)

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(93,039)	308	—	(92,731)
Equity in net income of consolidated subsidiaries	188	—	(188)	—
Provision (benefit) for taxes on income	(36,285)	120	—	(36,165)

Earnings (loss) from continuing operations	(56,566)	188	(188)	(56,566)
Discontinued operations:
Earnings (loss) from discontinued operations	(37,507)	952	(952)	(37,507)
Income tax provision (benefit)	(14,628)	371	(371)	(14,628)

Net earnings (loss)	$(79,445)	$769	$(769)	$(79,445)

	For the year ended December 31, 2000
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,293,193	$1,069	$(1,069)	$1,293,193

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	108,589	133	—	108,722
Materials, labor and other operating expenses	1,045,544	419	(1,069)	1,044,894
Selling, general and administrative expenses	85,163	306	—	85,469
Restructuring and other charges	46,411	—	—	46,411

	1,285,707	858	(1,069)	1,285,496

Earnings from operations	7,486	211	—	7,697
Interest expense	(59,438)	—	—	(59,438)
Other expense, net	(3,001)	—	—	(3,001)

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(54,953)	211	—	(54,742)
Equity in net income of consolidated subsidiaries	129	—	(129)	—
Provision (benefit) for taxes on income	(21,431)	82	—	(21,349)

Earnings (loss) from continuing operations	(33,393)	129	(129)	(33,393)
Discontinued operations:
Earnings from discontinued operations	293	1,149	(1,149)	293
Income tax provision	114	448	(448)	114

Net earnings (loss)	$(33,214)	$830	$(830)	$(33,214)

Condensed consolidating balance sheets as of December 31, 2002 and 2001 are as follows:

	December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$8,811	$162	$—	$8,973
Restricted cash	15,069	—	—	15,069
Short-term investments	2,000	—	—	2,000
Receivables, net	117,758	161	—	117,919
Inventories	159,637	161	—	159,798
Prepaid expenses	39,006	(1)		39,005
Assets held for sale	5,000	—	—	5,000

Total current assets	347,281	483	—	347,764
Land, other than timberlands	8,354	396	—	8,750
Plant and equipment, at cost less accumulated depreciation	757,372	796	—	758,168
Timber, timberlands and related logging facilities	396,426	—	—	396,426
Other assets	106,464	—	(1,246)	105,218

	$1,615,897	$1,675	$(1,246)	$1,616,326

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$40,000	$—	$—	$40,000
Current installments on long-term debt	15,607	—	—	15,607
Accounts payable and accrued liabilities	189,323	129	—	189,452
Liabilities related to assets held for sale	12	—	—	12

Total current liabilities	244,942	129	—	245,071
Intercompany transfers	30,779	(30,779)	—	—
Long-term debt	622,645	—	—	622,645
Other long-term obligations	261,165	—	—	261,165
Deferred taxes	56,654	—	—	56,654
Stockholders’ equity	399,712	32,325	(1,246)	430,791

	$1,615,897	$1,675	$(1,246)	$1,616,326

	December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,391	$84	$—	$7,475
Restricted cash	98,200	—	—	98,200
Short-term investments	30,509	—	—	30,509
Receivables, net	118,509	123	—	118,632
Inventories	107,553	160	—	107,713
Prepaid expenses	31,274	—	—	31,274
Assets held for sale	770,784	1,249	—	772,033

Total current assets	1,164,220	1,616	—	1,165,836
Land, other than timberlands	8,272	396	—	8,668
Plant and equipment, at cost less accumulated depreciation	807,886	877	—	808,763
Timber, timberlands and related logging facilities	395,668	—	—	395,668
Other assets	109,457	—	(1,246)	108,211

	$2,485,503	$2,889	$(1,246)	$2,487,146

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$132,603	$—	$—	$132,603
Accounts payable and accrued liabilities	189,823	93	—	189,916
Early maturing long-term debt	197,000	—	—	197,000
Liabilities related to assets held for sale	34,023	(90)	—	33,933

Total current liabilities	553,449	3	—	553,452
Intercompany transfers	29,872	(29,872)	—	—
Long-term debt	820,522	—	—	820,522
Other long-term obligations	195,258	—	—	195,258
Deferred taxes	210,610	—	—	210,610
Stockholders’ equity	675,792	32,758	(1,246)	707,304

	$2,485,503	$2,889	$(1,246)	$2,487,146

Condensed consolidating statements of cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

	For the year ended December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net loss	$(234,455)	$74	$—	$(234,381)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	14,905	50	—	14,955
Loss on disposal of discontinued operations	229,023	—	—	229,023
Depreciation, amortization and cost of fee timber harvested	115,388	81	—	115,469
Deferred taxes	(153,956)	—	—	(153,956)
Working capital changes	(49,613)	(2)	—	(49,615)
Debt financing costs write-off	15,360	—	—	15,360
Other, net	(5,999)	—	—	(5,999)

Net cash provided by (used for) operating activities of continuing operations	(69,347)	203	—	(69,144)

Cash Flows From Investing
Decrease in restricted cash	83,131	—	—	83,131
Increase in short-term investments	28,500	—	—	28,500
Investments and advances from subsidiaries	394	(394)	—	—
Additions to plant and properties	(51,614)	—	—	(51,614)
Other, net	5,764	—	—	5,764

Net cash provided by (used for) investing activities of continuing operations	66,175	(394)	—	65,781

Cash Flows From Financing
Change in book overdrafts	(9,952)	—	—	(9,952)
Increase in notes payable	40,000	—	—	40,000
Retirement of long-term debt	(511,873)	—	—	(511,873)
Premiums and fees on debt retirement	(10,584)	—	—	(10,584)
Issuance of treasury stock	8,146	—	—	8,146
Dividends	(17,071)	—	—	(17,071)
Other, net	17,285	—	—	17,285

Net cash used for financing activities of continuing operations	(484,049)	—	—	(484,049)

Cash from continuing operations	(487,221)	(191)	—	(487,412)
Cash from discontinued operations	488,641	269	—	488,910

Increase in cash	1,420	78	—	1,498
Balance at beginning of period	7,391	84	—	7,475

Balance at end of period	$8,811	$162	$—	$8,973

	For the year ended December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(80,214)	$769	$—	$(79,445)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss (earnings) from discontinued operations	23,460	(581)	—	22,879
Depreciation, amortization and cost of fee timber harvested	114,948	85	—	115,033
Deferred taxes	(83,351)	—	—	(83,351)
Working capital changes	54,227	17	—	54,244
Other, net	5,114	—	—	5,114

Net cash provided by operating activities of continuing operations	34,184	290	—	34,474

Cash Flows From Investing
Increase in restricted cash	(98,200)	—	—	(98,200)
Increase in short-term investments	(30,500)	—	—	(30,500)
Investments and advances from subsidiaries	1,052	(1,052)	—	—
Additions to plant and properties	(42,679)	—	—	(42,679)
Other, net	6,696	(8)	—	6,688

Net cash used for investing activities of continuing operations	(163,631)	(1,060)	—	(164,691)

Cash Flows From Financing
Change in book overdrafts	(2,366)	—	—	(2,366)
Decrease in notes payable	(188,943)	—	—	(188,943)
Proceeds from long-term debt	450,000	—	—	450,000
Retirement of long-term debt	(101,749)	—	—	(101,749)
Long-term debt issuance fees	(15,553)	—	—	(15,553)
Issuance of treasury stock	6,620	—	—	6,620
Purchase of treasury stock	(10,453)	—	—	(10,453)
Dividends	(33,108)	—	—	(33,108)
Other, net	(20,293)	—	—	(20,293)

Net cash provided by financing activities of continuing operations	84,155	—	—	84,155

Cash from continuing operations	(45,292)	(770)	—	(46,062)
Cash from discontinued operations	42,157	723	—	42,880

Decrease in cash	(3,135)	(47)	—	(3,182)
Balance at beginning of period	10,526	131	—	10,657

Balance at end of period	$7,391	$84	$—	$7,475

	For the year ended December 31, 2000
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(34,044)	$830	$—	$(33,214)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss (earnings) from discontinued operations	522	(701)	—	(179)
Depreciation, amortization and cost of fee timber harvested	108,589	133	—	108,722
Deferred taxes	18,317	—	—	18,317
Working capital changes	(19,174)	41	—	(19,133)
Other, net	(2,129)	—	—	(2,129)

Net cash provided by operating activities of continuing operations	72,081	303	—	72,384

Cash Flows From Investing
Decrease in short-term investments	150	—	—	150
Investments and advances from subsidiaries	(540)	540	—	—
Additions to plant and properties	(142,812)	—	—	(142,812)
Other, net	2	—	—	2

Net cash provided by (used for) investing activities of continuing operations	(143,200)	540	—	(142,660)

Cash Flows From Financing
Change in book overdrafts	415	—	—	415
Increase in notes payable	67,479	—	—	67,479
Proceeds from long-term debt	100,000	—	—	100,000
Retirement of long-term debt	(10,247)	—	—	(10,247)
Issuance of treasury stock	952	—	—	952
Purchase of treasury stock	(25,892)	—	—	(25,892)
Dividends	(49,698)	—	—	(49,698)
Other, net	(9,256)	—	—	(9,256)

Net cash provided by financing activities of continuing operations	73,753	—	—	73,753

Cash from continuing operations	2,634	843	—	3,477
Cash from discontinued operations	(3,354)	(825)	—	(4,179)

Increase (decrease) in cash	(720)	18	—	(702)
Balance at beginning of period	11,246	113	—	11,359

Balance at end of period	$10,526	$131	$—	$10,657

INDEPENDENT AUDITORS’ REPORT

The Board of Directors:

We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2002 and 2001 and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 59. These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Portland, Oregon

January 24, 2003

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

Description	Balance at beginning of year	Amounts charged (credited) to costs and expenses	Deductions[1]	Balance at end of year
Reserve deducted from related assets:
Doubtful accounts –
Accounts receivable
Year ended December 31, 2002	$1,589	$881	$(846)	$1,624

Year ended December 31, 2001	$612	$3,832	$(2,855)	$1,589

Year ended December 31, 2000	$1,386	$—	$(774)	$612

[1]	Accounts written off, net of recoveries.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

EXHIBIT INDEX

Exhibit
(2)*

Asset Purchase Agreement, dated as of March 18, 2002, between Potlatch Corporation, Sappi Limited and Northern Holdings LLC, now known as Sappi Cloquet LLC, filed as Exhibit (2) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.),

(3)(a)	Restated Certificate of Incorporation, restated and filed with the state of Delaware on October 9, 2002.
(3)(c)*	By-laws, as amended through January 24, 2002, filed as Exhibit (3)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (“2001 Form 10-K”).
(4)	See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.
(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (“2000 Form 10-K”).
(4)(a)(i)*	Officers’ Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form 10-K.
(4)(a)(ii)*	Officers’ Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the 2001 Form 10-K.
(4)(b)*	Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective March 1, 1996, filed as Exhibit(10)(a) to the 2000 Form 10-K.
(10)(b)[1]*

Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of December 1, 1999, filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, filed as Exhibit (10)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (“1999 Form 10-K”).
(10)(c)(i)[1]*

Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2002, 2001 and 2000, filed as Exhibit (10)(c)(i) to the 2001 Form 10-K.

(10)(c)(ii)[1]*

Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2002, 2001 and 2000, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K.

(10)(d)[1]*

Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan (As Amended and Restated Effective January 1, 1989), filed as Exhibit (10)(d) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (“1998 Form 10-K”).

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the 1998 Form 10-K.
(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 18, 2000, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)(h)*

Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002, filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(i)[1]	Compensation of Directors, dated December 5, 2002.
(10)(j)[2]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K.

Exhibit
(10)(j)(i)[2]	Amendment No. 1 to Schedule A to Exhibit (10)(j).
(10)(k)[2]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K.
(10)(k)(i)[2]	Amendment No. 4 to Schedule A to Exhibit (10)(k).
(10)(l)[1]*	Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated December 2, 1999, filed as Exhibit (10)(l) to the 1999 Form 10-K.
(10)(l)(ii)[1]*

Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as Exhibit (10)(l)(ii) to the 2000 Form 10-K.

(10)(l)(iii)[1]*

Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998, filed as Exhibit (10)(l)(iii) to the 1998 Form 10-K.

(10)(m)(i)[1]*	Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements, filed as Exhibit (10)(m)(i) to the 1998 Form 10-K.
(10)(m)(ii)[1]*	Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements, filed as Exhibit (10)(m)(ii) to the 1998 Form 10-K.
(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan adopted December 7, 1995, as amended and restated December 2, 1999, filed as Exhibit (10)(n) to the 1999 Form 10-K.
(10)(n)(i)[1]*

Form of Stock Option Agreement used for employees for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995 filed as Exhibit (10)(n)(i) to the 2000 Form 10-K.

(10)(n)(ii)[1]*

Form of Addendum used in connection with the Stock Option Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the 2001 Form 10-K.

(10)(n)(iii)[1]*

Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 2001 Form 10-K.

(10)(n)(iv)[1]*

Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(iv) to the 1998 Form 10-K.

(10)(n)(v)[1]*

Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(v) to the 1998 Form 10-K.

(10)(n)(vi)[1]*

Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999, 2000, 2001 and 2002, filed as Exhibit (10)(n)(vi) to the 1999 Form 10-K.

(10)(n)(vii)[1]*

Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999 and 2000, filed as Exhibit (10)(n)(vii) to the 1999 Form 10-K.

(10)(o)*	Credit Agreement, dated as of June 29, 2001, filed as Exhibit (10)(p) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(10)(o)(i)*	First Amendment to Exhibit (10)(o), dated as of August 27, 2001, filed as Exhibit (10)(o)(i) to the 2001 Form 10-K.
(10)(o)(ii)*	Second Amendment to Exhibit (10)(o), dated as of December 19, 2001, filed as Exhibit (10)(o)(ii) to the 2001 Form 10-K.

Exhibit
(10)(o)(iii)*	Third Amendment to Exhibit (10)(o), dated as of January 24, 2002, filed as Exhibit (10)(o)(iii) to the 2001 Form 10-K.
(10)(o)(iv)*

Consent Letter, dated March 19, 2002, whereby lenders consent to the sale of Printing Papers segment assets to a domestic subsidiary of Sappi Limited, filed as Exhibit (10)(o)(iv) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10)(o)(v)*	Consent and Modification, dated June 12, 2002, amending the definition of Consolidated Net Worth, filed as Exhibit (10)(o)(v) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(10)(o)(vi)*	Fourth Amendment to Credit Agreement and Waiver, dated as of July 16, 2002, filed as Exhibit (10)(o)(vi) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(10)(o)(vii)*	Fifth Amendment to Credit Agreement and Waiver, dated as of September 9, 2002, filed as Exhibit (10)(o)(vii) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)(o)(viii)*	Consent and Modification dated September 11, 2002, filed as Exhibit (10)(o)(vii) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)(o)(ix)*	Consent and Modification dated September 27, 2002, filed as Exhibit (10)(o)(ix) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)(o)(x)*	Consent dated October 23, 2002, filed as Exhibit (10)(o)(x) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)(o)(xi)	Sixth Amendment to Exhibit (10)(o), dated as of December 18, 2002.
(10)(o)(xii)	Seventh Amendment to Exhibit (10)(o), dated as of January 23, 2003.
(10)(p)*	Severance arrangement with Phillip M. Baker, filed as Exhibit (10)(p) to the 2001 Form 10-K.
(12)	Computation of Ratio of Earnings to Fixed Charges.
(21)	Potlatch Corporation Subsidiaries.
(23)	Consent of Independent Auditors.
(24)	Powers of Attorney.

*	Incorporated by reference.
[1]	Management compensatory plan or arrangement.
[2]	Management contract.