Form 10-Q
period 2003-03-31
POTLATCH CORP
filed 2003-05-14
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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

The number of shares of common stock outstanding as of March 31, 2003:   28,640,098 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.    Financial Statements

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF OPERATIONS

Unaudited (Dollars in thousands—except per-share amounts)

	Three Months Ended March 31
	2003	2002
Net sales	$333,628	$318,189

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	26,859	30,484
Materials, labor and other operating expenses	290,504	272,065
Selling, general and administrative expenses	17,918	21,992
Restructuring charge	227	—

	335,508	324,541

Loss from operations	(1,880)	(6,352)

Interest expense	(12,762)	(18,626)
Interest income	67	490

Loss before taxes on income	(14,575)	(24,488)

Provision (benefit) for taxes on income (Note 3)	(5,684)	(9,550)

Loss from continuing operations	(8,891)	(14,938)
Discontinued operations (Note 4):
Loss from discontinued operations (including loss on disposal of $45 and $245,573)	(1,106)	(249,908)
Income tax benefit	(432)	(97,465)

Net loss	$(9,565)	$(167,381)

Net loss per common share from continuing operations (Note 5):
Basic	$(.31)	$(.53)
Diluted	(.31)	(.53)
Net loss per common share:
Basic	(.33)	(5.90)
Diluted	(.33)	(5.90)
Dividends per common share (annual rate)	.60	.60
Average shares outstanding (in thousands):
Basic	28,617	28,353
Diluted	28,617	28,353

Certain 2002 amounts have been conformed to the 2003 presentation.

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

2003 amounts unaudited (Dollars in thousands—except per-share amounts)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash	$12,165	$8,973
Restricted cash (Note 7)	15,114	15,069
Short-term investments	1,600	2,000
Receivables, net (Note 8)	126,396	117,919
Inventories (Note 9)	163,086	159,798
Prepaid expenses	37,984	39,005
Assets held for sale (Note 4)	—	5,000

Total current assets	356,345	347,764
Land, other than timberlands	8,911	8,750
Plant and equipment, at cost less accumulated depreciation	748,149	758,168
Timber, timberlands and related logging facilities	396,438	396,426
Other assets	108,895	105,218

	$1,618,738	$1,616,326

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$60,000	$40,000
Current installments on long-term debt	15,507	15,607
Accounts payable and accrued liabilities	192,581	189,452
Liabilities related to assets held for sale (Note 4)	—	12

Total current liabilities	268,088	245,071
Long-term debt	621,855	622,645
Other long-term obligations	259,882	261,165
Deferred taxes	50,538	56,654
Stockholders’ equity	418,375	430,791

	$1,618,738	$1,616,326

Stockholders’ equity per common share	$14.61	$15.07
Working capital	$88,257	$102,693
Current ratio	1.3:1	1.4:1

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited (Dollars in thousands)

	Three Months Ended March 31
	2003	2002
Cash Flows From Continuing Operations
Net loss	$(9,565)	$(167,381)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	647	2,644
Loss on disposal of discontinued operations	60	216,573
Depreciation, amortization and cost of fee timber harvested	26,859	30,484
Deferred taxes	(6,116)	(91,162)
Working capital changes	(11,059)	(4,313)

Net cash provided by (used for) operating activities of continuing operations	826	(13,155)

Cash Flows From Investing
Decrease (increase) in restricted cash	(45)	98,200
Decrease in short-term investments	400	30,500
Additions to plant and properties	(13,531)	(4,985)
Other, net	(3,356)	(8,029)

Net cash provided by (used for) investing activities of continuing operations	(16,532)	115,686

Cash Flows From Financing
Change in book overdrafts	3,944	(5,836)
Increase in notes payable	20,000	15,000
Retirement of long-term debt	(890)	(100,483)
Issuance of treasury stock	1,440	2,139
Dividends	(4,291)	(4,252)
Other, net	(5,086)	(3,907)

Net cash provided by (used for) financing activities of continuing operations	15,117	(97,339)

Cash from continuing operations	(589)	5,192
Cash from discontinued operations	3,781	(3,463)

Increase in cash	3,192	1,729
Balance at beginning of period	8,973	7,475

Balance at end of period	$12,165	$9,204

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2003 and 2002 were $10.9 million and $19.5 million, respectively. Net income tax payments for the three months ended March 31, 2003 and 2002 were $.1 million and $.2 million, respectively.

Certain 2002 amounts have been conformed to the 2003 presentation.

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

Unaudited (Dollars in thousands)

NOTE 1.    GENERAL – The accompanying condensed balance sheets at March 31, 2003, and December 31, 2002, the statements of operations and the condensed statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 18, 2002, we announced that we had signed a definitive agreement to sell a majority of the assets of our Printing Papers segment to a domestic subsidiary of Sappi Limited, and upon completion of the sale in May 2002, we exited the printing papers business. On June 3, 2002, we announced our intention to close our hardwood lumber mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002. As a result, the Printing Papers segment and the hardwood lumber mill operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements presented herein. Except for adjustments to the carrying value of the Printing Papers segment and hardwood lumber mill assets, made in conjunction with the announcements and pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature; there were no other material nonrecurring adjustments.

NOTE 2.    ACCOUNTING PRONOUNCEMENTS – We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. Adoption of this Statement did not have a material effect on our financial condition or results of operations.

NOTE 3.    INCOME TAXES – The income tax benefits presented in the statements of operations have been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarters ended March 31, 2003 and 2002.

NOTE 4.    DISCONTINUED OPERATIONS – On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets for $485.5 million in cash, after closing adjustments. The sale was completed in May 2002. As a result of the transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represented estimated costs associated with the write-down of the carrying value of the assets involved in the sale, the closure of the Brainerd facility and other costs associated with exiting the coated paper business. The Brainerd facility was sold on February 28, 2003, for $4.44 million in cash and an additional loss on disposal of less than $.1 million was recorded at that time.

On June 3, 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

For the first quarter of 2002, the after-tax charge of $149.8 million and operating losses of $2.6 million for the printing papers segment and the hardwood mill are classified as discontinued operations in the Statements of Operations, as required by SFAS No. 144. For the first quarter of 2003, operating losses at the Brainerd facility, as well as the minor additional loss on disposal of the facility, totaling $.7 million after-tax are classified as discontinued operations.

At December 31, 2002, the assets and liabilities of the Brainerd facility were presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Assets
Land, other than timberlands	$—	$108
Plant and equipment, net	—	4,892

Total assets held for sale	$—	$5,000

Liabilities
Accounts payable and accrued liabilities	$—	$12

NOTE 5.    LOSS PER COMMON SHARE – Loss per common share is computed by dividing the net loss and loss from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Three Months Ended March 31
	2003	2002
Basic average common shares outstanding	28,617,257	28,353,007
Incremental shares due to common stock options	—	—

Diluted average common shares outstanding	28,617,257	28,353,007

Incremental shares due to common stock options were not included in the diluted average common shares outstanding totals due to their antidilutive effect as a result of our net losses for the periods presented. The amounts not included for stock options totaled 0 for the three months ended March 31, 2003, and 14,803 for the three months ended March 31, 2002. Stock options to purchase 2,715,962 and 2,342,125 shares of common stock for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

NOTE 6.    STOCK BASED COMPENSATION – We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock based compensation. No compensation cost has been recognized when options are granted under the plans, as all stock options are granted with an exercise price equal to market value at the grant date. Had compensation costs for the plans been determined based on the fair value at the grant dates for option awards under those plans as prescribed by SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31
	2003	2002
	(Dollars in thousands)
Net loss, as reported	$(9,565)	$(167,381)
Stock based employee compensation determined under SFAS No. 123, net of tax	(502)	(552)

Pro forma net loss	$(10,067)	$(167,933)

Basic and diluted loss per share, as reported	$(.33)	$(5.90)
Pro forma basic and diluted loss per share	(.35)	(5.92)

NOTE 7.    RESTRICTED CASH – In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use was restricted to the repayment of $15 million of our medium-term notes, bearing an interest rate of 9.42%, which matured on April 4, 2003.

NOTE 8.    RECEIVABLES, NET – Included in the “Receivables, net” balance at March 31, 2003, and December 31, 2002, is approximately $22.3 million due to settlements reached with the Internal Revenue Service for the years 1989 through 1994. The settlements exceed the threshold amount that requires review by the congressional Joint Committee on Taxation. The review is currently in process.

NOTE 9.    INVENTORIES – Inventories related to continuing operations at the balance sheet dates consist of:

	March 31, 2003	December 31, 2002
Raw materials	$65,730	$75,000
Work in process	650	432
Finished goods	96,706	84,366

	$163,086	$159,798

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

NOTE 10.    SEGMENT INFORMATION –

	Three Months Ended March 31
	2003	2002
	(Dollars in thousands)
Segment Sales
Resource	$43,797	$119,623

Wood products
Oriented strand board	52,233	46,665
Lumber	63,651	67,433
Plywood	9,309	9,314
Particleboard	3,295	3,176
Other	8,587	5,986

	137,075	132,574

Pulp and paperboard
Paperboard	104,921	93,917
Pulp	13,140	10,762

	118,061	104,679

Consumer products	78,064	81,034

	376,997	437,910
Elimination of intersegment sales	(43,369)	(119,721)

Total consolidated net sales	$333,628	$318,189

Intersegment sales or transfers
Resource	$31,847	$108,282
Wood products	3,009	3,838
Pulp and paperboard	8,492	7,577
Consumer products	21	24

Total	$43,369	$119,721

Operating Income (Loss)
Resource	$11,121	$10,025
Wood products	(3,611)	(1,116)
Pulp and paperboard	(9,333)	(19,048)
Consumer products	6,802	13,308
Eliminations and adjustments	70	338

	5,049	3,507
Corporate	(19,624)	(27,995)

Consolidated loss from continuing operations before taxes on income	$(14,575)	$(24,488)

In the second half of 2002, our Wood Products and Pulp and Paperboard operating segments transitioned to a fiber procurement system whereby a portion of third party fiber purchases are made directly by each segment. This change has significantly decreased intersegment sales for the Resource segment.

Certain 2002 amounts have been conformed to the 2003 presentation.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

NOTE 11.    SUBSIDIARY GUARANTORS – A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of any obligations under our current bank credit facilities.

Consolidating statements of operations for the three months ended March 31, 2003 and 2002 are as follows (unaudited):

	For the three months ended March 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$333,628	$212	$(212)	$333,628

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	26,830	29	—	26,859
Materials, labor and other operating expenses	290,602	114	(212)	290,504
Selling, general and administrative expenses	17,806	112	—	17,918
Restructuring charge	227	—	—	227

	335,465	255	(212)	335,508

Loss from operations	(1,837)	(43)	—	(1,880)
Interest expense	(12,762)	—	—	(12,762)
Interest income	67	—	—	67

Loss before taxes on income and equity in net income of consolidated subsidiaries	(14,532)	(43)	—	(14,575)
Equity in net income of consolidated subsidiaries	(26)	—	26	—
Provision (benefit) for taxes on income	(5,667)	(17)	—	(5,684)

Loss from continuing operations	(8,891)	(26)	26	(8,891)
Discontinued operations:
Loss from discontinued operations	(1,106)	—	—	(1,106)
Income tax benefit	(432)	—	—	(432)

Net loss	$(9,565)	$(26)	$26	$(9,565)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

	For the three months ended March 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$318,189	$287	$(287)	$318,189

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	30,464	20	—	30,484
Materials, labor and other operating expenses	272,253	99	(287)	272,065
Selling, general and administrative expenses	21,892	100	—	21,992

	324,609	219	(287)	324,541

Earnings (loss) from operations	(6,420)	68	—	(6,352)
Interest expense	(18,626)	—	—	(18,626)
Interest income	490	—	—	490

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(24,556)	68	—	(24,488)
Equity in net income of consolidated subsidiaries	42	—	(42)	—
Provision (benefit) for taxes on income	(9,576)	26	—	(9,550)

Earnings (loss) from continuing operations	(14,938)	42	(42)	(14,938)
Discontinued operations:
Loss from discontinued operations	(249,908)	(78)	78	(249,908)
Income tax benefit	(97,465)	(30)	30	(97,465)

Net loss	$(167,381)	$(6)	$6	$(167,381)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

Condensed consolidating balance sheets as of March 31, 2003 and December 31, 2002 are as follows (2003 amounts unaudited):

	March 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$12,168	$(3)	$—	$12,165
Restricted cash	15,114	—	—	15,114
Short-term investments	1,600	—	—	1,600
Receivables, net	126,112	284	—	126,396
Inventories	162,934	152	—	163,086
Prepaid expenses	37,985	(1)	—	37,984

Total current assets	355,913	432	—	356,345
Land, other than timberlands	8,418	493	—	8,911
Plant and equipment, at cost less accumulated depreciation	747,480	669	—	748,149
Timber, timberlands and related logging facilities	396,438	—	—	396,438
Other assets	110,141	—	(1,246)	108,895

	$1,618,390	$1,594	$(1,246)	$1,618,738

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$60,000	$—	$—	$60,000
Current installments on long-term debt	15,507	—	—	15,507
Accounts payable and accrued liabilities	192,452	129	—	192,581

Total current liabilities	267,959	129	—	268,088
Intercompany transfers	30,655	(30,655)	—	—
Long-term debt	621,855	—	—	621,855
Other long-term obligations	259,882	—	—	259,882
Deferred taxes	50,538	—	—	50,538
Stockholders’ equity	387,501	32,120	(1,246)	418,375

	$1,618,390	$1,594	$(1,246)	$1,618,738

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

	December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$8,811	$162	$—	$8,973
Restricted cash	15,069	—	—	15,069
Short-term investments	2,000	—	—	2,000
Receivables, net	117,758	161	—	117,919
Inventories	159,637	161	—	159,798
Prepaid expenses	39,006	(1)	—	39,005
Assets held for sale	5,000	—	—	5,000

Total current assets	347,281	483	—	347,764
Land, other than timberlands	8,354	396	—	8,750
Plant and equipment, at cost less accumulated depreciation	757,372	796	—	758,168
Timber, timberlands and related logging facilities	396,426	—	—	396,426
Other assets	106,464	—	(1,246)	105,218

	$1,615,897	$1,675	$(1,246)	$1,616,326

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$40,000	$—	$—	$40,000
Current installments on long-term debt	15,607	—	—	15,607
Accounts payable and accrued liabilities	189,323	129	—	189,452
Liabilities related to assets held for sale	12	—	—	12

Total current liabilities	244,942	129	—	245,071
Intercompany transfers	30,779	(30,779)	—	—
Long-term debt	622,645	—	—	622,645
Other long-term obligations	261,165	—	—	261,165
Deferred taxes	56,654	—	—	56,654
Stockholders’ equity	399,712	32,325	(1,246)	430,791

	$1,615,897	$1,675	$(1,246)	$1,616,326

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

Condensed consolidating statements of cash flows for the three months ended March 31, 2003 and 2002 are as follows (unaudited):

	For the three months ended March 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net loss	$(9,539)	$(26)	$—	$(9,565)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	647	—	—	647
Loss on disposal of discontinued operations	60	—	—	60
Depreciation, amortization and cost of fee timber harvested	26,830	29	—	26,859
Deferred taxes	(6,116)	—	—	(6,116)
Working capital changes	(10,945)	(114)	—	(11,059)

Net cash provided by (used for) operating activities of continuing operations	937	(111)	—	826

Cash Flows From Investing
Increase in restricted cash	(45)	—	—	(45)
Decrease in short-term investments	400	—	—	400
Investments and advances from subsidiaries	54	(54)	—	—
Additions to plant and properties	(13,531)	—	—	(13,531)
Other, net	(3,356)	—	—	(3,356)

Net cash used for investing activities of continuing operations	(16,478)	(54)	—	(16,532)

Cash Flows From Financing
Change in book overdrafts	3,944	—	—	3,944
Increase in notes payable	20,000	—	—	20,000
Retirement of long-term debt	(890)	—	—	(890)
Issuance of treasury stock	1,440	—	—	1,440
Dividends	(4,291)	—	—	(4,291)
Other, net	(5,086)	—	—	(5,086)

Net cash provided by financing activities of continuing operations	15,117	—	—	15,117

Cash from continuing operations	(424)	(165)	—	(589)
Cash from discontinued operations	3,781	—	—	3,781

Increase (decrease) in cash	3,357	(165)	—	3,192
Balance at beginning of period	8,811	162	—	8,973

Balance at end of period	$12,168	$(3)	$—	$12,165

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

	For the three months ended March 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net loss	$(167,375)	$(6)	$—	$(167,381)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	2,596	48	—	2,644
Loss on disposal of discontinued operations	216,573	—	—	216,573
Depreciation, amortization and cost of fee timber harvested	30,464	20	—	30,484
Deferred taxes	(91,162)	—	—	(91,162)
Working capital changes	(4,275)	(38)	—	(4,313)

Net cash provided by (used for) operating activities of continuing operations	(13,179)	24	—	(13,155)

Cash Flows From Investing
Decrease in restricted cash	98,200	—	—	98,200
Decrease in short-term investments	30,500	—	—	30,500
Investments and advances from subsidiaries	(198)	198	—	—
Additions to plant and properties	(4,985)	—	—	(4,985)
Other, net	(8,029)	—	—	(8,029)

Net cash provided by investing activities of continuing operations	115,488	198	—	115,686

Cash Flows From Financing
Change in book overdrafts	(5,836)	—	—	(5,836)
Increase in notes payable	15,000	—	—	15,000
Retirement of long-term debt	(100,483)	—	—	(100,483)
Issuance of treasury stock	2,139	—	—	2,139
Dividends	(4,252)	—	—	(4,252)
Other, net	(3,907)	—	—	(3,907)

Net cash used for financing activities of continuing operations	(97,339)	—	—	(97,339)

Cash from continuing operations	4,970	222	—	5,192
Cash from discontinued operations	(3,260)	(203)	—	(3,463)

Increase in cash	1,710	19	—	1,729
Balance at beginning of period	7,391	84	—	7,475

Balance at end of period	$9,101	$103	$—	$9,204

ITEM	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 15 manufacturing facilities, located primarily in Arkansas, Idaho, Minnesota and Nevada. Our business is organized into four segments: (i) Resource, which manages our timberlands and supplies wood fiber to our manufacturing segments and third parties; (ii) Wood Products, which manufactures oriented strand board (OSB), plywood, lumber and particleboard; (iii) Pulp and Paperboard, which manufactures bleached paperboard and bleached softwood market pulp; and (iv) Consumer Products, which manufactures consumer tissue products. As a result of management changes effective in January 2003, the Pulp and Paper segment was split into two separate business segments, the Consumer Products segment and the Pulp and Paperboard segment. Segment data for 2002 related to the two segments has been reclassified to be comparative with 2003 data.

In May 2002, we exited our Printing Papers segment, which produced primarily high grade coated printing papers and bleached hardwood market pulp. We sold our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets to a domestic subsidiary of Sappi Limited for $485.5 million in cash, after closing adjustments. We closed our Brainerd, Minnesota, printing papers mill at the same time. That facility was sold on February 28, 2003, for $4.44 million in cash. The sale of the printing papers business reflects a strategic realignment to focus on our natural resources, wood products and consumer tissue businesses, which we believe have the greatest potential for growth.

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

This report contains, in addition to historical information, certain forward-looking statements, including without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures and timber supply issues. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in exchange rates between the U.S. dollar and other currencies; changes in the level of construction activity; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; changes in general and industry-specific environmental laws and regulations; unforeseen environmental liabilities or expenditures; weather conditions; and changes in raw material, energy, and other costs. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

Our principal accounting policies are discussed on pages 35-38 of our Form 10-K for the year ended December 31, 2002. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets.    We account for long-lived assets in accordance with SFAS No. 144. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment requires management to estimate future cash flows, which can differ materially from actual future results based upon many factors, including but not limited to changes in economic conditions, environmental requirements, and capital spending.

Restructuring and other charges.    Over the past several years, we have recorded charges for the restructuring of our salaried workforce, the closure of a plywood manufacturing plant and the reduction of the hourly workforce at another site. In May 2002, we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was sold in February 2003. In July 2002, we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. These events require us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the event, and these estimated liabilities could differ materially from actual costs incurred.

Environmental liabilities.    We record accruals for estimated environmental liabilities in accordance with SFAS No. 5, and where appropriate, SFAS No. 143. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties and our actual costs could be materially more or less than the estimated amounts.

Pension and postretirement benefits.    Substantially all of our employees are covered by noncontributory defined benefit pension plans, and certain salaried and hourly employees are covered by company-sponsored defined benefit retiree health care and life insurance plans. The cost of these plans is accounted for in accordance with SFAS Numbers 87, 106 and 132. These Statements require assumptions regarding discount rates and asset returns and, with respect to the postretirement benefits plans, assumptions regarding medical cost trends. Actual asset returns and medical costs which are more favorable than our assumptions can have the effect of lowering our expense and cash contributions, and conversely, actual results which are less favorable than our assumptions could increase our expense and cash contributions.

Factors Influencing Our Results of Operations

Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, competition, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses such as wood fiber and energy costs, changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions and other factors.

Our operating results reflect the cyclical pattern of the forest products industry. Historical prices for our products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our pulp and paper products is primarily affected by the general state of the global economy, and the economies in North America and east Asia in particular.

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

Energy has become one of our most volatile operating expenses over the past several years. Substantial price increases commenced in late 2000 and continued in the first half of 2001, before moderating in the second half of 2001. Energy prices returned to more normal historical levels in 2002, but have shown regional fluctuations during the first three months of 2003. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for electricity. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our timberlands provided approximately 52% of the log requirements for our sawmill and plywood manufacturing facilities in 2002 and an average of approximately 63% over the past five calendar years, after adjustment for our exit from the hardwood lumber business. Including logs used for pulp and OSB, the percentages of our fiber requirements supplied by our timberlands were approximately 30% in 2002 and an average of approximately 38% over the past five calendar years, adjusted for our exit from the printing papers and hardwood lumber businesses. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels, changes in our manufacturing capacity and changes in the amount of timber sales to third parties. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset dispositions, have significantly affected our results of operations in recent periods. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited, closed our Brainerd printing papers facility, and exited the printing papers business. In August 2002, we sold a hardwood sawmill in Arkansas and exited the hardwood lumber business. We are currently in the process of constructing a tissue machine in Las Vegas, Nevada, which we anticipate will increase our tissue-making capacity by 30,000 tons a year when completed in early 2004. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

As noted above, our business is organized into four reporting segments: Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Sales or transfers between the segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber from both our own timberlands and from outside third parties, intersegment sales represent a significant portion of the Resource segment’s total net sales. Beginning in the second half of 2002, our other operating segments transitioned to a fiber procurement system where a portion of third party fiber purchases are made directly by each segment. The change in the fiber procurement system has significantly decreased intersegment sales for the Resource segment, as well as decreased fiber purchases by the Resource segment from third parties. Intersegment sales represent a substantially smaller percentage of net sales for our other segments.

A summary of period-to-period changes in items included in the statements of operations is presented on page 24 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

As a result of the sale of our Printing Papers segment assets and the sale of the Bradley hardwood sawmill, those operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements for the three months ended March 31, 2003 and 2002. The discussion below addresses our continuing businesses.

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Net Sales – Net sales increased 5%, or $15.4 million, from $318.2 million for the three months ended March 31, 2002, to $333.6 million for the same period in 2003. Increases in Pulp and Paperboard and Wood Products segment net sales of $12.5 million and $5.3 million, respectively, more than offset a decline in Consumer Products segment net sales of $3.0 million. Higher shipments for both paperboard and pulp, as well as higher sales prices for pulp, positively affected net sales for the Pulp and Paperboard segment. Wood Products segment net sales were largely influenced by improved shipments and sales prices for oriented strand board. Although product shipments for the Consumer Products segment were above last year’s levels, lower net sales prices more than offset the benefits of higher shipments.

Depreciation, amortization and cost of fee timber harvested – For the three months ended March 31, 2003, depreciation, amortization and cost of fee timber harvested totaled $26.9 million, a decrease of $3.6 million from the prior year amount of $30.5 million. Lower permit timber harvests in Minnesota were largely responsible for the decline.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $290.5 million for the three months ended March 31, 2003, from $272.1 million for the three months ended March 31, 2002. The higher costs were due to increased shipments of OSB, lumber, paperboard, pulp and consumer tissue.

Selling, general and administrative expenses – Selling, general and administrative expenses were $17.9 million for the first quarter of 2003, compared to $22.0 million for the same period of 2002. Decreases in administration and research expenses positively affected the quarterly comparison.

Restructuring charge – During the first quarter of 2003, we recorded $.2 million for costs related to terminated employees whose services had been retained beyond the initial 60-day period following announced job eliminations in 2002, as required by SFAS No. 146.

Interest expense, net of capitalized interest – Interest expense was $12.8 million for the three months ended March 31, 2003, a decrease from $18.6 million in the prior year period. The decrease was due to significantly less debt outstanding during the first quarter of 2003 compared to the first quarter of 2002.

Interest income – For the three months ended March 31, 2003, interest income was less than $.1 million, compared to $.5 million of the 2002 period.

Provision (benefit) for taxes on income – For the three months ended March 31, 2003, we recorded an income tax benefit from continuing operations of $5.7 million, reflecting our net loss before taxes, based on an estimated tax rate of 39%. For the three months ended March 31, 2002, we recorded a tax benefit from continuing operations of $9.6 million, also reflecting a tax rate of 39%.

Loss from continuing operations – We recorded a loss from continuing operations of $8.9 million for the three months ended March 31, 2003, compared to a loss from continuing operations of $14.9 million for the same period in 2002.

Discussion of business segments – The Resource segment reported operating income of $11.1 million for the first quarter of 2003, up from $10.0 million earned in the same period of 2002. Gains on land sales were largely responsible for the improved results. Segment net sales decreased 63% to $43.8 million for the first quarter of 2003 compared to $119.6 million for the 2002 period. The decrease in net sales was due to decreased wood fiber sales to our other operating segments in Arkansas, Idaho and Minnesota. In the second half of 2002, our other operating segments transitioned to a fiber procurement system where a portion of third party fiber purchases are made directly by each segment. The changes in the fiber procurement system have resulted in lower intersegment sales for the Resource segment and, consequently, lower fiber purchases by the Resource segment from third parties. Resource segment expenses decreased $76.9 million, to $32.7 million in the first quarter of 2003, compared to $109.6 million in the first quarter of 2002. Decreased outside sawlog and other fiber purchases were largely responsible for the decrease in expenses.

The Wood Products segment reported an operating loss of $3.6 million for the first quarter of 2003, compared to a loss of $1.1 million recorded in the first quarter of 2002. Segment net sales were $137.1 million for the first quarter of 2003, 3% higher than the $132.6 million recorded for the 2002 period. Oriented strand board net sales increased to $52.2 million for the first quarter of 2003, compared to $46.7 million in the 2002 period, due to a 9% increase in sales prices, and a 3% increase in shipments. Lumber net sales were $63.7 million, down from $67.4 million in 2002. Sales prices for lumber decreased 9%, but were partially offset by a 3% increase in shipments. Plywood net sales were unchanged at $9.3 million for the first three months of both 2003 and 2002, as a 5% increase in shipments was offset by a 5% decrease in sales prices. Particleboard net sales were $3.3 million for the first quarter of 2003, compared to $3.2 million for the first quarter of 2002, as a result of a 4% increase in sales prices. Segment expenses were higher for the first quarter of 2003, totaling $140.7 million versus $133.7 million in 2002. Higher overall product shipments for the segment, combined with higher wood fiber costs, were primarily responsible for the increase.

The Pulp and Paperboard segment reported an operating loss for 2003’s first quarter of $9.3 million, compared to a loss of $19.0 million for 2002’s first quarter. Segment net sales increased to $118.1 million for the first quarter of 2003 from $104.7 million for the 2002 period. Increased paperboard and pulp shipments of 12% and 23%, respectively, combined with an increase in pulp sales prices of 19%, positively affected results for the quarter. Segment expenses were only slightly higher for the first quarter of 2003, totaling $127.4 million, compared to $123.7 million in the first quarter of 2002, mostly due to significantly higher pulp and paperboard production at the Lewiston, Idaho, facility which resulted in substantially lower unit production costs compared with the first quarter of 2002.

The Consumer Products segment recorded operating income of $6.8 million for the first quarter of 2003, significantly below first quarter 2002 operating income of $13.3 million. Segment net sales were $78.1 million for the first quarter of 2003, 4% lower than the $81.0 million recorded for the 2002 period. A 3% increase in product shipments over the 2002 levels was more than offset by lower net sales prices in 2003. Sales prices, which declined 7%, were adversely affected by an increasingly competitive consumer tissue market. Segment expenses were higher for the first quarter of 2003, totaling $71.3 million, versus $67.7 million in 2002, mostly due to increases in product shipments and freight costs.

Our discontinued operations incurred a loss of $1.1 million, before taxes, for the first quarter of 2003. The amount includes costs associated with the Printing Papers segment assets in Brainerd, Minnesota, which were not a part of the sale of the segment’s assets to Sappi Limited in 2002, but which were subsequently sold to Missota Paper Company LLC in February 2003.

Liquidity and Capital Funding

At March 31, 2003, our financial position included long-term debt of $637.4 million, including current installments on long-term debt of $15.5 million. Long-term debt at March 31, 2003 (including current installments) declined $.9 million from the December 2002 balance due to early retirement of a bond associated with our Brainerd facility. The bond was called as a result of the sale of the facility to Missota Paper Company LLC in February 2003. Stockholders’ equity declined $12.4 million, largely due to a net loss of $9.6 million for the first three months of 2003 and dividend payments of $4.3 million. As a result of these changes, long-term debt (including current installments) to stockholders’ equity was 1.52 to 1 at March 31, 2003, compared to 1.48 to 1 at December 31, 2002.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2003 are as follows:

(Dollars in thousands)
2004	$507
2005	1,508
2006	2,758
2007	6,559
2008	609

In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use was restricted to the repayment of $15 million of our medium-term notes, bearing an interest rate of 9.42%, which matured on April 4, 2003.

Working capital totaled $88.3 million at March 31, 2003, a decrease of $14.4 million from December 31, 2002. Increases in current notes payable of $20.0 million and in accounts payable and accrued liabilities of $3.1 million, and a decrease in assets held for sale of $5.0 million reduced working capital. Partially offsetting these amounts were increases in receivables of $8.5 million and inventories of $3.3 million.

Net cash provided by operations for the first three months of 2003 totaled $.8 million, compared with cash used for operations of $13.2 million for the same period in 2002. A smaller loss from continuing operations was largely responsible for the favorable comparison. The smaller loss resulted from a decline in selling, general and administrative expenses, as well as less interest expense, which was $5.9 million lower in the first quarter of 2003 versus the first quarter of 2002.

For the three months ended March 31, 2003, net cash used for investing was $16.5 million, compared to cash provided by investing of $115.7 million during the three months ended March 31, 2002. Cash was used in 2003 largely for capital spending projects. Capital spending totaled $13.5 million in the first three months of 2003. A majority of the amount was spent on construction of a new tissue machine in Las Vegas, Nevada. Spending on this project for the first three months of 2003 totaled $8.8 million. The balance of capital spending through March 31, 2003, was focused on routine general replacement, safety, forest resource and environmental projects. Cash was provided in 2002 primarily from the use of restricted cash to repay debt, and from the use of short-term investments for general corporate purposes.

Net cash provided by financing was $15.1 million for the three months ended March 31, 2003, compared to cash used for financing of $97.3 million during the same period in 2002. The majority of the cash provided in 2003 was from an increase in notes payable totaling $20.0 million. Cash used in 2002 was primarily for the repayment of our $100 million 6.25% Debentures.

Cash generated from discontinued operations in the first three months of 2003 totaled $3.8 million, as a result of the sale of our Brainerd, Minnesota, paper mill to Missota Paper Company LLC in February for $4.44 million. The discontinued operations used cash of $3.5 million in the first quarter of 2002, generally as the result of operating activities.

Our current bank credit facility is comprised of a revolving line of credit of up to $150.0 million, which expires June 28, 2004, including a $70.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by our accounts receivable and inventory. As of March 31, 2003, $60.0 million was outstanding under the revolving line of credit and approximately $42.7 million of the revolving line of credit was used to support outstanding letters of credit.

Both the agreement governing our credit facility and the indenture governing our $250 million 10% senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of March 31, 2003, we were in compliance with the covenants of our credit facility and $250 million 10% senior subordinated notes.

We believe that our cash, cash flow from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months. When our credit facility expires in June 2004, we will either need to extend the facility or enter into a new credit facility. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our credit facility so that future borrowings thereunder will be available to us. This will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

On January 30, 2003, Standard & Poor’s Ratings Services (S&P) announced that it had lowered our senior unsecured debt rating to BB+ and affirmed our senior secured bank loan rating at BBB-. The ratings downgrade by S&P caused the interest rate on our $100 million Credit Sensitive Debentures to increase from 9.425% to 12.5%, effective January 30, 2003. Also during the quarter Fitch, Inc. downgraded our senior unsecured debt to BB+ with a negative outlook and affirmed our senior secured bank loan rating at BBB-. Moody’s Investors Service Inc.’s rating of our debt has remained unchanged at Baa3 with a negative outlook.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Three Months Ended March 31
	2003	2002	Increase (Decrease)
Net sales	$333,628	$318,189	5%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	26,859	30,484	(12)%
Materials, labor and other operating expenses	290,504	272,065	7%
Selling, general and administrative expenses	17,918	21,992	(19)%
Restructuring charge	227	—	*
Loss from operations	(1,880)	(6,352)	(70)%
Interest expense	(12,762)	(18,626)	(31)%
Interest income	67	490	(86)%
Provision (benefit) for taxes on income	(5,684)	(9,550)	(40)%
Loss from continuing operations	(8,891)	(14,938)	(40)%
Discontinued operations:
Loss from discontinued operations	(1,106)	(249,908)	(99)%
Income tax benefit	(432)	(97,465)	(99)%
Net loss	$(9,565)	$(167,381)	(94)%

*	Not a meaningful figure.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on our financial instruments includes interest rate risk on our bank credit facility. As of March 31, 2003, we had $60 million of credit facility debt outstanding. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to risk for these financial instruments. However, in December 2001 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap has been designed as a fair value hedge and calls for the company to pay a variable interest amount, based on London Interbank Offered Rate (LIBOR) rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assume there is no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap is offset by a corresponding decrease or increase in the value of the underlying debt instrument.

At March 31, 2003, we were not a party to any derivative financial instruments other than the interest rate swap.

ITEM 4.    Disclosure Controls and Procedures

Potlatch maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by Potlatch in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Potlatch’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating Potlatch’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Potlatch’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, an evaluation was carried out within 90 days prior to the filing date of this quarterly report on Form 10-Q, under the supervision and with the participation of Potlatch’s management, including the CEO and CFO, of the effectiveness of the design and operation of Potlatch’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that Potlatch’s disclosure controls and procedures were effective to meet the objective for which they were designed.

Since the date of the evaluation, there were no significant changes in Potlatch’s internal controls or to our knowledge in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II

ITEM 6.    Exhibits and Reports on Form 8-K

Exhibits

The exhibit index is located on page 30 of this Form 10-Q.

Reports on Form 8-K

A current report on Form 8-K was filed on January 24, 2003. Under Item 5, Other Events, we announced the election of Lawrence S. Peiros, 47, to our board of directors effective February 1, 2003.

A current report on Form 8-K was filed on January 30, 2003. Under Item 5, Other Events, we reported that Standard & Poor’s Rating Services had lowered our corporate credit and senior unsecured debt rating to BB+, lowered our subordinated debt rating to BB- and affirmed our senior secured bank loan rating at BBB-. As a result of the new ratings, the interest rate on our $100 million Credit Sensitive Debentures increased from 9.425% to 12.5%.

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
Terry L. Carter
Controller
(Duly Authorized; Principal Accounting
Officer)

Date:    May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ L. PENDLETON SIEGEL
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ GERALD L. ZUEHLKE
Gerald L. Zuehlke
Chief Financial Officer

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

PART II

(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(10)(a)	Potlatch Corporation Management Performance Award Plan, as amended effective March 7, 2003.

(99.1)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350