Form 10-Q
period 2003-06-30
POTLATCH CORP
filed 2003-08-13
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

Commission file number 1-5313

POTLATCH CORPORATION

(Exact name of registrant as specified in its charter)

A Delaware Corporation (State or other jurisdiction of incorporation or organization)	82-0156045 (I.R.S. Employer Identification No.)

601 West Riverside Ave., Suite 1100 Spokane, Washington (Address of principal executive offices)	99201 (Zip Code)

(509) 835-1500

Registrant’s telephone number, including area code

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

The number of shares of common stock outstanding as of June 30, 2003: 28,696,914 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.    Financial Statements

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF OPERATIONS

Unaudited (Dollars in thousands—except per-share amounts)

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales	$368,094	$336,273	$702,896	$654,948

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	25,202	27,244	52,061	57,728
Materials, labor and other operating expenses	311,124	277,863	602,802	550,414
Selling, general and administrative expenses	21,030	20,882	38,948	42,874
Restructuring charge	—	—	227	—

	357,356	325,989	694,038	651,016

Earnings from operations	10,738	10,284	8,858	3,932
Interest expense	(12,128)	(15,679)	(24,890)	(34,305)
Debt retirement costs	—	(5,898)	—	(5,898)
Interest income	12,573	544	12,640	1,034

Earnings (loss) before taxes on income	11,183	(10,749)	(3,392)	(35,237)
Provision (benefit) for taxes on income (Note 3)	4,361	(4,192)	(1,323)	(13,742)

Earnings (loss) from continuing operations	6,822	(6,557)	(2,069)	(21,495)
Discontinued operations (Note 4):
Loss from discontinued operations (including loss on disposal of $0, $9,397, $45 and $254,970)	(283)	(22,182)	(1,389)	(272,090)
Income tax benefit	(110)	(8,650)	(542)	(106,115)

Net earnings (loss)	$6,649	$(20,089)	$(2,916)	$(187,470)

Net earnings (loss) per common share from continuing operations (Note 5):
Basic	$.24	$(.23)	$(.07)	$(.76)
Diluted	.24	(.23)	(.07)	(.76)
Net earnings (loss) per common share:
Basic	.23	(.70)	(.10)	(6.60)
Diluted	.23	(.70)	(.10)	(6.60)
Dividends per common share (annual rate)	.60	.60	.60	.60
Average shares outstanding (in thousands):
Basic	28,679	28,441	28,648	28,397
Diluted	28,679	28,441	28,648	28,397

Certain 2002 amounts have been conformed to the 2003 presentation.

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

2003 amounts unaudited (Dollars in thousands—except per-share amounts)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash	$16,072	$8,973
Restricted cash (Note 7)	—	15,069
Short-term investments	26,924	2,000
Receivables, net (Note 8)	109,300	117,919
Inventories (Note 9)	124,948	159,798
Prepaid expenses	42,810	39,005
Assets held for sale (Note 4)	—	5,000

Total current assets	320,054	347,764
Land, other than timberlands	8,911	8,750
Plant and equipment, at cost less accumulated depreciation	739,391	758,168
Timber, timberlands and related logging facilities	397,428	396,426
Other assets	112,055	105,218

	$1,577,839	$1,616,326

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$35,000	$40,000
Current installments on long-term debt	507	15,607
Accounts payable and accrued liabilities	171,117	189,452
Liabilities related to assets held for sale (Note 4)	—	12

Total current liabilities	206,624	245,071
Long-term debt	621,360	622,645
Other long-term obligations	273,036	261,165
Deferred taxes	54,789	56,654
Stockholders’ equity	422,030	430,791

	$1,577,839	$1,616,326

Stockholders’ equity per common share	$14.71	$15.07
Working capital	$113,430	$102,693
Current ratio	1.5:1	1.4:1

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited (Dollars in thousands)

	Six Months Ended June 30
	2003	2002
Cash Flows From Continuing Operations
Net loss	$(2,916)	$(187,470)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	820	10,443
Loss on disposal of discontinued operations	60	221,223
Depreciation, amortization and cost of fee timber harvested	52,061	57,728
Debt retirement costs	—	5,898
Deferred taxes	(1,865)	(104,004)
Working capital changes	21,072	(21,734)

Net cash provided by (used for) operating activities of continuing operations	69,232	(17,916)

Cash Flows From Investing
Decrease in restricted cash	15,069	98,200
Increase in short-term investments	(24,924)	(146,157)
Additions to plant and properties	(29,450)	(13,520)
Other, net	(4,804)	(8,351)

Net cash used for investing activities of continuing operations	(44,109)	(69,828)

Cash Flows From Financing
Change in book overdrafts	757	(7,572)
Decrease in notes payable	(5,000)	—
Retirement of long-term debt	(16,385)	(376,360)
Premiums and fees on debt retirement	—	(1,985)
Issuance of treasury stock	2,747	5,075
Dividends	(8,592)	(8,515)
Other, net	4,841	(5,727)

Net cash used for financing activities of continuing operations	(21,632)	(395,084)

Cash from continuing operations	3,491	(482,828)
Cash from discontinued operations	3,608	481,678

Increase (decrease) in cash	7,099	(1,150)
Balance at beginning of period	8,973	7,475

Balance at end of period	$16,072	$6,325

Net interest payments (net of amounts capitalized) for the six months ended June 30, 2003 and 2002 were $22.8 million and $40.2 million, respectively. Net income tax refunds for the six months ended June 30, 2003 and 2002 were $11.8 million and $16.0 million, respectively.

Certain 2002 amounts have been conformed to the 2003 presentation.

The accompanying notes are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Dollars in thousands)

NOTE 1.    GENERAL – The accompanying condensed balance sheets at June 30, 2003, and December 31, 2002, the statements of operations for the quarter and six months ended June 30, 2003 and 2002, and the condensed statements of cash flows for the six months ended June 30, 2003 and 2002, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 18, 2002, we announced that we had signed a definitive agreement to sell a majority of the assets of our Printing Papers segment to a domestic subsidiary of Sappi Limited, and upon completion of the sale in May 2002, we exited the printing papers business. On June 3, 2002, we announced our intention to close our hardwood lumber mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002. As a result, the Printing Papers segment and the hardwood lumber mill operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements presented herein. Except for adjustments to the carrying value of the Printing Papers segment and hardwood lumber mill assets made in conjunction with the announcements, and pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature; there were no other material nonrecurring adjustments.

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

NOTE 3.    INCOME TAXES – The income tax provision or benefit presented in the statements of operations have been computed by applying an estimated annual effective tax rate. This rate was 39 percent for the quarter and six months ended June 30, 2003 and 2002.

NOTE 4.    DISCONTINUED OPERATIONS – On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets for $485.5 million in cash, after closing adjustments. The sale was completed in May 2002. As a result of the transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represented estimated costs associated with the write-down of the carrying value of the assets involved in the sale, the closure of the Brainerd facility and other costs associated with exiting the coated paper business. The Brainerd facility was sold on February 28, 2003, for $4.44 million in cash, and an additional loss on disposal of less than $.1 million was recorded at that time.

On June 3, 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

For the second quarter and six months of 2002, the after-tax charge of $5.7 million and $155.5 million, respectively, and operating losses of $7.8 million and $10.5 million, respectively, for the printing papers segment and the hardwood mill are classified as discontinued operations in the Statements of Operations, as required by SFAS No. 144. For the second quarter and first six months of 2003, after-tax losses associated with the Brainerd facility, as well as the minor additional loss on disposal of the facility, totaling $.1 million and $.8 million, respectively, are classified as discontinued operations.

At December 31, 2002, the assets and liabilities of the Brainerd facility were presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets
Land, other than timberlands	$—	$108
Plant and equipment, net	—	4,892

Total assets held for sale	$—	$5,000

Liabilities
Accounts payable and accrued liabilities	$—	$12

NOTE 5.    EARNINGS (LOSS) PER COMMON SHARE – Earnings (loss) per common share is computed by dividing the net earnings (loss) and earnings (loss) from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Basic average common shares outstanding	28,679,129	28,440,732	28,648,193	28,396,870
Incremental shares due to common stock options	5	—	—	—

Diluted average common shares outstanding	28,679,134	28,440,732	28,648,193	28,396,870

Incremental shares due to common stock options were not included in the diluted average common shares outstanding totals for the quarter ended June 30, 2002 and for the six months ended June 30, 2002 due to their antidilutive effect as a result of our net losses for these periods. The amounts not included for stock options totaled 55,991 for the quarter ended June 30, 2002, and 29,307 for the six months ended June 30, 2002. There were no incremental shares due to common stock options for the six months ended June 30, 2003. Stock options to purchase 2,698,675, 1,881,375, 2,703,675 and 1,881,375 shares of common stock for the quarters ended June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

NOTE 6.    STOCK-BASED COMPENSATION – We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. No compensation cost has been recognized when options are granted under the plans, as all stock options are granted with an exercise price equal to market value at the grant date. Had compensation costs for the plans been determined based on the fair value (using the Black-Scholes option pricing model) at the grant dates for option awards under those plans as prescribed by SFAS No. 123, our net earnings (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Dollars in thousands)
Net earnings (loss), as reported	$6,649	$(20,089)	$(2,916)	$(187,470)
Stock based employee compensation determined under FASB No. 123, net of tax	(494)	(440)	(996)	(992)

Pro forma net earnings (loss)	$6,155	$(20,529)	$(3,912)	$(188,462)

Basic and diluted earnings (loss) per share, as reported	$.23	$(.70)	$(.10)	$(6.60)
Pro forma basic and diluted earnings (loss) per share	.21	(.72)	(.14)	(6.64)

NOTE 7.    RESTRICTED CASH – In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use was restricted to the repayment of $15 million of our medium-term notes, bearing an interest rate of 9.42%, which matured and were repaid on April 4, 2003.

NOTE 8.    RECEIVABLES, NET – Included in the “Receivables, net” balance at December 31, 2002, is approximately $22.3 million due to settlements reached with the Internal Revenue Service for the years 1989 through 1994. The settlements exceeded the threshold amount that required review by the congressional Joint Committee on Taxation. The review was completed and the settlement was received in June 2003.

NOTE 9.    INVENTORIES – Inventories related to continuing operations at the balance sheet dates consist of:

	June 30, 2003	December 31, 2002
Raw materials	$50,079	$75,000
Work in process	614	432
Finished goods	74,255	84,366

	$124,948	$159,798

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

NOTE 10.    DEBT – In December 2001 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designed as a fair value hedge and called for the company to pay a variable interest amount, based on London Interbank Offered Rate (LIBOR) rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assumed there was no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap was offset by a corresponding decrease or increase in the value of the underlying debt instrument. In June 2003, we terminated the interest rate swap and received a cash settlement of $12.2 million. This amount, together with $9.1 million we received in August 2002 for a repricing of the swap agreement, will be accreted to earnings until the 10% senior subordinated debentures are retired.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

NOTE 11.    SEGMENT INFORMATION –

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Dollars in thousands)
Segment Sales
Resource*	$61,829	$91,210	$106,800	$211,319

Wood products
Oriented strand board	62,410	46,840	114,643	93,505
Lumber	74,068	71,850	137,719	139,283
Plywood	9,808	8,862	19,117	18,176
Particleboard	3,901	4,575	7,196	7,751
Other	6,716	6,030	15,303	12,016

	156,903	138,157	293,978	270,731

Pulp and paperboard
Paperboard	115,300	98,969	220,221	192,886
Pulp	13,382	11,538	26,522	22,300

	128,682	110,507	246,743	215,186

Consumer products	67,414	81,326	145,478	162,360

	414,828	421,200	792,999	859,596
Elimination of intersegment sales	(46,734)	(84,927)	(90,103)	(204,648)

Total consolidated net sales	$368,094	$336,273	$702,896	$654,948

Intersegment sales or transfers
Resource*	$32,759	$74,234	$64,606	$182,516
Wood products	2,919	3,327	5,928	7,165
Pulp and paperboard	11,033	7,348	19,525	14,925
Consumer products	23	18	44	42

Total	$46,734	$84,927	$90,103	$204,648

Operating Income (Loss)
Resource	$23,534	$12,502	$34,655	$22,527
Wood products	2,343	853	(1,268)	(263)
Pulp and paperboard	(1,159)	(7,327)	(10,492)	(26,375)
Consumer products	(4,974)	12,493	1,828	25,801
Eliminations and adjustments	(1,400)	17	(1,330)	355

	18,344	18,538	23,393	22,045
Corporate	(7,161)	(29,287)	(26,785)	(57,282)

Consolidated earnings (loss) from continuing operations before taxes on income	$11,183	$(10,749)	$(3,392)	$(35,237)

*	In the second half of 2002, our Wood Products and Pulp and Paperboard operating segments transitioned to a fiber procurement system whereby a portion of fiber purchases from third parties are made directly by each of these segments rather than from the Resource segment. This change has significantly decreased intersegment sales for the Resource segment.

Certain 2002 amounts have been conformed to the 2003 presentation.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

NOTE 12.    SUBSIDIARY GUARANTORS – A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of any obligations under our current bank credit facilities.

Consolidating statements of operations for the quarter and six months ended June 30, 2003 and 2002 are as follows (unaudited):

	For the quarter ended June 30, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$368,094	$318	$(318)	$368,094

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	25,177	25	—	25,202
Materials, labor and other operating expenses	311,416	26	(318)	311,124
Selling, general and administrative expenses	20,930	100	—	21,030

	357,523	151	(318)	357,356

Earnings from operations	10,571	167	—	10,738
Interest expense	(12,128)	—	—	(12,128)
Interest income	12,573	—	—	12,573

Earnings before taxes on income and equity in net income of consolidated subsidiaries	11,016	167	—	11,183
Equity in net income of consolidated subsidiaries	102	—	(102)	—
Provision for taxes on income	4,296	65	—	4,361

Earnings from continuing operations	6,822	102	(102)	6,822
Discontinued operations:
Loss from discontinued operations	(283)	—	—	(283)
Income tax benefit	(110)	—	—	(110)

Net earnings	$6,649	$102	$(102)	$6,649

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

	For the quarter ended June 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$336,273	$211	$(211)	$336,273

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	27,224	20	—	27,244
Materials, labor and other operating expenses	278,015	59	(211)	277,863
Selling, general and administrative expenses	20,777	105	—	20,882

	326,016	184	(211)	325,989

Earnings from operations	10,257	27	—	10,284
Interest expense	(15,679)	—	—	(15,679)
Debt retirement costs	(5,898)	—	—	(5,898)
Interest income	544	—	—	544

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(10,776)	27	—	(10,749)
Equity in net income of consolidated subsidiaries	16	—	(16)	—
Provision (benefit) for taxes on income	(4,203)	11	—	(4,192)

Earnings (loss) from continuing operations	(6,557)	16	(16)	(6,557)
Discontinued operations:
Loss from discontinued operations	(22,182)	(4)	4	(22,182)
Income tax benefit	(8,650)	(2)	2	(8,650)

Net earnings (loss)	$(20,089)	$14	$(14)	$(20,089)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

	For the six months ended June 30, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$702,896	$530	$(530)	$702,896

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	52,007	54	—	52,061
Materials, labor and other operating expenses	603,192	140	(530)	602,802
Selling, general and administrative expenses	38,736	212	—	38,948
Restructuring charge	227	—	—	227

	694,162	406	(530)	694,038

Earnings from operations	8,734	124	—	8,858
Interest expense	(24,890)	—	—	(24,890)
Interest income	12,640	—	—	12,640

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(3,516)	124	—	(3,392)
Equity in net income of consolidated subsidiaries	76	—	(76)	—
Provision (benefit) for taxes on income	(1,371)	48	—	(1,323)

Earnings (loss) from continuing operations	(2,069)	76	(76)	(2,069)
Discontinued operations:
Loss from discontinued operations	(1,389)	—	—	(1,389)
Income tax benefit	(542)	—	—	(542)

Net earnings (loss)	$(2,916)	$76	$(76)	$(2,916)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

	For the six months ended June 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$654,948	$498	$(498)	$654,948

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	57,688	40	—	57,728
Materials, labor and other operating expenses	550,754	158	(498)	550,414
Selling, general and administrative expenses	42,669	205	—	42,874

	651,111	403	(498)	651,016

Earnings from operations	3,837	95	—	3,932
Interest expense	(34,305)	—	—	(34,305)
Debt retirement costs	(5,898)	—	—	(5,898)
Interest income	1,034	—	—	1,034

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(35,332)	95	—	(35,237)
Equity in net income of consolidated subsidiaries	58	—	(58)	—
Provision (benefit) for taxes on income	(13,779)	37	—	(13,742)

Earnings (loss) from continuing operations	(21,495)	58	(58)	(21,495)
Discontinued operations:
Loss from discontinued operations	(272,090)	(82)	82	(272,090)
Income tax benefit	(106,115)	(32)	32	(106,115)

Net earnings (loss)	$(187,470)	$8	$(8)	$(187,470)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

Condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002 are as follows (2003 amounts unaudited):

	June 30, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$15,910	$162	$—	$16,072
Short-term investments	26,924	—	—	26,924
Receivables, net	108,949	347	4	109,300
Inventories	124,812	136	—	124,948
Prepaid expenses	42,809	1	—	42,810

Total current assets	319,404	646	4	320,054
Land, other than timberlands	8,418	493	—	8,911
Plant and equipment, at cost less accumulated depreciation	738,747	644	—	739,391
Timber, timberlands and related logging facilities	397,428	—	—	397,428
Other assets	113,301	—	(1,246)	112,055

	$1,577,298	$1,783	$(1,242)	$1,577,839

Liabilities and Stockholders’ Equity Current liabilities:
Notes payable	$35,000	$—	$—	$35,000
Current installments on long-term debt	507	—	—	507
Accounts payable and accrued liabilities	170,957	156	4	171,117

Total current liabilities	206,464	156	4	206,624
Intercompany transfers	30,660	(30,660)	—	—
Long-term debt	621,360	—	—	621,360
Other long-term obligations	273,036	—	—	273,036
Deferred taxes	54,789	—	—	54,789
Stockholders’ equity	390,989	32,287	(1,246)	422,030

	$1,577,298	$1,783	$(1,242)	$1,577,839

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

Condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2002 are as follows (unaudited):

	For the six months ended June 30, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(2,992)	$76	$—	$(2,916)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	820	—	—	820
Loss on disposal of discontinued operations	60	—	—	60
Depreciation, amortization and cost of fee timber harvested	52,007	54	—	52,061
Deferred taxes	(1,865)	—	—	(1,865)
Working capital changes	21,208	(136)	—	21,072

Net cash provided by (used for) operating activities of continuing operations	69,238	(6)	—	69,232

Cash Flows From Investing
Decrease in restricted cash	15,069	—	—	15,069
Increase in short-term investments	(24,924)	—	—	(24,924)
Investments and advances from subsidiaries	(6)	6	—	—
Additions to plant and properties	(29,450)	—	—	(29,450)
Other, net	(4,804)	—	—	(4,804)

Net cash provided by (used for) investing activities of continuing operations	(44,115)	6	—	(44,109)

Cash Flows From Financing
Change in book overdrafts	757	—	—	757
Decrease in notes payable	(5,000)	—	—	(5,000)
Retirement of long-term debt	(16,385)	—	—	(16,385)
Issuance of treasury stock	2,747	—	—	2,747
Dividends	(8,592)	—	—	(8,592)
Other, net	4,841	—	—	4,841

Net cash used for financing activities of continuing operations	(21,632)	—	—	(21,632)

Cash from continuing operations	3,491	—	—	3,491
Cash from discontinued operations	3,608	—	—	3,608

Increase in cash	7,099	—	—	7,099
Balance at beginning of period	8,811	162	—	8,973

Balance at end of period	$15,910	$162	$—	$16,072

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited (Dollars in thousands)

	For the six months ended June 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(187,478)	$8	$—	$(187,470)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	10,393	50	—	10,443
Loss on disposal of discontinued operations	221,223	—	—	221,223
Depreciation, amortization and cost of fee timber harvested	57,688	40	—	57,728
Debt extinguishment costs	5,898	—	—	5,898
Deferred taxes	(104,004)	—	—	(104,004)
Working capital changes	(21,693)	(41)	—	(21,734)

Net cash provided by (used for) operating activities of continuing operations	(17,973)	57	—	(17,916)

Cash Flows From Investing
Decrease in restricted cash	98,200	—	—	98,200
Increase in short-term investments	(146,157)	—	—	(146,157)
Investments and advances from subsidiaries	341	(341)	—	—
Additions to plant and properties	(13,520)	—	—	(13,520)
Other, net	(8,351)	—	—	(8,351)

Net cash used for investing activities of continuing operations	(69,487)	(341)	—	(69,828)

Cash Flows From Financing
Change in book overdrafts	(7,572)	—	—	(7,572)
Retirement of long-term debt	(376,360)	—	—	(376,360)
Premiums and fees on debt retirement	(1,985)	—	—	(1,985)
Issuance of treasury stock	5,075	—	—	5,075
Dividends	(8,515)	—	—	(8,515)
Other, net	(5,727)	—	—	(5,727)

Net cash used for financing activities of continuing operations	(395,084)	—	—	(395,084)

Cash from continuing operations	(482,544)	(284)	—	(482,828)
Cash from discontinued operations	481,412	266	—	481,678

Decrease in cash	(1,132)	(18)	—	(1,150)
Balance at beginning of period	7,391	84	—	7,475

Balance at end of period	$6,259	$66	$—	$6,325

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

This report contains, in addition to historical information, certain forward-looking statements, which may include, without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures and timber supply issues. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in exchange rates between the U.S. dollar and other currencies; changes in the level of construction activity; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; changes in general and industry-specific environmental laws and regulations; unforeseen environmental liabilities or expenditures; weather conditions; and changes in raw material, energy, and other costs. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

Our principal accounting policies are discussed on pages 35-38 of our Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

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

Restructuring and other charges.    Over the past several years, we have recorded charges for the restructuring of our salaried workforce, the closure of a plywood manufacturing plant and the reduction of the hourly workforce at another site. In May 2002, we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was sold in February 2003. In July 2002, we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the event, and these estimated liabilities could differ materially from actual costs incurred.

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

Energy has become one of our most volatile operating expenses over the past several years. Substantial price increases commenced in late 2000 and continued in the first half of 2001, before moderating in the second half of 2001. Energy prices returned to more normal historical levels in 2002, but have shown regional fluctuations during the first six months of 2003. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for electricity. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our timberlands provided approximately 52% of the log requirements for our sawmill and plywood manufacturing facilities in 2002 and an average of approximately 63% over the past five calendar years, after adjustment for our exit from the hardwood lumber business. Including logs used for pulp and OSB, the percentages of our fiber requirements supplied by our timberlands were approximately 30% in 2002 and an average of approximately 38% over the past five calendar years, adjusted for our exit from the printing papers and hardwood lumber businesses. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels, changes in our manufacturing capacity and changes in the amount of timber sales to third parties. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases, nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset dispositions, have significantly affected our results of operations in recent periods. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited, closed our Brainerd printing papers facility, and exited the printing papers business. In August 2002, we sold a hardwood sawmill in Arkansas and exited the hardwood lumber business. We are currently in the process of constructing a tissue machine in North Las Vegas, Nevada, which we anticipate will increase our tissue-making capacity by 30,000 tons per year when completed in early 2004. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Results of Operations

As noted above, our business is organized into four reporting segments: Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Sales or transfers between the segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber from both our own timberlands and from outside third parties, intersegment sales represent a significant portion of the Resource segment’s total net sales. Beginning in the second half of 2002, our Wood Products and Pulp and Paperboard operating segments transitioned to a fiber procurement system where a portion of third party fiber purchases are made directly by each of these segments, rather than from the Resource segment. The change in the fiber procurement system has significantly decreased intersegment sales for the Resource segment, as well as decreased fiber purchases by the Resource segment from third parties. Intersegment sales represent a substantially smaller percentage of net sales for our other segments.

A summary of period-to-period changes in items included in the statements of operations is presented on page 29 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

As a result of the sale of our Printing Papers segment assets and the sale of the Bradley hardwood sawmill, those operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements for the quarter and six months ended June 30, 2003 and 2002. The discussion below addresses our continuing businesses. In addition, our statements of operations presentation of the revenues and expenses associated with land sales have been reclassified for periods prior to the second quarter of 2003. Revenue from land sales are included in net sales and the associated expense is included in materials, labor and other operating expenses, rather that in Other income (expense), net. Revenues and expenses from land sales are attributable to the Resource segment. The change in presentation reflects the Resource segment’s ongoing commitment to actively manage timberland assets, which includes land sales for higher and better use, in the normal course of business. Certain 2002 period amounts presented below have been conformed to 2003 classifications.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Net Sales – Net sales increased 7%, to $702.9 million for the six months ended June 30, 2003, from $654.9 million for the same period in 2002. Increases in Resource, Wood Products and Pulp and Paperboard segment net sales of $13.4 million, $24.5 million and $27.0 million, respectively, more than offset a decline in Consumer Products segment net sales of $16.9 million. Increased land sales in the Resource segment, increased shipments and higher sales prices for oriented strand board in the Wood Products segment and higher paperboard shipments in the Pulp and Paperboard segment were largely responsible for the increase in net sales. Decreased shipments and sales prices resulted in lower net sales for the Consumer Products segment.

Depreciation, amortization and cost of fee timber harvested – For the six months ended June 30, 2003, depreciation, amortization and cost of fee timber harvested totaled $52.1 million, a decrease compared to the prior year amount of $57.7 million. Lower permit timber harvests in Minnesota and decreased depreciation expense in the Pulp and Paperboard segment were largely responsible for the decline.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $602.8 million for the six months ended June 30, 2003, from $550.4 million for the six months ended June 30, 2002. The higher costs were due primarily to increased shipments of OSB, lumber, and paperboard.

Selling, general and administrative expenses – Selling, general and administrative expenses were $38.9 million for the first six months of 2003, compared to $42.9 million incurred for the same period of 2002. A decrease in administration expense positively affected the comparison.

Restructuring charge – During the first quarter of 2003, we recorded $.2 million for costs related to terminated employees whose services had been retained beyond the initial 60-day period following announced job eliminations in 2002, as required by SFAS No. 146. No additional costs were recorded in the second quarter of 2003.

Interest expense, net of capitalized interest – Interest expense was $24.9 million for the six months ended June 30, 2003, a decrease from $34.3 million in the prior year period. The decrease was due to significantly less debt outstanding during the first six months of 2003 compared to the first six months of 2002.

Debt retirement costs – We incurred one-time, pre-tax costs of $5.9 million for the six months ended June 30, 2002, related to our early repayment of $245.4 million of outstanding debt.

Interest income – For the six months ended June 30, 2003, interest income was $12.6 million, compared to $1.0 million for the same period in 2002. The increase was due to the receipt of $12.5 million of interest income in conjunction with a settlement with the Internal Revenue Service for tax years 1989 through 1994.

Provision (benefit) for taxes on income – For the six months ended June 30, 2003, we recorded an income tax benefit from continuing operations of $1.3 million, reflecting our net loss before taxes, based on an estimated effective tax rate of 39%. For the six months ended June 30, 2002, we recorded a tax benefit from continuing operations of $13.7 million, also reflecting a tax rate of 39%.

Loss from continuing operations – We recorded a loss from continuing operations of $2.1 million for the six months ended June 30, 2003, compared to a loss from continuing operations of $21.5 million for the same period in 2002.

Discussion of business segments – The Resource segment reported operating income of $34.7 million for the first six months of 2003, up from $22.5 million earned in the same period of 2002. Gains on land sales were largely responsible for the improved results. In June 2003, we completed the sale of approximately 15,300 acres of hardwood timberland in Arkansas. Segment net sales decreased 49% to $106.8 million for the first six months of 2003 compared to $211.3 million for the 2002 period. The decrease in net sales was due to decreased wood fiber sales to our Wood Products and Pulp and Paperboard operating segments in Arkansas, Idaho and Minnesota, partially offset by increased land sales. In the second half of 2002, these operating segments transitioned to a fiber procurement system where a portion of third party fiber purchases are made directly by each segment. The changes in the fiber procurement system have resulted in lower intersegment sales for the Resource segment and, consequently, lower fiber purchases by the Resource segment from third parties. Resource segment expenses were $72.1 million in the first six months of 2003, compared to $188.8 million in the first six months of 2002. Decreased outside sawlog and other fiber purchases were largely responsible for the decrease in expenses.

The Wood Products segment reported an operating loss of $1.3 million for the first six months of 2003, compared to a loss of $0.3 million recorded in the first six months of 2002. Segment net sales were $294.0 million for the first six months of 2003, 9% higher than the $270.7 million recorded for the 2002 period. Oriented strand board net sales increased to $114.6 million for the first six months of 2003, compared to $93.5 million in the 2002 period, due to a 15% increase in sales prices, and a 6% increase in shipments. Lumber net sales were $137.7 million, down from $139.3 million in 2002. Sales prices for lumber decreased 9%, but were partially offset by a 9% increase in shipments. Plywood net sales were higher at $19.1 million for the first six months of 2003, compared to $18.2 million in 2002, due to an 11% increase in shipments which was partially offset by a 5% decrease in sales prices. Particleboard net sales were $7.2 million for the first six months of 2003, compared to $7.8 million for the first six months of 2002, as a result of an 11% decrease in sales prices, although shipments rose 4%. Segment expenses were higher for the first six months of 2003, totaling $295.2 million versus $271.0 million in 2002. Higher overall product shipments for the segment, combined with higher wood fiber costs, were primarily responsible for the increase.

The Pulp and Paperboard segment reported an operating loss for 2003’s first six months of $10.5 million, compared to a loss of $26.4 million for 2002’s first half. Segment net sales increased to $246.7 million for the first six months of 2003 from $215.2 million for the 2002 period. Paperboard shipments increased 15% compared to the first half of 2002, more than offsetting a small decline in sales prices. Pulp sales (including intersegment sales) were higher for the first six months of 2003, rising to $26.5 million compared to $22.3 million for the same period in 2002. The increase was due largely to an increase in intersegment sales. Pulp shipments to external customers declined 15%, but the effects were largely offset by an 11% increase in sales prices. Segment expenses were higher for the first six months of 2003, totaling $257.2 million, compared to $241.6 million in the first six months of 2002. The increase reflects greater volumes of product shipments for the first six months of 2003 compared to 2002. However, increased paperboard and pulp production at the Lewiston, Idaho, facility has resulted in lower unit production costs compared to 2002.

The Consumer Products segment recorded operating income of $1.8 million for the first six months of 2003, significantly below first half 2002 operating income of $25.8 million. Segment net sales were $145.5 million for the first six months of 2003, 10% lower than the $162.4 million recorded for the 2002 period. A 2% decrease in product shipments and an 8% decline in sales prices were responsible for the unfavorable comparison. A very competitive consumer tissue market adversely affected sales prices. Segment expenses were higher for the first six months of 2003, totaling $143.7 million, versus $136.6 million in 2002. The segment incurred higher costs due to downtime taken on some converting lines as well as higher selling and administration costs compared to the previous year’s first half.

Our discontinued operations incurred a loss of $1.4 million, before taxes, for the first six months of 2003. The amount includes costs associated with the Printing Papers segment assets in Brainerd, Minnesota, which were not a part of the sale of the segment’s assets to Sappi Limited in 2002, but which were subsequently sold to Missota Paper Company LLC in February 2003.

Quarter Ended June 30, 2003, Compared to Quarter Ended June 30, 2002

Net Sales – Net sales increased 9%, or $31.8 million, from $336.3 million for the quarter ended June 30, 2002, to $368.1 million for the same period in 2003. Increases in Resource, Wood Products and Pulp and Paperboard segment net sales more than offset a decline in Consumer Products segment net sales. Increased land sales in the Resource segment, higher shipments and sales prices for oriented strand board in the Wood Products segment, and higher paperboard shipments in the Pulp and Paperboard segment accounted for most of the increase. Lower product shipments and net sales prices caused a decline in net sales for the Consumer Products segment.

Depreciation, amortization and cost of fee timber harvested – For the quarter ended June 30, 2003, depreciation, amortization and cost of fee timber harvested totaled $25.2 million, a decrease of $2.0 million from the prior year amount of $27.2 million. Slightly lower depreciation expense in the Wood Products and Pulp and Paperboard segments as well as lower permit timber harvests in Minnesota were largely responsible for the decline.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $311.1 million for the quarter ended June 30, 2003, from $277.9 million for the quarter ended June 30, 2002. The higher costs were due to increased shipments of OSB, lumber, plywood, and paperboard.

Selling, general and administrative expenses – Selling, general and administrative expenses were $21.0 million for the second quarter of 2003, essentially unchanged when compared to the $20.9 million recorded for the same period of 2002.

Interest expense, net of capitalized interest – Interest expense was $12.1 million for the quarter ended June 30, 2003, a decrease from $15.7 million in the prior year period. The decrease was due to significantly less debt outstanding during the second quarter of 2003 compared to the second quarter of 2002.

Debt retirement costs – We incurred one-time, pre-tax costs of $5.9 million during the quarter ended June 30, 2002, related to our early repayment of $245.4 million of outstanding debt.

Interest income – For the quarter ended June 30, 2003, interest income was $12.6 million, compared to $.5 million for the 2002 period. In June 2003, we received a tax settlement from the Internal Revenue Service for the tax years 1989 through 1994 totaling $24.9 million. Of this amount, $12.5 million was recognized as interest income.

Provision (benefit) for taxes on income – For the quarter ended June 30, 2003, we recorded a provision for taxes on income from continuing operations of $4.4 million, based on an estimated effective tax rate of 39%. For the quarter ended June 30, 2002, we recorded an income tax benefit from continuing operations of $4.2 million, also reflecting a tax rate of 39%.

Earnings (loss) from continuing operations – We recorded earnings from continuing operations of $6.8 million for the quarter ended June 30, 2003, compared to a loss from continuing operations of $6.6 million for the same period in 2002.

Discussion of business segments – The Resource segment reported operating income of $23.5 million for the second quarter of 2003, up from $12.5 million earned in the same period of 2002. Gains on land sales, including the previously discussed sale of 15,300 acres of hardwood timberland in Arkansas, largely accounted for the improved results. Segment net sales decreased 32% to $61.8 million for the second quarter of 2003 compared to $91.2 million for the 2002 period. The decrease in net sales was due to decreased wood fiber sales to our Wood Products and Pulp and Paperboard operating segments in Arkansas, Idaho and Minnesota. Resource segment expenses decreased to $38.3 million in the second quarter of 2003, from $78.7 million in the second quarter of 2002. Reduced outside sawlog and other fiber purchases were largely responsible for the decrease in expenses.

The Wood Products segment reported operating income of $2.3 million for the second quarter of 2003, compared to income of $.9 million recorded in the second quarter of 2002. Segment net sales were $156.9 million for the second quarter of 2003, 14% higher than the $138.2 million recorded for the 2002 period. Oriented strand board net sales increased to $62.4 million for the second quarter of 2003, compared to $46.8 million in the 2002 period, due to a 21% increase in sales prices and a 10% increase in shipments. Lumber net sales were $74.1 million, up slightly from $71.9 million in 2002. Sales prices for lumber decreased 9%, but were more than offset by a 14% increase in shipments. Plywood net sales were $9.8 million for 2003’s second quarter, compared to $8.9 million for the same period in 2002, as a result of an 18% increase in shipments that was partially offset by a 6% decrease in sales prices. Particleboard net sales were $3.9 million for the second quarter of 2003, down from $4.6 million recorded in the second quarter of 2002, as a result of a decrease in sales prices. Segment expenses were $154.6 million for the second quarter of 2003, versus $137.3 million in 2002. Higher overall product shipments for the segment and higher wood fiber costs were largely responsible for the increase.

The Pulp and Paperboard segment reported an operating loss for 2003’s second quarter of $1.2 million, versus a loss of $7.3 million for 2002’s second quarter. Segment net sales increased to $128.7 million for the second quarter of 2003 from $110.5 million for the 2002 period, primarily due to a 19% increase in paperboard shipments. Segment expenses were higher for the second quarter of 2003, totaling $129.8 million compared to $117.8 million in the second quarter of 2002. The increase was due to higher paperboard shipments during the current quarter.

The Consumer Products segment incurred an operating loss of $5.0 million for the second quarter of 2003, compared to second quarter 2002 operating income of $12.5 million. Segment net sales were $67.4 million for the second quarter of 2003, 17% lower than the $81.3 million recorded for the 2002 period. An 8% decrease in product shipments and a 10% decrease in sales prices over the 2002 levels were the result of a very competitive consumer tissue market during the quarter. Expenses for the segment were higher for the second quarter of 2003, totaling $72.4 million, versus $68.8 million in 2002, primarily due to downtime taken on numerous converting lines and higher selling and administration costs.

Our discontinued operations incurred a loss of $.3 million, before taxes, for the second quarter of 2003. The amount represents costs associated with the Printing Papers segment assets in Brainerd, Minnesota, which were sold to Missota Paper Company LLC in February 2003.

Liquidity and Capital Funding

At June 30, 2003, our financial position included long-term debt of $621.9 million, including current installments on long-term debt of $.5 million. Long-term debt at June 30, 2003 (including current installments) declined $16.4 million from the December 2002 balance due to normal repayments on maturing debt of $15.5 million and the early retirement of a bond associated with our Brainerd facility totaling $0.9 million. The bond was called as result of the sale of the facility to Missota Paper Company LLC in February 2003. The majority of the repayments on maturing debt were made using $15.0 million placed in an interest-bearing escrow account in September 2002 that was restricted to the repayment of $15 million of our medium-term notes, which matured on April 4, 2003. Stockholders’ equity declined $8.8 million, largely due to dividend payments of $8.6 million and a net loss of $2.9 million for the first half of 2003. As a result of these changes, long-term debt (including current installments) to stockholders’ equity was 1.47 to 1 at June 30, 2003, compared to 1.48 to 1 at December 31, 2002.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2003 are as follows:

(Dollars in thousands)
2004	$507
2005	1,508
2006	2,758
2007	6,559
2008	609

Working capital totaled $113.4 million at June 30, 2003, an increase of $10.7 million from December 31, 2002. Increases in cash and short-term investments of $17.0 million and in prepaid expenses of $3.8 million, and decreases in current liabilities totaling $38.4 million, positively affected working capital. Partially offsetting these amounts were decreases in inventories of $34.9 million, receivables of $8.6 million and assets held for sale of $5.0 million.

Net cash provided by operations for the first half of 2003 totaled $69.2 million, compared with cash used for operations of $17.9 million for the same period in 2002. A smaller loss from continuing operations combined with cash from working capital changes were largely responsible for the favorable comparison. The smaller loss resulted from increased sales, less interest expense and higher interest income, which was $11.6 million higher in the first half of 2003 versus 2002. The higher interest income was primarily due to a federal income tax settlement received in June 2003.

For the six months ended June 30, 2003, net cash used for investing totaled $44.1 million, compared to $69.8 million during the six months ended June 30, 2002. Cash was used in the first half of 2003 primarily for increasing short-term investments and for capital spending projects. The activities were partially offset by the use of $15.1 million of restricted cash to repay debt. Capital spending totaled $29.5 million in the first half of 2003, a majority of which was spent on construction of a new tissue machine in North Las Vegas, Nevada. Spending on this project for the first six months of 2003 totaled $15.2 million. The balance of capital spending through June 30, 2003, was focused on routine general replacement, safety, forest resource and environmental projects. Cash was used in 2002 primarily for increases in short-term investments and spending on capital projects, while the use of restricted cash to repay debt partially offset these activities.

Net cash used for financing was $21.6 million for the six months ended June 30, 2003, compared to $395.1 million during the same period in 2002. The majority of the cash used in 2003 was for the retirement of long-term debt in the amount of $16.4 million and for payment of dividends totaling $8.6 million. Cash used in 2002 was primarily for the retirement of long-term debt. In 2002, we used our restricted cash to repay our $100 million 6.25% Debentures and paid other debt using a portion of the proceeds from asset sales.

Cash generated from discontinued operations in the first half of 2003 totaled $3.6 million, the net result of the sale of our Brainerd, Minnesota, paper mill to Missota Paper Company LLC in February for $4.44 million. We generated cash in the same period of 2002 totaling $481.7 million, most of which was cash received from the sale of a majority of our Printing Papers segment assets.

Our current bank credit facility is comprised of a revolving line of credit of up to $150.0 million expiring June 28, 2004, which includes a $70.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by our accounts receivable and inventory. As of June 30, 2003, $35.0 million was outstanding under the revolving line of credit and approximately $46.8 million of the revolving line of credit was used to support outstanding letters of credit.

Both the agreement governing our credit facility and the indenture governing our $250 million 10% senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of June 30, 2003, we were in compliance with the covenants of our bank credit facility and $250 million 10% senior subordinated notes.

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

On January 30, 2003, Standard & Poor’s Ratings Services (S&P) announced that it had lowered our senior unsecured debt rating to BB+ and affirmed our senior secured bank loan rating at BBB-. The ratings downgrade by S&P caused the interest rate on our $100 million Credit Sensitive Debentures to increase from 9.425% to 12.5%, effective January 30, 2003. Also during the first quarter of 2003, Fitch Inc., downgraded our senior unsecured debt to BB+ with a negative outlook and affirmed our senior secured bank loan rating at BBB-. Moody’s Investors Service Inc.’s rating of our debt has remained unchanged at Baa3 with a negative outlook.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Quarter Ended June 30			Six Months Ended June 30
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Net sales	$368,094	$336,273	9%	$702,896	$654,948	7%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	25,202	27,244	(7)%	52,061	57,728	(10)%
Materials, labor and other operating expenses	311,124	277,863	12%	602,802	550,414	10%
Selling, general and administrative expenses	21,030	20,882	1%	38,948	42,874	(9)%
Restructuring charge	—	—	—	227	—	*
Earnings from operations	10,738	10,284	4%	8,858	3,932	125%
Interest expense	(12,128)	(15,679)	(23)%	(24,890)	(34,305)	(27)%
Debt retirement costs	—	(5,898)	*	—	(5,898)	*
Interest income	12,573	544	2,211%	12,640	1,034	1,122%
Provision (benefit) for taxes on income	4,361	(4,192)	(204)%	(1,323)	(13,742)	(90)%
Earnings (loss) from continuing operations	6,822	(6,557)	(204)%	(2,069)	(21,495)	(90)%
Discontinued operations:
Loss from discontinued operations	(283)	(22,182)	(99)%	(1,389)	(272,090)	(99)%
Income tax benefit	(110)	(8,650)	(99)%	(542)	(106,115)	(99)%
Net earnings (loss)	$6,649	$(20,089)	(133)%	$(2,916)	$(187,470)	(98)%

*	Not a meaningful figure.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our bank credit facility, credit rate risk on our credit sensitive debentures and foreign currency exchange rates that affect the value of our Euro forward purchase contracts.

As of June 30, 2003, we had $35 million of credit facility debt outstanding. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, in December 2001 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designed as a fair value hedge and called for the company to pay a variable interest amount, based on London Interbank Offered Rate (LIBOR) rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assumed there was no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap was offset by a corresponding decrease or increase in the value of the underlying debt instrument. In June 2003, we terminated the interest rate swap and received a cash settlement of $12.2 million. This amount, together with $9.1 million we received in August 2002 for a repricing of the swap agreement, will be accreted to earnings until the 10% senior subordinated debentures are retired.

We currently have $100 million of credit sensitive debentures outstanding which pay interest to the debt holder based upon our credit ratings as established by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services, Inc. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate (%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA–	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB–	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB–	13.500
B1 or lower	B+ or lower	14.000

On January 30, 2003, S&P announced that it had lowered our senior unsecured debt rating to BB+ from BBB-. The ratings downgrade caused the interest rate on our credit sensitive debentures to increase from 9.425% to 12.5%, effective January 30, 2003.

In the first half of 2003 we entered into forward purchase contracts to acquire Euros, with the settlement of these forward contracts timed to coincide with our required Euro payments to the supplier of our new tissue machine under construction in North Las Vegas, Nevada. We have recorded an asset representing the fair value of the two outstanding forward contracts and a reciprocal liability representing the fair value of our purchase commitment on our balance sheet at June 30, 2003, with the corresponding gains and losses recorded in earnings.

ITEM 4.    Disclosure Controls and Procedures

Potlatch maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by Potlatch in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Potlatch’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating Potlatch’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Potlatch’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of Potlatch’s disclosure controls and procedures as of the end of the fiscal quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that Potlatch’s disclosure controls and procedures were effective to meet the objective for which they were designed.

There were no changes in Potlatch’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, Potlatch’s internal control over financial reporting.

PART II

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 12, 2003, the company’s stockholders voted on two proposals as follows:

Proposal 1

Election of Three Directors

	Votes For	Votes Withheld
Boh A. Dickey	32,163,161	4,540,081
Judith M. Runstad	32,313,086	4,390,156
Frederick T. Weyerhaeuser	32,031,008	4,672,234

Proposal 2

Stockholder Proposal Requesting Preparation of Dividend Policy Report

Votes For	6,028,403
Votes Against	24,449,842
Votes Withheld	1,082,300

ITEM 6.    Exhibits and Reports on Form 8-K

Exhibits

The exhibit index is located on page 34 of this Form 10-Q.

Reports on Form 8-K

A current report on Form 8-K was filed on April 3, 2003. Under Item 9, Regulation FD Disclosure, we reported the details of remarks made by the company at an industry analysts’ meeting that day. Also, under Item 12, Results of Operations, we provided segment sales and operating income data for all reporting periods in 2002, reclassified to conform to our current reporting segments.

A current report on Form 8-K was filed on June 9, 2003. Under Item 5, Other Events, we announced that we had received final approval of a federal income tax refund of approximately $24.5 million. Approximately $12 million of the settlement was interest income that was reported in the second quarter of 2003.

A current report on Form 8-K was filed on June 24, 2003. Under Item 5, Other Events, we reported that effective June 24 we cancelled our fixed-to-variable interest rate swap, which was used to hedge the fixed interest rate payable on $165 million of our $250 million principal amount 10% senior subordinated debentures due 2011.

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

Date:    August 13, 2003

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

PART II

(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350