Form 10-Q
period 2003-09-30
POTLATCH CORP
filed 2003-11-13
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

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

The number of shares of common stock outstanding as of September 30, 2003: 28,749,648 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	$400,259	$326,544	$1,103,155	$981,492

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	25,779	29,067	77,840	86,795
Materials, labor and other operating expenses	307,607	271,252	910,409	821,666
Selling, general and administrative expenses	21,221	20,778	60,169	63,652
Restructuring charge	—	—	227	—

	354,607	321,097	1,048,645	972,113

Earnings from operations	45,652	5,447	54,510	9,379

Interest expense	(12,234)	(13,984)	(37,124)	(48,289)
Debt retirement costs	—	(9,256)	—	(15,154)
Interest income	515	772	13,155	1,806

Earnings (loss) before taxes on income	33,933	(17,021)	30,541	(52,258)
Provision (benefit) for taxes on income (Note 3)	11,777	(6,639)	10,454	(20,381)

Earnings (loss) from continuing operations	22,156	(10,382)	20,087	(31,877)
Discontinued operations (Note 4):
Loss from discontinued operations (including loss on disposal of $0, $0, $45 and $254,970)	—	(3,361)	(1,389)	(275,451)
Income tax benefit	—	(1,310)	(542)	(107,425)

Net earnings (loss)	22,156	(12,433)	19,240	(199,903)

Other comprehensive loss, net of tax:
Cash flow hedges (Note 5):
Net derivative losses, net of tax effect of $(220), $0, $(220) and $0	(427)	—	(427)	—

Comprehensive income (loss)	$21,729	$(12,433)	$18,813	$(199,903)

Net earnings (loss) per common share from continuing operations (Note 6):
Basic	$.77	$(.36)	$.70	$(1.12)
Diluted	$.77	$(.36)	.70	(1.12)
Net earnings (loss) per common share:
Basic	.77	(.43)	.67	(7.03)
Diluted	.77	(.43)	.67	(7.03)
Dividends per common share (annual rate)	.60	.60	.60	.60
Average shares outstanding (in thousands):
Basic	28,734	28,498	28,677	28,431
Diluted	28,760	28,498	28,677	28,431

Certain 2002 amounts have been conformed to the 2003 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

2003 amounts unaudited (Dollars in thousands - except per-share amounts)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash	$16,088	$8,973
Restricted cash (Note 8)	—	15,069
Short-term investments	12,445	2,000
Receivables, net (Note 9)	118,927	117,919
Inventories (Note 10)	131,629	159,798
Prepaid expenses	31,172	39,005
Assets held for sale (Note 4)	—	5,000

Total current assets	310,261	347,764
Land, other than timberlands	8,831	8,750
Plant and equipment, at cost less accumulated depreciation	746,261	758,168
Timber, timberlands and related logging facilities	400,411	396,426
Other assets	114,694	105,218

	$1,580,458	$1,616,326

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$40,000
Current installments on long-term debt	507	15,607
Accounts payable and accrued liabilities	172,986	189,452
Liabilities related to assets held for sale (Note 4)	—	12

Total current liabilities	173,493	245,071
Long-term debt	621,368	622,645
Other long-term obligations	278,458	261,165
Deferred taxes	66,345	56,654
Stockholders’ equity	440,794	430,791

	$1,580,458	$1,616,326

Stockholders’ equity per common share	$15.33	$15.07
Working capital	$136,768	$102,693
Current ratio	1.8:1	1.4:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30
	2003	2002
Cash Flows From Continuing Operations
Net earnings (loss)	$19,240	$(199,903)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	820	12,493
Loss on disposal of discontinued operations	60	221,223
Depreciation, amortization and cost of fee timber harvested	77,840	86,795
Debt retirement costs	—	15,154
Deferred taxes	9,691	(111,954)
Working capital changes	22,340	(27,698)

Net cash provided by (used for) operating activities of continuing operations	129,991	(3,890)

Cash Flows From Investing
Decrease in restricted cash	15,069	83,187
Decrease (increase) in short-term investments	(10,445)	2,876
Additions to plant and properties	(62,328)	(37,258)
Other, net	(7,270)	(12,484)

Net cash provided by (used for) investing activities of continuing operations	(64,974)	36,321

Cash Flows From Financing
Change in book overdrafts	(3,311)	(2,578)
Decrease in notes payable	(40,000)	—
Retirement of long-term debt	(16,377)	(494,190)
Premiums and fees on debt retirement	—	(10,584)
Issuance of treasury stock	4,091	6,608
Dividends	(12,901)	(12,789)
Other, net	6,988	268

Net cash used for financing activities of continuing operations	(61,510)	(513,265)

Cash from continuing operations	3,507	(480,834)
Cash from discontinued operations	3,608	482,128

Increase in cash	7,115	1,294
Balance at beginning of period	8,973	7,475

Balance at end of period	$16,088	$8,769

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2003 and 2002 were $34.9 million and $53.0 million, respectively. Net income tax refunds for the nine months ended September 30, 2003 and 2002 were $12.3 million and $15.9 million, respectively.

Certain 2002 amounts have been conformed to the 2003 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1. GENERAL - The accompanying condensed balance sheets at September 30, 2003, and December 31, 2002, the statements of operations and comprehensive income for the quarters and nine months ended September 30, 2003 and 2002, and the condensed statements of cash flows for the nine months ended September 30, 2003 and 2002, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. On March 18, 2002, we announced that we had signed a definitive agreement to sell a majority of the assets of our Printing Papers segment to a domestic subsidiary of Sappi Limited, and upon completion of the sale in May 2002, we exited the printing papers business. On June 3, 2002, we announced our intention to close our hardwood lumber mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002. As a result, the Printing Papers segment and the hardwood lumber mill operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements presented herein. Except for adjustments to the carrying value of the Printing Papers segment and hardwood lumber mill assets made in conjunction with the announcements, and pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all adjustments were of a normal recurring nature; there were no other material nonrecurring adjustments.

NOTE 2. ACCOUNTING PRONOUNCEMENTS - We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. Adoption of this Statement did not have a material effect on our financial condition or results of operations.

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” effective January 1, 2003. The Interpretation requires that an enterprise’s consolidated financial statements include entities in which the enterprise has a controlling financial interest. Adoption of the Interpretation did not affect our financial condition or results of operations.

In May 2003, the FASB issued and we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement requires certain financial instruments to be classified as liabilities, rather than equity, in a statement of financial condition. We currently do not have outstanding any financial instruments that fall under the scope of SFAS No. 150.

NOTE 3. INCOME TAXES - The income tax provision and benefit presented in the statements of operations have been computed by applying an estimated annual effective tax rate. This rate was 39% for 2002. For 2003, the rate used for the first half of the year was 39%, but was revised to 34% in the third quarter. The rate resulted from a revision in our estimated ability to apply anticipated tax credits to our expected 2003 tax provision. The 34% estimated tax rate may be revised further in the fourth quarter depending upon our actual earnings results for the year.

NOTE 4. DISCONTINUED OPERATIONS - On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets for $485.5 million in cash, after closing adjustments. The sale was completed in May 2002. As a result of the transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represented estimated costs associated with the write-down of the carrying value of the assets involved in the sale, the closure of the Brainerd facility and other costs associated with exiting the coated paper business. The Brainerd facility was sold on February 28, 2003, for $4.44 million in cash, and an additional loss on disposal of less than $.1 million was recorded at that time.

On June 3, 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002.

For the third quarter and nine months of 2002, the after-tax charge of $0 million and $155.5 million, respectively, and operating losses of $2.1 million and $12.5 million, respectively, for the printing papers segment and the hardwood mill are classified as discontinued operations in the Statements of Operations and Comprehensive Income, as required by SFAS No. 144. For the first nine months of 2003, after-tax losses associated with the Brainerd facility, as well as the minor additional loss on disposal of the facility, totaling $.8 million, are classified as discontinued operations.

At December 31, 2002, the assets and liabilities of the Brainerd facility were presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities are as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Assets
Land, other than timberlands	$—	$108
Plant and equipment, net	—	4,892

Total assets held for sale	$—	$5,000

Liabilities
Accounts payable and accrued liabilities	$—	$12

NOTE 5. CASH FLOW HEDGES - During the third quarter of 2003, we entered into several derivative financial instruments designed as cash flow hedges for a portion of our expected natural gas purchases during the coming winter months (November 2003 through March 2004). The financial instruments are in the form of collars, with a ceiling of $6.35 per mmBtu and floors ranging from $4.44 to $5.30 per mmBtu, indexed to the NYMEX, Rocky Mountain and Canadian Border indices. The collars apply to 13,200 mmBtu of natural gas purchased per day for the five month period beginning November 1, which represents approximately 60% of our expected daily usage during that period. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive income (loss)” until the hedged item is recognized in earnings.

NOTE 6. EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share are computed by dividing the net earnings (loss) and earnings (loss) from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic average common shares outstanding	28,733,600	28,497,807	28,676,662	28,430,515
Incremental shares due to common stock options	26,621	—	70	—

Diluted average common shares outstanding	28,760,221	28,497,807	28,676,732	28,430,515

Incremental shares due to common stock options were not included in the diluted average common shares outstanding totals for the quarter and nine months ended September 30, 2002 due to their antidilutive effect as a result of our net losses for these periods. The amounts not included for stock options totaled 19,982 for the quarter ended September 30, 2002, and 25,088 for the nine months ended September 30, 2002. Stock options to purchase 2,331,075, 2,077,715, 2,695,575 and 2,077,715 shares of common stock for the quarters ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

NOTE 7. STOCK-BASED COMPENSATION - We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. No compensation cost has been recognized when options are granted under the plans, as all stock options are granted with an exercise price equal to market value at the grant date. Had compensation costs for the plans been determined based on the fair value (using the Black-Scholes option pricing model) at the grant dates for option awards under those plans as prescribed by SFAS No. 123, our net earnings (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2003	2002	2003	2002
Net earnings (loss), as reported	$22,156	$(12,433)	$19,240	$(199,903)
Stock based employee compensation determined under SFAS No. 123, net of tax	(496)	(462)	(1,492)	(1,454)

Pro forma net earnings (loss)	$21,660	$(12,895)	$17,748	$(201,357)

Basic and diluted net earnings (loss) per share, as reported	$.77	$(.43)	$.67	$(7.03)
Pro forma basic and diluted net earnings (loss) per share	.76	(.44)	.62	(7.08)

NOTE 8. RESTRICTED CASH - In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use was restricted to the repayment of $15 million of our medium-term notes, bearing an interest rate of 9.42%, which matured and were repaid on April 4, 2003.

NOTE 9. RECEIVABLES, NET - Included in the “Receivables, net” balance at December 31, 2002, was approximately $22.3 million due to settlements reached with the Internal Revenue Service for the years 1989 through 1994. The settlements exceeded the threshold amount that required review by the congressional Joint Committee on Taxation. The review was completed and the settlements were received in June 2003.

NOTE 10. INVENTORIES - Inventories related to continuing operations at the balance sheet dates consist of:

	September 30, 2003	December 31, 2002
Raw materials	$57,978	$75,000
Work in process	579	432
Finished goods	73,072	84,366

	$131,629	$159,798

NOTE 11. DEBT - In December 2001 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designed as a fair value hedge and called for the company to pay a variable interest amount, based on London Interbank Offered Rate (LIBOR) rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assumed there was no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap was offset by a corresponding decrease or increase in the value of the underlying debt instrument. In June 2003, we terminated the interest rate swap and received a cash settlement of $12.2 million. This amount, together with $9.1 million we received in August 2002 for a repricing of the swap agreement, will be accreted to earnings until the 10% senior subordinated debentures are retired. In August 2003, we reinstated the fixed-to-variable interest rate swap under essentially the same terms as the swap which was terminated in June 2003. The variable interest rate we pay will be determined semi-annually in arrears and will be equal to LIBOR plus 4.80%.

NOTE 12. SEGMENT INFORMATION -

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2003	2002	2003	2002
Segment Sales
Resource*	$73,616	$108,785	$180,416	$320,104

Wood products
Oriented strand board	93,085	47,538	207,728	141,043
Lumber	74,903	58,866	212,622	198,149
Plywood	13,973	8,698	33,090	26,874
Particleboard	4,182	4,051	11,378	11,802
Other	6,532	5,140	21,835	17,156

	192,675	124,293	486,653	395,024

Pulp and paperboard
Paperboard	101,967	100,255	322,188	293,141
Pulp	17,381	13,465	43,903	35,765

	119,348	113,720	366,091	328,906

Consumer products	78,974	74,718	224,452	237,078

	464,613	421,516	1,257,612	1,281,112
Elimination of intersegment sales	(64,354)	(94,972)	(154,457)	(299,620)

Total consolidated net sales	$400,259	$326,544	$1,103,155	$981,492

Intersegment sales or transfers
Resource*	$49,881	$81,605	$114,487	$264,121
Wood products	2,936	2,723	8,864	9,888
Pulp and paperboard	11,517	10,617	31,042	25,542
Consumer products	20	27	64	69

Total	$64,354	$94,972	$154,457	$299,620

Operating Income (Loss)
Resource	$13,578	$19,742	$48,233	$42,269
Wood products	43,933	(9,126)	42,665	(9,389)
Pulp and paperboard	(3,308)	(6,506)	(13,800)	(32,881)
Consumer products	108	9,377	1,936	35,178
Eliminations	90	309	(1,240)	664

	54,401	13,796	77,794	35,841
Corporate	(20,468)	(30,817)	(47,253)	(88,099)

Consolidated earnings (loss) from continuing operations before taxes on income	$33,933	$(17,021)	$30,541	$(52,258)

*	In the second half of 2002, our Wood Products and Pulp and Paperboard operating segments transitioned to a fiber procurement system whereby a portion of fiber purchases from third parties are made directly by each of these segments rather than from the Resource segment. This change has significantly decreased intersegment sales for the Resource segment.

Certain 2002 amounts have been conformed to the 2003 presentation.

NOTE 13. SUBSIDIARY GUARANTORS - A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of any obligations under our current bank credit facilities.

Consolidating statements of operations and comprehensive income for the quarter and nine months ended September 30, 2003 and 2002 are as follows (unaudited):

	For the quarter ended September 30, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$400,259	$289	$(289)	$400,259

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	25,757	22	—	25,779
Materials, labor and other operating expenses	307,894	2	(289)	307,607
Selling, general and administrative expenses	21,116	105	—	21,221

	354,767	129	(289)	354,607

Earnings from operations	45,492	160	—	45,652
Interest expense	(12,234)	—	—	(12,234)
Interest income	515	—	—	515

Earnings before taxes on income and equity in net income of consolidated subsidiaries	33,773	160	—	33,933
Equity in net income of consolidated subsidiaries	112	—	(112)	—
Provision for taxes on income	11,729	48	—	11,777

Net earnings	22,156	112	(112)	22,156

Other comprehensive loss, net of tax:
Cash flow hedges:
Net derivative losses, net of tax effect	(427)	—	—	(427)

Comprehensive income	$21,729	$112	$(112)	$21,729

	For the quarter ended September 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$326,544	$265	$(265)	$326,544

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	29,048	19	—	29,067
Materials, labor and other operating expenses	271,503	14	(265)	271,252
Selling, general and administrative expenses	20,667	111	—	20,778

	321,218	144	(265)	321,097

Earnings from operations	5,326	121	—	5,447
Interest expense	(13,984)	—	—	(13,984)
Debt retirement costs	(9,256)	—	—	(9,256)
Interest income	772	—	—	772

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(17,142)	121	—	(17,021)
Equity in net income of consolidated subsidiaries	74	—	(74)	—
Provision (benefit) for taxes on income	(6,686)	47	—	(6,639)

Earnings (loss) from continuing operations	(10,382)	74	(74)	(10,382)
Discontinued operations:
Loss from discontinued operations	(3,361)	—	—	(3,361)
Income tax benefit	(1,310)	—	—	(1,310)

Net earnings (loss)	$(12,433)	$74	$(74)	$(12,433)

	For the nine months ended September 30, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,103,155	$819	$(819)	$1,103,155

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	77,764	76	—	77,840
Materials, labor and other operating expenses	911,086	142	(819)	910,409
Selling, general and administrative expenses	59,852	317	—	60,169
Restructuring charge	227	—	—	227

	1,048,929	535	(819)	1,048,645

Earnings from operations	54,226	284	—	54,510
Interest expense	(37,124)	—	—	(37,124)
Interest income	13,155	—	—	13,155

Earnings before taxes on income and equity in net income of consolidated subsidiaries	30,257	284	—	30,541
Equity in net income of consolidated subsidiaries	188	—	(188)	—
Provision for taxes on income	10,358	96	—	10,454

Earnings from continuing operations	20,087	188	(188)	20,087
Discontinued operations:
Loss from discontinued operations	(1,389)	—	—	(1,389)
Income tax benefit	(542)	—	—	(542)

Net earnings	19,240	188	(188)	19,240

Other comprehensive loss, net of tax:
Cash flow hedges:
Net derivative losses, net of tax effect	(427)	—	—	(427)

Comprehensive income	$18,813	$188	$(188)	$18,813

	For the nine months ended September 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$981,492	$763	$(763)	$981,492

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	86,736	59	—	86,795
Materials, labor and other operating expenses	822,257	172	(763)	821,666
Selling, general and administrative expenses	63,336	316	—	63,652

	972,329	547	(763)	972,113

Earnings from operations	9,163	216	—	9,379
Interest expense	(48,289)	—	—	(48,289)
Debt retirement costs	(15,154)	—	—	(15,154)
Interest income	1,806	—	—	1,806

Earnings (loss) before taxes on income and equity in net income of consolidated subsidiaries	(52,474)	216	—	(52,258)
Equity in net income of consolidated subsidiaries	132	—	(132)	—
Provision (benefit) for taxes on income	(20,465)	84	—	(20,381)

Earnings (loss) from continuing operations	(31,877)	132	(132)	(31,877)
Discontinued operations:
Loss from discontinued operations	(275,451)	(82)	82	(275,451)
Income tax benefit	(107,425)	(32)	32	(107,425)

Net earnings (loss)	$(199,903)	$82	$(82)	$(199,903)

Condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002 are as follows (2003 amounts unaudited):

	September 30, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$15,995	$93	$—	$16,088
Short-term investments	12,445	—	—	12,445
Receivables, net	118,520	367	40	118,927
Inventories	131,501	128	—	131,629
Prepaid expenses	31,172	—	—	31,172

Total current assets	309,633	588	40	310,261
Land, other than timberlands	8,338	493	—	8,831
Plant and equipment, at cost less accumulated depreciation	745,639	622	—	746,261
Timber, timberlands and related logging facilities	400,411	—	—	400,411
Other assets	115,940	—	(1,246)	114,694

	$1,579,961	$1,703	$(1,206)	$1,580,458

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$507	$—	$—	$507
Accounts payable and accrued liabilities	172,765	181	40	172,986

Total current liabilities	173,272	181	40	173,493
Intercompany transfers	30,925	(30,925)	—	—
Long-term debt	621,368	—	—	621,368
Other long-term obligations	278,458	—	—	278,458
Deferred taxes	66,345	—	—	66,345
Stockholders’ equity	409,593	32,447	(1,246)	440,794

	$1,579,961	$1,703	$(1,206)	$1,580,458

	December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$8,811	$162	$—	$8,973
Restricted cash	15,069	—	—	15,069
Short-term investments	2,000	—	—	2,000
Receivables, net	117,758	161	—	117,919
Inventories	159,637	161	—	159,798
Prepaid expenses	39,006	(1)	—	39,005
Assets held for sale	5,000	—	—	5,000

Total current assets	347,281	483	—	347,764
Land, other than timberlands	8,354	396	—	8,750
Plant and equipment, at cost less accumulated depreciation	757,372	796	—	758,168
Timber, timberlands and related logging facilities	396,426	—	—	396,426
Other assets	106,464	—	(1,246)	105,218

	$1,615,897	$1,675	$(1,246)	$1,616,326

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$40,000	$—	$—	$40,000
Current installments on long-term debt	15,607	—	—	15,607
Accounts payable and accrued liabilities	189,323	129	—	189,452
Liabilities related to assets held for sale	12	—	—	12

Total current liabilities	244,942	129	—	245,071
Intercompany transfers	30,779	(30,779)	—	—
Long-term debt	622,645	—	—	622,645
Other long-term obligations	261,165	—	—	261,165
Deferred taxes	56,654	—	—	56,654
Stockholders’ equity	399,712	32,325	(1,246)	430,791

	$1,615,897	$1,675	$(1,246)	$1,616,326

Condensed consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002 are as follows (unaudited):

	For the nine months ended September 30, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings	$19,052	$188	$—	$19,240
Adjustments to reconcile net earnings to net operating cash flows:
Loss from discontinued operations	820	—	—	820
Loss on disposal of discontinued operations	60	—	—	60
Depreciation, amortization and cost of fee timber harvested	77,764	76	—	77,840
Deferred taxes	9,691	—	—	9,691
Working capital changes	22,462	(122)	—	22,340

Net cash provided by operating activities of continuing operations	129,849	142	—	129,991

Cash Flows From Investing
Decrease in restricted cash	15,069	—	—	15,069
Increase in short-term investments	(10,445)	—	—	(10,445)
Investments and advances from subsidiaries	211	(211)	—	—
Additions to plant and properties	(62,328)	—	—	(62,328)
Other, net	(7,270)	—	—	(7,270)

Net cash used for investing activities of continuing operations	(64,763)	(211)	—	(64,974)

Cash Flows From Financing
Change in book overdrafts	(3,311)	—	—	(3,311)
Decrease in notes payable	(40,000)	—	—	(40,000)
Retirement of long-term debt	(16,377)	—	—	(16,377)
Issuance of treasury stock	4,091	—	—	4,091
Dividends	(12,901)	—	—	(12,901)
Other, net	6,988	—	—	6,988

Net cash used for financing activities of continuing operations	(61,510)	—	—	(61,510)

Cash from continuing operations	3,576	(69)	—	3,507
Cash from discontinued operations	3,608	—	—	3,608

Increase (decrease) in cash	7,184	(69)	—	7,115
Balance at beginning of period	8,811	162	—	8,973

Balance at end of period	$15,995	$93	$—	$16,088

	For the nine months ended September 30, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(199,985)	$82	$—	$(199,903)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	12,443	50	—	12,493
Loss on disposal of discontinued operations	221,223	—	—	221,223
Depreciation, amortization and cost of fee timber harvested	86,736	59	—	86,795
Debt retirement costs	15,154	—	—	15,154
Deferred taxes	(111,954)	—	—	(111,954)
Working capital changes	(27,633)	(65)	—	(27,698)

Net cash provided by (used for) operating activities of continuing operations	(4,016)	126	—	(3,890)

Cash Flows From Investing
Decrease in restricted cash	83,187	—	—	83,187
Decrease in short-term investments	2,876	—	—	2,876
Investments and advances from subsidiaries	396	(396)	—	—
Additions to plant and properties	(37,258)	—	—	(37,258)
Other, net	(12,484)	—	—	(12,484)

Net cash provided by (used for) investing activities of continuing operations	36,717	(396)	—	36,321

Cash Flows From Financing
Change in book overdrafts	(2,578)	—	—	(2,578)
Retirement of long-term debt	(494,190)	—	—	(494,190)
Premiums and fees on debt retirement	(10,584)	—	—	(10,584)
Issuance of treasury stock	6,608	—	—	6,608
Dividends	(12,789)	—	—	(12,789)
Other, net	268	—	—	268

Net cash used for financing activities of continuing operations	(513,265)	—	—	(513,265)

Cash from continuing operations	(480,564)	(270)	—	(480,834)
Cash from discontinued operations	481,859	269	—	482,128

Increase (decrease) in cash	1,295	(1)	—	1,294
Balance at beginning of period	7,391	84	—	7,475

Balance at end of period	$8,686	$83	$—	$8,769

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

Recent Accounting Pronouncements

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

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” effective January 1, 2003. The Interpretation requires that an enterprise’s consolidated financial statements include entities in which the enterprise has a controlling financial interest. Adoption of the Interpretation did not affect our financial condition or results of operations.

In May 2003, the FASB issued and we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement requires certain financial instruments to be classified as liabilities, rather than equity, in a statement of financial condition. We currently do not have outstanding any financial instruments that fall under the scope of SFAS No. 150.

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

Restructuring charges. Over the past several years, we have recorded charges for the restructuring of our salaried workforce, the closure of a plywood manufacturing plant and the reduction of the hourly workforce at another site. In May 2002, we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was sold in February 2003. In July 2002, we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the event, and these estimated liabilities could differ materially from actual costs incurred.

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

Our operating results reflect the cyclical pattern of the forest products industry. Historical prices for our products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for our pulp and paperboard products is primarily affected by the general state of the global economy, and the economies in North America and east Asia in particular. The demand for consumer tissue is primarily affected by the economy and population growth in North America.

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. Our wood products are subject to competition from manufacturers in North and South America, Europe, Australia and New Zealand. In addition, our pulp-based products, other than tissue products, are globally-traded commodity products. Because our competitors are located throughout the world, variations in exchange rates between the U.S. dollar and other currencies significantly affect our competitive position compared to our international competitors. In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of oversupply. Some of our competitors are currently lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases.

Energy has become one of our most volatile operating expenses over the past several years. Substantial price increases commenced in late 2000 and continued in the first half of 2001, before moderating in the second half of 2001. Energy prices returned to more normal historical levels in 2002, but have shown regional fluctuations during the first nine months of 2003. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for electricity. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas. We entered into several such contracts in the third quarter of 2003 covering a portion of our expected natural gas purchases from November 2003 through March 2004.

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

Results of Operations

As noted above, our business is organized into four reporting segments: Resource; Wood Products; Pulp and Paperboard; and Consumer Products. Sales or transfers between the segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber from both our own timberlands and from outside third parties, intersegment sales represent a significant portion of the Resource segment’s total net sales. Beginning in the third quarter of 2002, our Wood Products and Pulp and Paperboard operating segments transitioned to a fiber procurement system where a portion of third party fiber purchases are made directly by each of these segments, rather than from the Resource segment. The change in the fiber procurement system has significantly decreased intersegment sales for the Resource segment, as well as decreased fiber purchases by the Resource segment from third parties. Intersegment sales represent a substantially smaller percentage of net sales for our other segments.

A summary of period-to-period changes in items included in the statements of operations is presented on page 30 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

As a result of the sale of our Printing Papers segment assets and the sale of the Bradley hardwood sawmill, those operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements for the quarter and nine months ended September 30, 2003 and 2002. The discussion below addresses our continuing businesses. In addition, our statements of operations and comprehensive income presentation of the revenues and expenses associated with land sales have been reclassified for periods prior to the second quarter of 2003. Revenues from land sales are included in net sales and the associated expense is included in materials, labor and other operating expenses, rather than in “Other income (expense), net.” Revenues and expenses from land sales are attributable to the Resource segment. The change in presentation reflects the Resource segment’s ongoing commitment to actively manage timberland assets, which includes land sales for higher and better use, in the normal course of business. Certain 2002 period amounts presented below have been conformed to 2003 classifications.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Net Sales - Net sales increased 12%, to $1.1 billion for the nine months ended September 30, 2003, from $981.5 million for the same period in 2002. Increases in Resource, Wood Products and Pulp and Paperboard segment net sales of $9.9 million, $92.7 million and $31.7 million, respectively, more than offset a decline in Consumer Products segment net sales of $12.6 million. Increased land sales in the Resource segment, increased shipments and higher sales prices for oriented strand board in the Wood Products segment and increased paperboard shipments in the Pulp and Paperboard segment were largely responsible for the increase in net sales. A decrease in sales prices resulted in lower net sales for the Consumer Products segment.

Depreciation, amortization and cost of fee timber harvested - For the nine months ended September 30, 2003, depreciation, amortization and cost of fee timber harvested totaled $77.8 million, a decrease compared to the prior year amount of $86.8 million. Lower permit timber harvests in Minnesota and decreased depreciation expense in the Wood Products and Pulp and Paperboard segments were largely responsible for the decline.

Materials, labor and other operating expenses - Materials, labor and other operating expenses increased to $910.4 million for the nine months ended September 30, 2003, from $821.7 million for the nine months ended September 30, 2002. The higher costs were due primarily to increased shipments of oriented strand board, lumber, and paperboard.

Selling, general and administrative expenses - Selling, general and administrative expenses were $60.2 million for the first nine months of 2003, compared to $63.7 million incurred for the same period of 2002, due principally to a decrease in administration expense.

Restructuring charge - As required by SFAS No. 146, during the first quarter of 2003 we recorded $.2 million for costs related to terminated employees whose services had been retained beyond the initial 60-day period following announced job eliminations in 2002. No additional costs were recorded in the second and third quarters of 2003.

Interest expense, net of capitalized interest - Interest expense was $37.1 million for the nine months ended September 30, 2003, a decrease from $48.3 million in the prior year nine month period. The decrease was due to significantly less debt outstanding during the first nine months of 2003, as well as an increase in the amount of interest capitalized from major construction projects in 2003, compared to the first nine months of 2002. These factors were partially offset by increased interest expense on our $100 million credit sensitive debentures due to our debt ratings change in January 2003.

Debt retirement costs - We incurred one-time, pre-tax costs of $15.2 million for the nine months ended September 30, 2002, related to our early repayment of over $363 million of outstanding debt.

Interest income - For the nine months ended September 30, 2003, interest income was $13.2 million, compared to $1.8 million for the same period in 2002. The increase was due to the receipt of $12.5 million of interest income in conjunction with a settlement with the Internal Revenue Service for tax years 1989 through 1994.

Provision (benefit) for taxes on income - For the nine months ended September 30, 2003, we recorded an income tax provision on income from continuing operations of $10.5 million, reflecting our net earnings before taxes, based on an estimated effective tax rate of 34%. During the first half of 2003, an estimated tax rate of 39% was used, but was revised to 34% in the third quarter. The rate change resulted from a revision in our estimated ability to apply anticipated tax credits to our expected 2003 tax provision. The 34% estimated tax rate may be revised further in the fourth quarter depending upon our actual earnings results for the year. For the nine months ended September 30, 2002, we recorded a tax benefit from continuing operations of $20.4 million, reflecting a tax rate of 39%.

Earnings (loss) from continuing operations - We recorded earnings from continuing operations of $20.1 million for the nine months ended September 30, 2003, compared to a loss from continuing operations of $31.9 million for the same period in 2002. Earnings improvements in the Wood Products and Pulp and Paperboard segments more than offset a decrease in Consumer Products segment earnings.

Other comprehensive loss - In September 2003, we recorded a net derivative loss due to cash flow hedges of $.4 million, after tax. The loss was the result of mark-to-market adjustments on several derivative financial instruments we have entered into for the purpose of reducing our exposure to increases in natural gas costs during the coming winter months.

Discussion of business segments - The Resource segment reported operating income of $48.2 million for the first nine months of 2003, up from $42.3 million earned in the same period of 2002. Gains on land sales were largely responsible for the improved results. In June 2003, we completed the sale of approximately 15,300 acres of hardwood timberland in Arkansas. Segment net sales decreased 44% to $180.4 million for the first nine months of 2003 compared to $320.1 million for the 2002 period. The decrease in net sales was due to decreased wood fiber sales to our Wood Products and Pulp and Paperboard operating segments in Arkansas, Idaho and Minnesota, which were partially offset by increased land sales. In the third quarter of 2002, these operating segments began the transition to a fiber procurement system where a portion of third party fiber purchases are made directly by each segment. The changes in the fiber procurement system have resulted in lower intersegment sales for the Resource segment and, consequently, lower fiber purchases by the Resource segment from third parties. Resource segment expenses were $132.2 million in the first nine months of 2003, compared to $277.8 million in the first nine months of 2002. Decreased outside sawlog and other fiber purchases were largely responsible for the decrease in expenses.

The Wood Products segment reported operating income of $42.7 million for the first nine months of 2003, compared to a loss of $9.4 million recorded in the first nine months of 2002. Segment net sales were $486.7 million for the first nine months of 2003, 23% higher than the $395.0 million recorded for the 2002 period. Oriented strand board net sales increased 47% to $207.7 million for the first nine months of 2003, compared to $141.0 million in the 2002 period, due to a 41% increase in sales prices, and a 5% increase in shipments. Lumber net sales were $212.6 million, up from $198.1 million in 2002. A 16% increase in lumber shipments was partially offset by an 8% decrease in sales prices. Plywood net sales were higher at $33.1 million for the first nine months of 2003, compared to $26.9 million in 2002, due to a 25% increase in shipments. Particleboard net sales were $11.4 million for the first nine months of 2003, compared to $11.8 million for the first nine months of 2002, as a result of a 9% decrease in sales prices, although shipments rose 5%. Segment expenses were higher for the first nine months of 2003, totaling $444.0 million versus $404.4 million in 2002. Higher product shipments for the segment, combined with higher wood fiber and chemical costs, were primarily responsible for the increase.

The Pulp and Paperboard segment reported an operating loss for 2003’s first nine months of $13.8 million, compared to a loss of $32.9 million for 2002’s first nine months. Segment net sales increased to $366.1 million for the first nine months of 2003 from $328.9 million for the 2002 period. Paperboard shipments increased 12% compared to the first nine months of 2002, more than offsetting a small decline in sales prices. Pulp sales (including intersegment sales) were higher for the first nine months of 2003, rising to $43.9 million compared to $35.8 million for the same period in 2002. The increase was due largely to an increase in intersegment sales, combined with increases in pulp shipments to external customers of 8%, and a 9% increase in sales prices. Segment expenses were higher for the first nine months of 2003, totaling $379.9 million, compared to $361.8 million in the first nine months of 2002. The increase reflects greater volumes of product shipments for the first nine months of 2003 compared to 2002. However, increased paperboard and pulp production at the Lewiston, Idaho, facility has resulted in lower unit production costs compared to 2002.

The Consumer Products segment recorded operating income of $1.9 million for the first nine months of 2003, significantly below 2002 operating income of $35.2 million. Segment net sales were $224.5 million for the first nine months of 2003, 5% lower than the $237.1 million recorded for the 2002 period. A 7% decline in sales prices was only partially offset by a 2% increase in product shipments. A very competitive consumer tissue market adversely affected sales prices. Segment expenses were higher for the first nine months of 2003, totaling $222.5 million, versus $201.9 million in 2002. The segment incurred higher per unit costs due to downtime taken on some converting lines as well as higher selling and administration costs compared to the previous year’s first nine months.

Our discontinued operations incurred a loss of $1.4 million, before taxes, for the first nine months of 2003. The amount includes costs associated with the sale of the Printing Papers segment assets in Brainerd, Minnesota in February 2003.

Quarter Ended September 30, 2003, Compared to Quarter Ended September 30, 2002

Net Sales - Net sales increased 23%, or $73.7 million, from $326.5 million for the quarter ended September 30, 2002, to $400.3 million for the same period in 2003. Increases in Wood Products, Pulp and Paperboard and Consumer Products segment net sales more than offset a decline in Resource segment net sales. Increased shipments and substantially higher sales prices for oriented strand board, as well as, increased shipment of lumber, plywood, paperboard and tissue products accounted for most of the increase. Lower log shipments and sales prices caused a decline in net sales for the Resource segment.

Depreciation, amortization and cost of fee timber harvested - For the quarter ended September 30, 2003, depreciation, amortization and cost of fee timber harvested totaled $25.8 million, a decrease of $3.3 million from the prior year amount of $29.1 million. Slightly lower depreciation expense in the Wood Products and Pulp and Paperboard segments as well as lower permit timber harvests in Minnesota and Arkansas were largely responsible for the decline.

Materials, labor and other operating expenses - Materials, labor and other operating expenses increased to $307.6 million for the quarter ended September 30, 2003, from $271.3 million for the quarter ended September 30, 2002. The higher costs were due to increased shipments of oriented strand board, lumber, plywood, paperboard and tissue products.

Selling, general and administrative expenses - Selling, general and administrative expenses were $21.2 million for the third quarter of 2003, slightly higher compared to the $20.8 million recorded for the same period of 2002.

Interest expense, net of capitalized interest - Interest expense was $12.2 million for the quarter ended September 30, 2003, a decrease from $14.0 million in the prior year period. The decrease was due to less debt outstanding during the third quarter of 2003 compared to the third quarter of 2002.

Debt retirement costs - We incurred one-time, pre-tax costs of $9.3 million during the quarter ended September 30, 2002, related to our early repayment of approximately $118 million of outstanding debt.

Interest income - For the quarter ended September 30, 2003, interest income was $.5 million, compared to $.8 million for the 2002 period.

Provision (benefit) for taxes on income - For the quarter ended September 30, 2003, we recorded a provision for taxes on income from continuing operations of $11.8 million, based on an estimated annual effective tax rate of 34%. During the first half of 2003, an estimated tax rate of 39% was used, but it was revised to 34% in the third quarter as a result of a revision in our estimated ability to apply anticipated tax credits to our expected 2003 tax provision. The 34% estimated tax rate may be revised further in the fourth quarter depending upon our actual earnings results for the year. For the quarter ended September 30, 2002, we recorded an income tax benefit from continuing operations of $6.6 million, reflecting a tax rate of 39%.

Earnings (loss) from continuing operations - We recorded earnings from continuing operations of $22.2 million for the quarter ended September 30, 2003, compared to a loss from continuing operations of $10.4 million for the same period in 2002. Improved earnings in the Wood Products segment were largely responsible for the favorable comparison.

Other comprehensive loss - In September 2003, we recorded a net derivative loss due to cash flow hedges of $.4 million, after tax. The loss was the result of mark-to-market adjustments on several derivative financial instruments we have entered into for the purpose of reducing our exposure to increases in natural gas costs during the coming winter months.

Discussion of business segments - The Resource segment reported operating income of $13.6 million for the third quarter of 2003, down from $19.7 million earned in the same period of 2002. Segment net sales decreased 32% to $73.6 million for the third quarter of 2003 compared to $108.8 million for the 2002 period. The decrease in net sales was due to decreased wood fiber sales to our Wood Products and Pulp and Paperboard operating segments in Arkansas, Idaho and Minnesota, lower log prices in Idaho and decreased log sales in Arkansas. Resource segment expenses decreased to $60.0 million in the third quarter of 2003, from $89.0 million in the third quarter of 2002. Reduced outside sawlog and other fiber purchases were largely responsible for the decrease in expenses.

The Wood Products segment reported operating income of $43.9 million for the third quarter of 2003, compared to a loss of $9.1 million recorded in the third quarter of 2002. Segment net sales were $192.7 million for the third quarter of 2003, 55% higher than the $124.3 million recorded for the 2002 period. Oriented strand board net sales increased to $93.1 million for the third quarter of 2003, compared to $47.5 million in the 2002 period, due to a 92% increase in sales prices and a 2% increase in shipments. Lumber net sales were $74.9 million, up significantly from $58.9 million in 2002. Sales prices for lumber decreased 5%, but were more than offset by a 34% increase in shipments. Plywood net sales were $14.0 million for 2003’s third quarter, compared to $8.7 million for the same period in 2002, as a result of a 53% increase in shipments combined with a 5% increase in sales prices. Particleboard net sales were $4.2 million for the third quarter of 2003, up slightly from the $4.1 million recorded in the third quarter of 2002. Segment expenses were $148.7 million for the third quarter of 2003, versus $133.4 million in 2002. Increased overall product shipments for the segment and higher wood fiber costs were largely responsible for the increase.

The Pulp and Paperboard segment reported an operating loss for 2003’s third quarter of $3.3 million, versus a loss of $6.5 million for 2002’s third quarter. Segment net sales increased to $119.3 million for the third quarter of 2003 from $113.7 million for the 2002 period, primarily due to a $3.9 million increase in pulp net sales and a 6% increase in paperboard shipments. Segment expenses were slightly higher for the third quarter of 2003, totaling $122.7 million compared to $120.2 million in the third quarter of 2002. The increase was due to increased paperboard and pulp shipments during the quarter, which was partially offset by improved productivity at the Lewiston, Idaho, pulp and paperboard facility, which reduced per unit costs.

The Consumer Products segment operating income totaled $0.1 million for the third quarter of 2003, compared to third quarter 2002 operating income of $9.4 million. Segment net sales were $79.0 million for the third quarter of 2003, 6% higher than the $74.7 million recorded for the 2002 period. A 12% increase in product shipments more than offset a 6% decrease in sales prices. Sales prices declined over the 2002 levels due to continued competitive consumer tissue markets during the quarter. Expenses for the segment were higher for the third quarter of 2003, totaling $78.9 million, versus $65.3 million in 2002, primarily due to higher shipments and selling, general and administrative expenses.

Liquidity and Capital Funding

At September 30, 2003, our financial position included long-term debt of $621.9 million, including current installments on long-term debt of $0.5 million. Long-term debt at September 30, 2003 (including current installments) declined $16.4 million from the December 2002 balance due to normal repayments on maturing debt of $15.5 million and the early retirement of a bond associated with our Brainerd facility totaling $0.9 million. The bond was called as a result of the sale of the facility in February 2003. The majority of the repayments on maturing debt were made using $15.0 million placed in an interest-bearing escrow account in September 2002 that was restricted to the repayment of $15 million of our medium-term notes, which matured on April 4, 2003. Stockholders’ equity increased $10.0 million, largely due to net earnings of $19.2 million for the first nine months of 2003, which were partially offset by dividend payments of $12.9 million. As a result of these changes, long-term debt (including current installments) to stockholders’ equity was 1.41 to 1 at September 30, 2003, compared to 1.48 to 1 at December 31, 2002.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2003 are as follows:

(Dollars in thousands)
2004	$507
2005	1,508
2006	2,758
2007	6,559
2008	609

Working capital totaled $136.8 million at September 30, 2003, an increase of $34.1 million from December 31, 2002. Decreases in current liabilities totaling $71.6 million and increases in short-term investments of $10.4 million positively affected working capital. Partially offsetting these amounts were decreases in cash and restricted cash of $7.9 million, inventories of $28.2 million, prepaid expenses of $7.8 million and assets held for sale of $5.0 million.

Net cash provided by operations for the first nine months of 2003 totaled $130.0 million, compared with net cash used for operations of $3.9 million for the same period in 2002. Net earnings from continuing operations, versus a net loss in 2002, combined with cash from working capital changes were largely responsible for the favorable comparison. The net earnings were generally due to significantly higher sales, lower interest expense and higher interest income from the IRS refund, as previously discussed. The increase in sales was largely attributable to higher oriented strand board prices.

For the nine months ended September 30, 2003, net cash used for investing totaled $65.0 million, compared to net cash provided by investing of $36.3 million during the nine months ended September 30, 2002. Cash was used in the first nine months of 2003 primarily for capital spending projects as well as an increase in short-term investments. These activities were partially offset by the use of $15.1 million of restricted cash to repay debt. Capital spending totaled $62.3 million in the first nine months of 2003, a majority of which was spent on construction of a new tissue machine in North Las Vegas, Nevada. Spending on this project in 2003 has totaled $35.4 million. The balance of capital spending through September 30, 2003, was focused on forest resources and various small projects designed to improve product quality and manufacturing efficiency. Cash was provided in 2002 primarily by the use of restricted cash to retire debt, partially offset by spending on capital projects.

Net cash used for financing was $61.5 million for the nine months ended September 30, 2003, compared to $513.3 million during the same period in 2002. The majority of the cash used in 2003 was to repay borrowings under our bank credit facility totaling $40.0 million and to retire long-term debt in the amount of $16.4 million. Cash was also used to pay dividends totaling $12.9 million. Cash used in 2002 was primarily for the retirement of long-term debt. In 2002, we used restricted cash to repay our $100 million 6.25% Debentures and paid other debt using a portion of the proceeds from asset sales.

Cash generated from discontinued operations in the first nine months of 2003 totaled $3.6 million, the net result of the sale of our Brainerd, Minnesota, paper mill to Missota Paper Company LLC in February for $4.44 million. We generated cash in the same period of 2002 totaling $482.1 million, most of which was cash received from the sale of a majority of our Printing Papers segment assets.

Our current bank credit facility is comprised of a revolving line of credit of up to $150.0 million, expiring June 28, 2004, which includes a $70.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by our accounts receivable and inventory. As of September 30, 2003, there were no borrowings outstanding under the revolving line of credit, and approximately $24.3 million of the revolving line of credit was used to support outstanding letters of credit.

Both the agreement governing our credit facility and the indenture governing our $250 million 10% senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of September 30, 2003, we were in compliance with the covenants of our bank credit facility and the $250 million 10% senior subordinated notes.

We believe that our cash, cash flow from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the near term. When our credit facility expires in June 2004, we will either need to extend the facility or enter into a new credit facility. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our credit facility so that future borrowings thereunder will be available to us. This will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Quarter Ended September 30			Nine Months Ended September 30
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Net sales	$400,259	$326,544	23%	$1,103,155	$981,492	12%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	25,779	29,067	(11)%	77,840	86,795	(10)%
Materials, labor and other operating expenses	307,607	271,252	13%	910,409	821,666	11%
Selling, general and administrative expenses	21,221	20,778	2%	60,169	63,652	(5)%
Restructuring charge	—	—	—	227	—	*
Earnings from operations	45,652	5,447	738%	54,510	9,379	481%
Interest expense	(12,234)	(13,984)	(13)%	(37,124)	(48,289)	(23)%
Debt retirement costs	—	(9,256)	*	—	(15,154)	*
Interest income	515	772	(33)%	13,155	1,806	628%
Provision (benefit) for taxes on income	11,777	(6,639)	(277)%	10,454	(20,381)	(151)%
Earnings (loss) from continuing operations	22,156	(10,382)	(313)%	20,087	(31,877)	(163)%
Discontinued operations:
Loss from discontinued operations	—	(3,361)	*	(1,389)	(275,451)	(99)%
Income tax benefit	—	(1,310)	*	(542)	(107,425)	(99)%
Net earnings (loss)	$22,156	$(12,433)	(278)%	$19,240	$(199,903)	(110)%

*	Not a meaningful figure.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our bank credit facility, credit rate risk on our credit sensitive debentures, foreign currency exchange rates that affect the value of our Euro forward purchase contract and commodity price risk on collars we use to hedge a portion of our near-term natural gas purchases.

As of September 30, 2003, we had no borrowings outstanding under our bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, in December 2001 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designed as a fair value hedge and called for the company to pay a variable interest amount, based on London Interbank Offered Rate (LIBOR) rates, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. We assumed there was no ineffectiveness in the hedge and, accordingly, a fair value increase or decrease in the swap was offset by a corresponding decrease or increase in the value of the underlying debt instrument. In June 2003, we terminated the interest rate swap and received a cash settlement of $12.2 million. This amount, together with $9.1 million we received in August 2002 for a repricing of the swap agreement, will be accreted to earnings until the 10% senior subordinated debentures are retired. In August 2003, we reinstated our fixed-to-variable interest rate swap under essentially the same terms as the swap which was terminated in June 2003. The variable interest rate we pay will be determined semi-annually in arrears and will be equal to LIBOR plus 4.80%.

We currently have $100 million of credit sensitive debentures outstanding which pay interest to the debt holder based upon our credit ratings as established by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services, Inc. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA–	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB–	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB–	13.500
B1 or lower	B+ or lower	14.000

On January 30, 2003, S&P announced that it had lowered our senior unsecured debt rating to BB+ from BBB–. The ratings downgrade caused the interest rate on our credit sensitive debentures to increase from 9.425% to 12.5%, effective January 30, 2003.

In the first half of 2003 we entered into forward purchase contracts to acquire Euros, with the settlement of these forward contracts timed to coincide with our required Euro payments to the supplier of our new tissue machine under construction in North Las Vegas, Nevada. As of September 30, 2003, we have one forward purchase contract outstanding to purchase 3.7 million Euro at a price of $1.0666 per Euro. We have recorded an asset representing the fair value of the forward contract at September 30, 2003, and a reciprocal liability representing the fair value of our purchase commitment, with the corresponding gains and losses recorded in earnings.

During the third quarter of 2003, we entered into several derivative financial instruments designed as cash flow hedges for a portion of our expected natural gas purchases during the coming winter months (November 2003 through March 2004). The financial instruments are in the form of collars, with a ceiling of $6.35 per mmBtu and floors ranging from $4.44 to $5.30 per mmBtu, indexed to the NYMEX, Rocky Mountain and Canadian Border indices. The collars apply to 13,200 mmBtu of natural gas purchased per day for the five month period beginning November 1, which represents approximately 60% of our expected daily usage during that period. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive income (loss)” until the hedged item is recognized in earnings.

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

PART II

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

The exhibit index is located on page 35 of this Form 10-Q.

Reports on Form 8-K

A current report on Form 8-K was filed on July 8, 2003. Under Item 5, Other Events, we announced the retirement of Ms. Toni Rembe from the Potlatch Corporation Board of Directors, effective July 1, 2003.

A current report on Form 8-K was filed on August 7, 2003. Under Item 5, Other Events, we disclosed that Richard L. Paulson, company President and Chief Operating Officer, had advised the company that he plans to retire by the end of 2003.

A current report on Form 8-K was filed on August 19, 2003. Under Item 5, Other Events, we reported that effective August 18 we reinstated our fixed-to-variable interest rate swap, which is used to hedge the fixed interest rate payable on $165 million of our $250 million principal amount 10% senior subordinated debentures due 2011.

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

Date:  November 13, 2003

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

PART II

(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350