Form 10-K
period 2003-12-31
POTLATCH CORP
filed 2004-03-12
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File
December 31, 2003	Number 1-5313

Potlatch Corporation

A Delaware Corporation	(IRS Employer Identification
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003, was approximately $695.9 million, based on the closing price of $25.75, as reported on the New York Stock Exchange Composite Transactions.

The number of shares of common stock outstanding as of January 31, 2004: 28,956,554 shares of Common Stock, par value of $1 per share.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2004 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

ITEM 1.    BUSINESS

General

Potlatch Corporation (herein referred to as the “company,” “us,” “we,” and “our”), incorporated in 1903, is a vertically integrated and diversified forest products company. We own and manage approximately 1.5 million acres of timberlands and operate 15 manufacturing facilities. Our timberlands and all of our manufacturing facilities are located within the continental United States, primarily in Arkansas, Idaho and Minnesota. We are engaged principally in growing and harvesting timber and converting wood fiber into two broad product lines: (a) commodity and specialty wood products; and (b) bleached pulp products. Our business is organized into four operating segments: Resource; Wood Products; Pulp and Paperboard; and Consumer Products.

Information relating to the amounts of net sales, operating income (loss) and identifiable assets attributable to each of our operating segments for 2001-2003 is included in Note 15 to the financial statements on pages 56-58 of this report.

Interested parties may access our periodic and current reports filed with the Securities and Exchange Commission, at no charge, by visiting our website: www.potlatchcorp.com. In the menu choose: Corporate Governance, then choose: SEC Filings. Information on our website is not part of this report.

Cautionary Statement Regarding Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures and timber supply issues. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in exchange rates between the U.S. dollar and other currencies; changes in the level of construction activity; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; changes in general and industry-specific environmental laws and regulations; unforeseen environmental liabilities or expenditures; weather conditions; and changes in raw material, energy and other costs. Other potential factors that could affect our financial position or results of operations include, but are not limited to, our ability to extend or replace our current bank credit facility. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Raw Materials

The principal raw material used by our manufacturing operations is wood fiber, which is obtained from our own timberlands and purchased on the open market. During 2003, we harvested approximately 783,000 tons of sawtimber from our Arkansas timberlands and purchased an additional 1,330,000 tons. Of the 2,113,000 tons of sawtimber harvested and purchased, we sold 390,000 tons to third parties during the year. We also harvested 603,000 tons of pulpwood from our Arkansas timberlands and purchased an additional 944,000 tons. We sold 492,000 tons of the harvested and purchased pulpwood to third parties. In 2003 we harvested approximately 1,214,000 tons of sawtimber from our Idaho timberlands and purchased an additional 414,000 tons. From these amounts we sold 488,000 tons to third parties. We also harvested 245,000 tons of pulpwood from our timberlands in Idaho and purchased 54,000 tons. Of the 299,000 tons of pulpwood harvested and purchased, we sold 59,000 tons to third parties. We harvested from our Minnesota timberlands in 2003 approximately 366,000 tons of both sawtimber and logs used in the manufacture of oriented strand board (OSB). We also purchased an additional 2,312,000 tons of sawtimber and OSB logs and, from the total of 2,678,000 tons, sold 266,000 tons to third parties. We harvested 17,000 tons of pulpwood from our Minnesota timberlands, purchased 7,000 tons and sold all 24,000 tons to third parties.

In 2003, 500,022 tons of the total 5,061,000 tons of purchased sawtimber, OSB logs and pulpwood were acquired directly from timberlands owned by federal, state and local governments. Wood fiber acquisitions from these sources occur in market transactions at current market prices. We generally do not maintain long-term supply contracts for a significant volume of timber.

Our Resource segment supplies fiber from our timberlands, as well as some purchased fiber, to our manufacturing facilities. In addition, each of our manufacturing segments procures fiber directly from third parties for use in their respective operations. Our Wood Products segment purchases a portion of its sawtimber and OSB log needs; our Pulp and Paperboard segment purchases a substantial amount of wood chips and sawdust from third parties for use in the production of pulp; and the Consumer Products segment purchases several varieties of pulp, used in manufacturing tissue products in addition to pulp provided by our Pulp and Paperboard segment.

Timber from our lands, together with outside purchases, is presently adequate to support our manufacturing operations. For more than a decade, the timber supply from federal lands has been increasingly curtailed, largely due to environmental pressures that are expected to continue for the foreseeable future. This trend has had a favorable effect on earnings, but the long-term effect of this trend on earnings cannot be predicted.

The volume and value of timber that can be harvested from our lands may be affected by natural disasters such as fire, insect infestation, disease, ice storms, wind storms, floods and other weather conditions and causes. We assume substantially all risk of loss from fire and other hazards on the standing timber we own, as do most owners of timber tracts in the United States.

Resource Segment

The Resource segment manages our 1.5 million acres of timberlands located in Arkansas, Idaho and Minnesota, and a 17,000 acre hybrid poplar plantation in Oregon. The timberlands include a wide diversity of softwood and hardwood species. In Arkansas we own approximately 478,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 668,000 acres of timberlands in the northern portion of the state of Idaho. Primary species on these lands include grand fir, inland red cedar, Douglas fir, ponderosa pine, western larch, Engelmann spruce and western white pine. We own approximately 326,000 acres of timberlands in Minnesota, comprised primarily of aspen and red pine.

The segment sells wood fiber to our manufacturing facilities at market prices, as well as to third parties. We believe this maximizes our timber value and motivates management of our manufacturing segments to optimize operating efficiencies and identify profitable markets in which to compete. The Resource segment also provides some fiber procurement services to our manufacturing facilities and uses its expertise for regional timber and log acquisitions and sales.

In addition to sales to our manufacturing facilities, which accounted for 62% of the segment’s net sales in 2003, the Resource segment sells wood fiber to a variety of paper and forest products companies situated within economically viable transportation distance of our timberlands. These customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas adjacent to or near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of log quality, customer service and price.

We own 17,000 acres of agricultural land located in northeastern Oregon, which is being developed for the production of hybrid poplar. In 2001, these development efforts were re-directed from the production of an alternate source of wood chips for pulping, with a harvest rotation of seven years, to the production of high-quality solid wood logs, with a harvest rotation of approximately 11 years. Stable production of high quality logs is expected to begin in 2006. We intend to sell hardwood sawlogs from the plantation for conversion into plywood and lumber for furniture manufacturing and other non-structural uses. Our success in the project will depend upon our ability to market hybrid poplar as a cost-competitive, viable alternative to other regional hardwood species, mainly red alder, which are currently used to supply the raw material needs for these activities. The supply of available red alder is declining due to increased environmental restrictions in riparian areas throughout the Pacific Northwest. We believe our operation in Oregon and the positive characteristics of hybrid poplar logs produced there will enable us to compete effectively with producers of other hardwood species.

The amount of timber harvested in any year from company-owned lands varies according to the requirements of sustainable forest management. By continually improving silvicultural techniques and other forest management practices, we have been able to increase the volume of wood fiber produced per acre from our timberlands. Due to a low cost basis, on average, the cost of timber from company-owned land is substantially below the cost of timber obtained on the open market. We manage long-term harvest levels on our timberlands in a manner that assures sustainable yields consistent with the Sustainable Forestry Initiative® (SFI) Program. The SFI Program was initially developed by the American Forest & Paper Association (AF&PA) to establish principles and objectives for program participants committed to sustainable forestry and to provide measures by which the public can monitor and evaluate this commitment. The SFI Program is currently managed by an independent board (The Sustainable Forestry Board) whose members include representatives of the forest products industry as well as representatives of diversified stakeholders. As a member of AF&PA and a participant in the SFI Program, we have implemented the principles of the SFI Program: sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. During 2002, an independent third party certified that management practices on our timberlands in Arkansas, Idaho and Minnesota met the requirements for SFI certification, as well as the International Organization on Standardization (ISO) 14001 standard for environmental management systems. In 2003, our management practices on all 1.5 million acres of timberlands were re-certified under these programs. Our Boardman, Oregon, hybrid poplar plantation was certified as “well managed” in 2001 under the Forest Stewardship Council® (FSC) standards, and was also certified under the ISO standard in 2003. The SFI and ISO certifications should aid us in marketing our products to customers who require that products they purchase for resale have such certification.

In 2003, the Idaho region elected to be the sole industry participant in a certification system comparison project conducted by the Pinchot Institute, initiated to understand and document similarities and differences between the SFI and FSC standards of performance, the two primary North American programs. Participation required that our Idaho timberlands undergo third party audits under both programs. Results of the audits and comparisons will be made public and reported by the Pinchot Institute during the first half of 2004.

In late 2002, we reached agreement with the Trust for Public Lands to establish working-forest conservation easements to be held by the Idaho Department of Lands on up to 600,000 acres of our

Idaho timberlands in phases over a period of years. The first phase was completed in the third quarter of 2003, covering over 2,700 acres. The next phase, comprising approximately 25,000 acres, is expected to be completed by September 2004. We expect that additional conservation easements will be developed and established in phases over the next several years. The easements require us to accept certain restrictions on the use of the property over which the easements are granted, such as a prohibition on converting land to residential or commercial uses. The easement terms permit the continued use of the land as a working, managed forest. Our compensation for accepting restrictions is based upon a fair-market appraisal of the rights foregone. In 2003 we recognized approximately $0.5 million in Idaho easement revenues. In December 2003, we announced another agreement with the Trust for Public Land to pursue conservation easements in the Brainerd Lakes region of Minnesota. The first phase of that agreement will involve easements on 4,700 acres of land to be held by the Minnesota Department of Natural Resources. Similar easements are being considered on other portions of our Minnesota timberlands and on our Arkansas timberlands.

Wood Products Segment

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

The forest products industry is highly competitive, and we compete with both smaller and substantially larger forest products companies as well as companies that manufacture substitutes for wood and wood fiber products. Although we are a relatively large OSB manufacturer, we believe we make less than ten percent of the OSB manufactured in the United States and less than seven percent of the OSB manufactured in North America. Our share of the market for lumber, plywood and particleboard is not significant compared to the total United States market for these products. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced resources on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer wood between or among facilities, which would permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. In addition, we are developing and marketing a series of specialty OSB products designed to provide a radiant heat barrier, moisture resistance, insect resistance or fungal resistance. Initial market acceptance has been positive and we believe these value-added products will become a significant portion of our total OSB sales. We also have a number of other specialty products under development. We compete based on product quality, customer service and price.

Pulp and Paperboard Segment

The Pulp and Paperboard segment produces and markets bleached paperboard and bleached pulp. A description of the facilities used to produce these products is included under Item 2 of this report.

As a result of management changes effective in January 2003, the former Pulp and Paper segment was split into two separate business segments, the Pulp and Paperboard segment and the Consumer Products segment. Beginning in the first quarter of 2003, results for these two segments were reported separately, with prior year amounts reclassified for comparative purposes.

We are a major producer of bleached paperboard in the United States, where we compete with at least six other domestic pulp and paperboard producers. We believe we are the third largest domestic producer of bleached paperboard, with approximately 10% of the available capacity. The business is capital intensive, which leads to high fixed costs. As a result, production generally continues as long as selling prices cover variable costs. As part of our ongoing effort to increase manufacturing efficiency and lower costs, we have allocated production of various paperboard products between our two facilities.

Bleached paperboard is a product used in the high-end segment of the packaging industry due to its strength, brightness and favorable printing and graphic surface features. Our bleached paperboard is processed by our customers into a variety of end products, including packaging for liquids and other food products, pharmaceuticals, toiletries and other consumable goods as well as paper cups and paper plates.

We also produce and sell bleached softwood market pulp, which is used as the basis for many paper products. We do not consider ourselves among the larger manufacturers of softwood market pulp in the United States.

We utilize various methods of sale and distribution for our paperboard and softwood pulp. In general, we sell paperboard to packaging converters domestically through sales offices located throughout the United States. The majority of our international paperboard sales are made in Japan, Korea, China and other Southeast Asian countries through sales representative offices. The majority of softwood market pulp sales are generally made through agents. Our principal methods of competing are product quality, customer service and price.

Consumer Products Segment

The Consumer Products segment produces and markets household tissue products. A description of the facilities used to produce these products is included under Item 2 of this report. During 2002 we began construction of a new 102-inch trim through-air-dried tissue machine next to our existing tissue converting facility in Las Vegas, Nevada. The machine began production in early 2004.

During 2003 our tissue products were manufactured on three machines at our Lewiston, Idaho, facility and then converted into packaged tissue products at three converting facilities in Lewiston, Las Vegas, and Benton Harbor, Michigan. Approximately 70% of the pulp we used to make our tissue products was obtained from our Lewiston pulp mill. The remaining portion was purchased on the open market and consisted primarily of hardwood pulp, which enhances the quality of certain grades of tissue.

We are a leading North American producer of private label household tissue products, and we produce most of the private label tissue products sold in grocery stores in the western U.S. We compete with at least three companies that are much larger than Potlatch who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with smaller companies who sell regional brand products, commercial, industrial and private label products. Our household tissue products (facial and bathroom tissues, paper towels and napkins) are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and to a lesser extent Canada. These products are sold to consumers under our customers’ own brand names. We sell a majority of our tissue products to three national grocery store chains. We do not have long-term supply contracts with any of these national chains and the loss of one or more of these customers could potentially have a material adverse effect upon the operating results of the segment.

We sell tissue products to major retail outlets through brokers. Our principal methods of competing are product quality, customer service and price.

Discontinued Operations

On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets for $485.5 million in cash, after closing adjustments. The sale was completed in May 2002. In conjunction with the sale, we closed our Brainerd, Minnesota, printing papers mill and exited the coated printing papers business. As a result, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represented estimated costs associated with the write-down of the carrying value of the assets involved in the sale and the closure of the Brainerd facility, as well as other costs associated with our exit of the coated paper business. In December 2002, we recorded an additional after-tax charge of $14.6 million to adjust employee severance costs, the carrying value of the remaining Brainerd assets and other exit costs. We sold the Brainerd facility in February 2003 for $4.44 million in cash. In December 2003, we recorded an after-tax charge of $1.6 million for a continuing contractual obligation related to the Brainerd facility. Our exit from the printing papers business reflects a strategic realignment to focus on our natural resources, wood products and consumer tissue businesses, which we believe have the greatest potential for growth.

On June 3, 2002, we announced that we would close our Bradley hardwood sawmill in Warren, Arkansas, and exit the hardwood lumber business. An after-tax charge of $5.7 million was recorded for estimated asset write-down and closure costs. We sold the facility in August 2002. In December 2002, we reversed $1.6 million of the after-tax charge to reflect the actual costs incurred for the closure and sale.

Environment

Information regarding environmental matters is included under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 33-34 of this report.

Employees

As of December 31, 2003, we had approximately 4,300 full time employees. The workforce consisted of approximately 1,000 salaried, 3,300 hourly and 100 temporary or part-time employees. As of December 31, 2003, approximately 54% of the workforce was covered under collective bargaining agreements.

Hourly union labor contracts expiring in 2004 are set forth below.

Contract Expiration Date	Location	Union	Approximate Number of Hourly Employees
May 31	Wood Products Division & Resource Management Division Lewiston, Idaho	International Association of Machinists & Aerospace Workers	310

May 31	Idaho Pulp & Paperboard Division No. 4 Power Boiler Lewiston, Idaho	International Association of Machinists & Aerospace Workers	50

June 30	Nursery Operations Lewiston, Idaho	Paper, Allied-Industrial, Chemical and Energy Workers International Union	10

October 14	Wood Products Division Grand Rapids, Minnesota	Paper, Allied-Industrial, Chemical and Energy Workers International Union	130

ITEM 2.    PROPERTIES

For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 3-5 of this report. Our principal manufacturing facilities at December 31, 2003, which are all owned by us except as noted, together with their respective 2003 annual capacities and production, are as follows:

	Capacity(A)	Production(A)
Wood Products
Oriented Strand Board Mills(B):
Bemidji, Minnesota	535,000 msf	529,000 msf
Cook, Minnesota	440,000 msf	436,000 msf
Grand Rapids, Minnesota	375,000 msf	372,000 msf
Sawmills:
Prescott, Arkansas	225,000 mbf	222,000 mbf
Warren, Arkansas	225,000 mbf	219,000 mbf
Lewiston, Idaho	170,000 mbf	168,000 mbf
St. Maries, Idaho	105,000 mbf	104,000 mbf
Bemidji, Minnesota	95,000 mbf	94,000 mbf
Plywood Mill(B):
St. Maries, Idaho	145,000 msf	141,000 msf
Particleboard Mill(C):
Post Falls, Idaho	71,000 msf	71,000 msf
Pulp and Paperboard
Pulp Mills:
Cypress Bend, Arkansas	270,000 tons	268,000 tons
Lewiston, Idaho	530,000 tons	522,000 tons
Bleached Paperboard Mills:
Cypress Bend, Arkansas	290,000 tons	289,000 tons
Lewiston, Idaho	390,000 tons	371,000 tons
Consumer Products
Tissue Mills:
Lewiston, Idaho	180,000 tons	176,000 tons
Las Vegas, Nevada(D)	30,000 tons	— tons
Tissue Converting Facilities:
Lewiston, Idaho	115,000 tons	112,000 tons
Benton Harbor, Michigan(E)	10,000 tons	5,000 tons
Las Vegas, Nevada	55,000 tons	46,000 tons

(A)	msf stands for thousand square feet; mbf stands for thousand board feet.
(B)	3/8 inch panel thickness basis.
(C)	3/4 inch panel thickness basis.
(D)	Commenced operations in 2004. Capacity shown is rated capacity.
(E)	Operated as a leased facility. Lease expires in May 2005.

ITEM 3.	LEGAL PROCEEDINGS

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our oriented strand board facility in Bemidji, Minnesota, relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action has been taken, and we are cooperating with the MPCA in its investigation. As the investigation is ongoing, we have not been advised as to what action the MPCA may take.

Taking into consideration the possible consequences of the above described matter, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2004, and for the past five years concerning the executive officers of the company is as follows:

L. Pendleton Siegel (age 61), first elected an officer in 1983, has served as Chairman of the Board and Chief Executive Officer since May 1999. From May 1994 to May 1999, he was President and Chief Operating Officer. Mr. Siegel was elected a director of the company effective November 1997. He is a member of the Finance Committee of the Board of Directors.

Richard L. Paulson (age 62), first elected an officer in 1992, has served as President and Chief Operating Officer since May 1999. From May 1996 through April 1999, he was Vice President, Minnesota Pulp and Paper Division. Mr. Paulson will retire from the company on March 31, 2004.

Richard K. Kelly (age 56), first elected an officer in 1999, has served as Vice President, Wood Products Division, since July 1999. From May 1999 to July 1999, he was Vice President, Western Wood Products Division. From April 1993 to May 1999, he was an appointed officer and served as Vice President, Western Wood Products Division.

Craig H. Nelson (age 47), first elected an officer in 1996, has served as Vice President, Consumer Products Division since January 2003. From May 2000 through December 2002 he was Vice President, Consumer Products and Paperboard Division. From May 1996 through May 2000, he was Vice President, Consumer Products Division.

John R. Olson (age 55), first elected an officer in 1999, has served as Vice President, Resource Management Division, since May 1999. From August 1998 through May 1999 he was an appointed officer serving as Vice President, Resource Management Division.

Harry D. Seamans (age 50), first elected an officer in 2003, has served as Vice President, Pulp and Paperboard Division, since January 2003. From March 2000 through December 2002, he was Arkansas Pulp and Paperboard Mill Manager. From January 1993 through February 2000, he was an appointed officer serving as Vice President, Arkansas Pulp and Paperboard Division.

Gerald L. Zuehlke (age 55), first elected an officer in 1994, has served as Vice President, Finance, Chief Financial Officer and Treasurer since June 2000. From June 1994 to June 2000, he was Treasurer.

NOTE:	The aforementioned officers of the company are elected to hold office until the officer’s successor has been duly elected and has qualified or until the earlier of the officer’s death, resignation, retirement or removal by the board.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York, Chicago and Pacific Stock Exchanges. The quarterly and yearly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions for 2003 and 2002 were as follows:

	2003		2002
Quarter	High	Low	High	Low
1st	$25.10	$18.75	$34.44	$27.85
2nd	26.10	20.00	36.13	32.32
3rd	31.90	25.35	33.69	28.35
4th	35.95	29.90	29.88	23.88
Year	35.95	18.75	36.13	23.88

In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer (“long-term holders”) are entitled to exercise four votes per share of stock so held, while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company’s charter. There were approximately 1,800 common stockholders of record at December 31, 2003.

The board of directors annually reviews and approves the dividend policy. The board considers a variety of factors in determining whether to pay a dividend and the dividend rate, including, among other things, conditions in the forest products industry and the economy generally, dividend pay rates in the forest products industry, our operating results and cash flows, anticipated capital expenditures and compliance with the terms of any debt instrument that limit the payment of dividends on our common stock. The quarterly dividend rate is subject to change from time to time based on the board’s business judgment with respect to these and other relevant factors. Quarterly dividend payments per common share for 2003 and 2002 were:

Quarter	2003	2002
1st	$.15	$.15
2nd	.15	.15
3rd	.15	.15
4th	.15	.15

	$.60	$.60

ITEMS 6,	7, 7A and 8

The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

Page Number
ITEM 6	Selected Financial Data	18
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-34
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	34-35
ITEM 8	Financial Statements and Supplementary Data	36-70

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of Potlatch’s disclosure controls and procedures as of the end of the fiscal year covered by the annual report on this Form 10-K. Based on that evaluation, the CEO and CFO have concluded that Potlatch’s disclosure controls and procedures were effective to meet the objective for which they were designed.

There were no changes in Potlatch’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, Potlatch’s internal control over financial reporting.

PART III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of our company is set forth under the heading “Board of Directors” on pages 7-8 of our definitive proxy statement, dated April 5, 2004, for the 2004 annual meeting of stockholders (the “2004 Proxy Statement”), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 21 of the 2004 Proxy Statement and is incorporated herein by reference.

We have adopted a Corporate Conduct and Ethics Code that applies to all directors, officers and employees. You can find our Corporate Conduct and Ethics Code on our website by going to the following address: www.potlatchcorp.com, clicking on Corporate Governance, and then clicking on the link for Corporate Conduct and Ethics Code. We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.

Our board of directors has adopted Corporate Governance Guidelines and charters for the board of directors’ Audit Committee, Executive Compensation and Personnel Policies Committee, and Nominating and Corporate Governance Committee. You can find these documents on our website by going to the following address: www.potlatchcorp.com, clicking on Corporate Governance, and then clicking on the appropriate link.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Potlatch Corporation

Attention: Mac Ryerse, Corporate Secretary

601 West Riverside Ave., Suite 1100

Spokane, Washington 99201

Telephone: (509) 835-1500

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. As of December 31, 2003, the members of that committee were: Boh A. Dickey (Chair), Jerome C. Knoll, and Gregory L. Quesnel. The board of directors has determined that Mr. Dickey is an “audit committee financial expert” and that he and all of our Audit Committee members are “independent” as defined under the applicable rules and regulations of the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

Information set forth under the heading “Compensation of the Named Executive Officers” on pages 16-19 of the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Stock Ownership” on pages 9-10 of the 2004 Proxy Statement is incorporated herein by reference.

The following table provides certain information as of December 31, 2003, with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,804,975	$36.19	569,042
Equity compensation plans not approved by security holders	—	—	—

Total	2,804,975	$36.19	569,042

(1)	Includes 88,155 performance shares granted in December 2003, which amount includes the maximum number of shares that could be awarded under the grant, but does not include future dividend equivalents. Performance shares are not included in the weighted average exercise price calculation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the heading “Fees Paid to Independent Auditor in 2003 and 2002” on page 21 of the 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Consolidated Financial Statements

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 17 of this Form 10-K.

Financial Statement Schedules

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 17 of this Form 10-K.

Reports on Form 8-K

A current report on Form 8-K was filed on October 24, 2003. Under Item 5, Other Events, we announced the election of Ruth Ann M. Gillis to our Board of Directors, effective November 1, 2003.

A current report on Form 8-K was filed on November 10, 2003. Under Item 5, Other Events, we reported the details of remarks made by company officials at an industry analysts meeting that day.

A current report on Form 8-K was filed on December 19, 2003. Under Item 5, Other Events, we announced the election of William L. Driscoll to our Board of Directors, effective January 1, 2004.

A current report on Form 8-K was filed on December 29, 2003. Under Item 5, Other Events, we disclosed that Richard L. Paulson, our President and Chief Operating Officer, will retire at the end of March 2004. We had previously disclosed that Mr. Paulson planned to retire at the end of 2003.

Exhibits

Exhibits are listed in the Exhibit Index on pages 71-74 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION (Registrant)

By:	/s/ L. PENDLETON SIEGEL
L. Pendleton Siegel Chairman of the Board and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004, by the following persons on behalf of the company in the capacities indicated.

By	/s/ L. PENDLETON SIEGEL L. Pendleton Siegel	Director and Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By	/s/ RICHARD L. PAULSON Richard L. Paulson	President and Chief Operating Officer (Principal Operating Officer)

By	/s/ GERALD L. ZUEHLKE Gerald L. Zuehlke	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ TERRY L. CARTER Terry L. Carter	Controller (Principal Accounting Officer)

	* Boh A. Dickey	Director

	* Ruth Ann M. Gillis	Director

	* Jerome C. Knoll	Director

	* Lawrence S. Peiros	Director

*	Director
Michael T. Riordan

* Judith M. Runstad	Director

* Dr. William T. Weyerhaeuser	Director

*By	/s/ MALCOLM A. RYERSE
Malcolm A. Ryerse (Attorney-in-fact)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIE S

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Selected Financial Data

(Dollars in thousands — except per-share amounts)

	2003	2002	2001	2000	1999
Net sales	$1,506,634	$1,293,546	$1,278,864	$1,295,810	$1,347,533
Earnings (loss) from continuing operations	53,221	(50,933)	(56,566)	(33,393)	52,210
Net earnings (loss)	50,727	(234,381)	(79,445)	(33,214)	40,947
Net cash provided by (used for) operations	181,349	(41,914)	29,360	74,513	194,612
Working capital	160,802	102,693	612,384	745,052	780,003
Current ratio	1.9 to 1	1.4 to 1	2.1 to 1	2.7 to 1	3.1 to 1
Long-term debt (including current portion)	$618,785	$638,252	$1,150,125	$801,874	$712,121
Stockholders’ equity	470,851	430,791	707,304	813,236	921,039
Long-term debt to stockholders’ equity ratio	1.3 to 1	1.5 to 1	1.6 to 1	.99 to 1	.77 to 1
Capital expenditures	$79,686	$51,614	$42,679	$142,812	$65,277
Total assets	1,597,377	1,624,817	2,488,439	2,542,445	2,446,500
Basic net earnings (loss) from continuing operations per common share	$1.85	$(1.79)	$(2.00)	$(1.17)	$1.80
Basic net earnings (loss) per common share	1.77	(8.23)	(2.81)	(1.16)	1.41
Average common shares outstanding (in thousands)	28,706	28,462	28,282	28,523	28,947
Diluted net earnings (loss) from continuing operations per common share	$1.85	$(1.79)	$(2.00)	$(1.17)	$1.80
Diluted net earnings (loss) per common share	1.77	(8.23)	(2.81)	(1.16)	1.41
Average common shares outstanding, assuming dilution (in thousands)	28,718	28,462	28,282	28,523	28,967
Cash dividends per common share	$.60	$.60	$1.17	$1.74	$1.74

Certain amounts for 1999-2002 have been reclassified to conform to the 2003 presentation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 15 manufacturing facilities, located primarily in Arkansas, Idaho and Minnesota. Our business is organized into four segments:

•	The Resource segment manages our timberlands, which supply logs, wood chips, pulpwood and other wood fiber to our manufacturing segments, as well as to third parties. Intersegment sales are based on prevailing market prices for wood fiber. In 2003, Resource segment net sales were $252.6 million, representing approximately 15% of our net sales, before elimination of intersegment sales. Intersegment sales were $157.2 million in 2003.

•	The Wood Products segment manufactures oriented strand board (OSB), lumber, plywood and particleboard at ten mills located in Arkansas, Idaho and Minnesota. These products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales were $683.1 million in 2003, representing approximately 40% of our net sales, before elimination of intersegment sales. Intersegment sales were $11.7 million in 2003.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp mills and two paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $482.0 million in 2003, representing approximately 28% of our net sales, before elimination of intersegment sales. Intersegment sales were $43.0 million in 2003.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis by major grocery store chains. In 2003 the Consumer Products segment operated one tissue mill and three tissue converting facilities located in Idaho, Michigan and Nevada. The segment began operating a newly constructed tissue machine in Las Vegas in 2004. Consumer Products segment net sales were $300.9 million in 2003, representing approximately 17% of our net sales, before elimination of intersegment sales. Intersegment sales were $0.1 million in 2003.

As a result of management changes effective in January 2003, the former Pulp and Paper segment was split into two separate business segments, the Consumer Products segment and the Pulp and Paperboard segment. Segment data for 2002 and 2001 related to the two segments has been reclassified to be comparative with 2003 data.

In May 2002, we exited our Printing Papers segment, which produced primarily high-grade coated printing papers and bleached hardwood market pulp. We sold our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets to a domestic subsidiary of Sappi Limited for $485.5 million in cash, after closing adjustments. We closed our Brainerd, Minnesota, printing papers mill at the same time. That facility was sold in February 2003 for $4.44 million in cash. The sale of the printing papers business reflects a strategic realignment to focus on our natural resources, wood products and consumer tissue businesses, which we believe have the greatest potential for growth.

In June 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas, and exit the hardwood lumber business. We sold the facility in August 2002.

Our consolidated financial statements and this discussion reflect the classification of the Printing Papers segment and the Bradley hardwood mill as discontinued operations for all periods presented.

Certifications with respect to this annual report on Form 10-K by our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, are included as exhibits to this report. Certifications as required by Section 906 of the Sarbanes-Oxley Act are furnished as exhibits to this report.

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

Our operating results generally reflect the cyclical pattern of the forest products industry. Historical prices for our products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our pulp and paperboard products is primarily affected by the general state of the global economy, and the economies in North America and east Asia in particular. The demand for our tissue products is primarily affected by the state of the United States economy.

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our markets. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition from timberland owners and wood products manufacturers in North America and to a lesser extent in South America, Europe, Australia and New Zealand. Our pulp-based products, other than tissue products, are globally-traded commodity products. Because our competitors in these segments are located throughout the world, variations in exchange rates between the U.S. dollar and other currencies can significantly affect our competitive position compared to our international competitors. As it is generally not profitable to sell tissue products overseas due to high transportation costs, currency exchange rates do not have a major effect on our ability to compete in our tissue business.

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. In 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage policies of some provincial governments. The two countries are currently in negotiations to resolve the dispute, and any resulting agreement could have a significant effect on lumber markets in the United States.

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

Energy has become one of our most volatile operating expenses over the past several years. Substantial price increases commenced in late 2000 and continued in the first half of 2001, before moderating in the second half of 2001. These price increases were substantial and contributed to the net losses we incurred during these periods. Energy prices returned to more normal historical levels in 2002, which had a favorable effect on our results compared to 2001. Energy costs rose overall in 2003, but the effects varied among our operating regions; from modest increases at our facilities in Idaho to a significant increase at our pulp and paperboard facility in Arkansas. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for energy. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas. We entered into several such contracts in the third quarter of 2003, covering a portion of our expected natural gas purchases from November 2003 through March 2004.

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

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset dispositions, have significantly affected our results of operations in recent periods. In January 2001, we completed a modernization and expansion of our OSB mill in Cook, Minnesota, which resulted in an increase in annual production capacity from 250 million square feet to 440 million square feet. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited and exited the printing papers business. In August 2002, we sold a hardwood sawmill in Arkansas. We are currently in the process of bringing a newly constructed tissue machine in Las Vegas, Nevada, up to full operating production, which we anticipate will produce 30,000 tons a year. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Critical Accounting Policies

Our principal accounting policies are discussed on pages 40-43 of this Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets.    We account for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 144. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment requires management to estimate future cash flows, which can differ materially from actual future results based upon many factors, including but not limited to changes in economic conditions, environmental requirements, and capital spending. If a determination is made, based upon estimated future cash flows, that the carrying amount of the asset is not recoverable, an impairment charge would be recognized for the excess of the asset’s carrying value over its fair value.

Timber and timberlands.    Timber and timberlands are recorded at cost, net of fee timber harvested. Expenditures for reforestation, including all costs related to stand establishment, such as site preparation, costs of seeds or seedlings and tree planting, are capitalized. Expenditures for forest management, consisting of regularly recurring items necessary to the ownership and administration of our timber and timberlands, are accounted for as current operating expense. Our cost of timber harvested is determined based on costs capitalized and the related current estimated recoverable timber volume. Recoverable volume does not include anticipated future growth, nor are anticipated future costs considered.

There are currently no authoritative accounting rules relating to costs to be capitalized in timber and timberlands. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current recoverable timber volume on our lands are subject to judgments that could significantly affect volume estimates. Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our statements of operations and financial condition.

Restructuring charges and discontinued operations.    In 2001 and 2002 we recorded charges for the reduction of the hourly workforce at a manufacturing site and a reduction of our salaried workforce, respectively. In May 2002 we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was subsequently sold in 2003. In July 2002 we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the event. These estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Pension and postretirement benefits.    The determination of pension plan expense and the requirements for funding our pension plans are based on a number of actuarial assumptions. Two critical assumptions are the discount rate applied to pension plan obligations and the rate of return on plan assets. For other postretirement employee benefit (OPEB) plans, which provide certain health care and life insurance benefits to qualified retired employees, critical assumptions in determining OPEB expense are the discount rate applied to benefit obligations and the assumed health care cost trend rates used in the calculation of benefit obligations.

Note 12 to the consolidated financial statements on pages 50-54 includes information for the three years ending December 31, 2003, on the components of pension and OPEB expense, the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2003 and 2002.

The discount rate used in the determination of pension benefit obligations and pension expense is based on high-quality fixed income investment interest rates. At December 31, 2003, we calculated obligations using a 6.25% discount rate. The discount rates used at December 31, 2002 and 2001 were 6.75% and 7.25%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indexes. These indexes are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rate of return on pension plan assets used for 2003-2001 was 9.5%.

An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would reduce pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. Total periodic pension plan income in 2003 was $13.3 million. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $1.1 million. A 25 basis point change in the assumption for expected return on plan assets would affect plan expense by approximately $1.5 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

We estimate contributions to our pension plan will total approximately $1.2 million in 2004.

For our OPEB plans, expense for 2003 was $23.4 million. The discount rate used to calculate OPEB obligations was also 6.25% at December 31, 2003, and 6.75% and 7.25% at December 31, 2002 and 2001, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense at December 31, 2003, was an 8% increase over the previous year, declining 1 percent annually to a long-term ultimate rate increase assumption of 6% for 2005 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.8 million. A 1% change in the assumption for health care cost trend rates would have affected 2003 plan expense by approximately $2.2-$2.6 million and the total postretirement obligation by approximately $27.0-$31.7 million, as reported in Note 12 on page 52. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the statements of operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in “Accumulated other comprehensive income”. See Note 12 on pages 50-54 for related balance sheet effects at December 31, 2003 and 2002.

Results of Operations

At December 31, 2003, our business was organized into four reporting segments: Resource, Wood Products, Pulp and Paperboard, and Consumer Products. Sales or transfers between segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment sales represent a significant portion of the Resource segment’s total net sales. Beginning in the third quarter of 2002, our Wood Products and Pulp and Paperboard operating segments transitioned to a fiber procurement system where a portion of third party fiber purchases are made directly by each of these segments, rather than from the Resource segment. The change in the fiber procurement system has significantly decreased intersegment sales for the Resource segment and decreased fiber purchases by the Resource segment from third parties. Intersegment sales represent a substantially smaller percentage of net sales for our other segments.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

As a result of our decisions to sell our Printing Papers segment assets and to close the Bradley hardwood sawmill, those operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements. The discussion below addresses our continuing businesses.

In addition, revenues and expenses associated with land sales have been reclassified, for periods prior to the second quarter of 2003, in our Statements of Operations and Comprehensive Income. Revenues from land sales are included in net sales and the associated expense is included in materials, labor and other operating expenses. Revenues and expenses from land sales are attributable to the Resource segment. The change in presentation reflects the Resource segment’s ongoing commitment to actively manage timberland assets, which includes land sales for higher and better use, in the normal course of business.

Certain 2002 and 2001 period amounts presented below have been conformed to 2003 classifications.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales of $1.51 billion for the year ended December 31, 2003, increased 16% compared to net sales of $1.29 billion recorded for the year ended December 31, 2002. Increases in net sales for the Wood Products, Pulp and Paperboard and Resource segments of $174.7 million, $30.5 million and $22.7 million, respectively, more than offset a decline in Consumer Products net sales of $14.8 million. Increased shipments and higher sales prices for oriented strand board in the Wood Products segment and increased paperboard shipments in the Pulp and Paperboard segment were largely responsible for the increase in net sales for these segments. The Resource segment net sales were higher due to increased land sales. A decrease in sales prices resulted in lower net sales for the Consumer Products segment.

Expenses for depreciation, amortization and cost of fee timber harvested were $104.9 million for the year ended December 31, 2003, a decrease of $10.6 million from the prior year total of $115.5 million. Lower permit timber harvests in Minnesota and decreased depreciation expense in the Wood Products and Pulp and Paperboard segments were largely responsible for the decline.

For the year ended December 31, 2003, materials, labor and other operating expenses rose to $1.21 billion from $1.10 billion in 2002. The higher costs were due primarily to increased shipments of oriented strand board, lumber and paperboard.

Selling, general and administrative expenses were $80.3 million for the year ended December 31, 2003, a slight increase from 2002’s expense of $79.6 million, due principally to a small increase in selling expense.

The following items were included in the “Restructuring charges” line in the Statements of Operations:

•	In 2002, we recorded a $9.0 million pre-tax charge for costs associated with the elimination of 106 salaried production and administrative positions. As of December 31, 2002, 82 employees had been terminated, three had assumed other positions within the company as a result of job openings and 21 were scheduled for termination in the first half of 2003. We recorded $3.8 million against the accrued liability associated with the charge at December 31, 2002.

•	In the first quarter of 2003, we recorded additional charges totaling $0.2 million for costs related to terminated employees whose service had been retained beyond the initial 60-day period following the announced job eliminations in 2002. In December 2003 we recorded a $0.7 million credit, reflecting final cost determinations for pension and medical benefits. As of December 31, 2003, 100 employees had been terminated, four had assumed other positions within the company as a result of job openings and two individuals have been retained until mid-2004. As of December 31, 2003, all costs except immaterial amounts related to the retained individuals, associated with the salaried workforce reduction had been incurred.

Interest expense, net of capitalized interest, was $48.2 million for the year ended December 31, 2003, substantially less compared to the $59.9 million charged against income in 2002. The decrease reflected the lower amount of average debt outstanding during 2003 compared to 2002, as well as an increase of $2.6 million in the amount of interest capitalized from major construction projects in 2003 versus 2002. These factors were partially offset by increased interest expense of approximately $2.8 million on our $100 million credit sensitive debentures, due to the lowering of our debt ratings in January 2003.

In 2003, we incurred one-time, pre-tax costs of $0.2 million for the early retirement of $3.1 million of outstanding debt. During 2002, we incurred one-time, pre-tax costs of $15.4 million related to our early retirement of over $380 million of outstanding debt.

Interest income for the year ended December 31, 2003, was $14.1 million, compared to $1.9 million recorded in 2002. The increase was primarily due to the receipt of $13.2 million of interest income in conjunction with a settlement with the Internal Revenue Service for tax years 1989 through 1994.

For the year ended December 31, 2003, we recorded an income tax provision of $27.3 million on income from continuing operations, based on an estimated effective tax rate of 34%. During the third quarter of 2003 we revised our estimated tax rate from 39% to 34% as a result of applying anticipated tax credits to our income tax provision. For the year ended December 31, 2002, we recorded an income tax benefit of $32.6 million, reflecting our net loss from continuing operations before taxes, based on an estimated effective tax rate of 39%.

Our earnings from continuing operations for the year ended December 31, 2003, were $53.2 million, compared to our net loss from continuing operations of $50.9 million for the year ended December 31, 2002.

We incurred a pre-tax loss on our discontinued operations of $4.1 million in 2003, compared to a pre-tax loss of $300.7 million in 2002. Discontinued operations include our former Printing Papers segment and a hardwood sawmill. The 2003 loss represents costs we incurred related to maintaining the Brainerd facility before its sale in February 2003, an additional loss on the sale and recognition of a continuing contractual obligation relating to the Brainerd facility. Included in the 2002 amount was $276.2 million for loss on disposition of these properties and $24.5 million in operational losses.

Our net earnings, including discontinued operations, for 2003 were $50.7 million, compared to a net loss of $234.4 million in 2002.

Items recorded in “Other comprehensive loss, net of tax” for 2003 include a $0.4 million, after-tax increase to our minimum pension liability partially offset by cash flow hedge derivative gains of $0.1 million, after tax, related to our natural gas hedging activities. The increase to the minimum pension liability is the result of a change in the discount rate from 6.75% to 6.25%, partially offset by market increases in our pension assets. In 2002 we recorded a minimum pension liability increase totaling $33.2 million, after-tax, as a result of market declines in our pension assets and a reduction in the discount rate from 7.25% to 6.75%.

Discussion of business segments

See Note 15, Segment Information, on pages 56-58 for tabular presentation of sales, operating income (loss), depreciation and amortization, assets and capital expenditures attributable to our business segments.

The Resource segment reported operating income of $65.5 million for the year ended December 31, 2003, slightly higher than the $62.6 million reported in 2002. Higher income from land sales in 2003 offset lower earnings from wood fiber sales. Segment net sales decreased to $252.6 million, compared to $411.8 million in 2002. The decrease in net sales was due to decreased wood fiber sales to our Wood Products and Pulp and Paperboard operating segments in Arkansas, Idaho and Minnesota. In the third quarter of 2002, these operating segments began the transition to a fiber procurement system where portions of third party fiber purchases are made directly by each segment. The changes in the fiber procurement system have resulted in lower intersegment sales for the Resource segment and, consequently, lower wood fiber purchases by the Resource segment from third parties. Intersegment sales declined $181.9 million in 2003 compared to 2002. Increased land sales partially offset the decline in wood fiber sales. Land sales revenue totaled $26.5 million in 2003 compared to $7.3 million in 2002. Expenses for the Resource segment were $187.1 million in 2003, significantly lower than the $349.3 million recorded in 2002, due to reduced outside wood purchases by the Resource segment.

The Wood Products segment’s operating income of $97.6 million for the year ended December 31, 2003, was a significant improvement over the operating loss of $27.0 million incurred in 2002. Net sales for the segment were $683.1 million, compared to $509.2 million reported in 2002. Low interest rates during 2003 helped to sustain a high level of new home construction, and by mid-year panel inventory levels and, to a lesser extent, dimension lumber began to recover from their oversupplied position, with a corresponding rise in sales prices. The effect was particularly favorable for oriented strand board. OSB net sales increased 68% in 2003, to $314.2 million, largely due to a 61% increase in 2003 versus 2002 average sales prices. Sales prices peaked at record high levels early in the fourth quarter and declined towards year end. Shipments of OSB were 4% higher in 2003 due to production efficiencies at our three facilities in Minnesota. The upturn in OSB markets also aided the markets for certain grades of plywood. Our plywood facility in Idaho adjusted its product mix and temporarily operated some additional shifts during the year to take advantage of market conditions. The resulting added production allowed a 27% increase in shipments, and, combined with increased sales prices, accounted for plywood net sales of $46.4 million, compared to $34.9 million in 2002. Lumber net sales increased to $279.2 million in 2003, compared to $249.8 million in 2002, due to a 17% increase in shipments that was partially offset by a 5% decline in sales prices. The increase in shipments was due to higher production at our lumber mills, largely as a result of adding a shift at each of our Arkansas facilities. Particleboard shipments increased 14% in 2003, due to the absence of market-related downtime taken in 2002. Net sales of particleboard were $15.2 million in 2003, compared to $14.1 million in 2002. Expenses were $585.5 million for the segment in 2003, compared to $536.2 million in 2002. Higher product shipments and resin costs were primarily responsible for the increase.

The Pulp and Paperboard segment incurred an operating loss of $15.1 million in 2003, versus a loss of $42.8 million in 2002. Segment net sales increased to $482.0 million for 2003, compared to $443.6 million in 2002. Paperboard net sales were $420.8 million in 2003, compared to $395.1 million in 2002. Paperboard shipments increased 9% compared to 2002, more than offsetting a 2% decline in sales prices. Pulp sales (including intersegment sales) were higher in 2003, rising to $61.2 million, compared to $48.5 million for 2002. The increase in pulp and paperboard sales was due to higher production at our Lewiston, Idaho, facility, which allowed increased pulp shipments internally and increased paperboard and pulp shipments to external customers. Pulp sales prices to external customers increased 12% in 2003. Segment expenses for 2003 totaled $497.1 million, compared to $486.4 million in 2002. The increase reflects greater volumes of product shipments in 2003 compared to 2002, as well as higher energy and wood fiber costs at our McGehee, Arkansas, facility. However, increased paperboard and pulp production at the Lewiston facility has resulted in lower unit production costs compared to 2002.

The Consumer Products segment reported operating income of $1.3 million in 2003, significantly less than the $42.8 million earned in 2002. Very competitive markets during the year resulted in a 5% decline in net sales, to $300.9 million, compared to $315.7 million in 2002. The effect of a sales price decline of 7% for 2003 was only partially offset by a 2% increase in product shipments. Segment expenses were $299.6 million in 2003, compared to $272.9 million in 2002. Higher per unit costs due to downtime taken on some converting lines during the year to reduce finished goods inventory levels, higher pulp costs, higher selling and administration costs in anticipation of the start-up of the new tissue machine in Las Vegas, and increased product shipments contributed to the increase in expenses.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales of $1.29 billion for the year ended December 31, 2002, were slightly higher compared to net sales of $1.28 billion recorded for the year ended December 31, 2001. Increases in Resource and Wood Product segment net sales in 2002 of $30.3 million and $11.8 million, respectively, were partially offset by decreases in net sales for the Pulp and Paperboard segment of $25.4 million and $2.0 million for the Consumer Products segment. In 2002 Resource sales were greater due to increased sales to external customers, while Wood Products net sales increased as a result of an increase in OSB shipments. The decrease in net sales for Pulp and Paperboard was primarily due to lower sales prices for paperboard. In the Consumer Products segment, the effect of lower sales prices for tissue products was partially offset by higher product shipments in 2002.

Expenses for depreciation, amortization and cost of fee timber harvested were $115.5 million for the year ended December 31, 2002, an increase of $.5 million from the prior year amount of $115.0 million.

For the year ended December 31, 2002, materials, labor and other operating expenses were $1.10 billion, compared to $1.10 billion in 2001. Repair and maintenance expense and wood fiber costs were higher in 2002, but were offset by lower energy costs.

Selling, general and administrative expenses totaled $79.6 million for the year ended December 31, 2002, compared to 2001’s expense of $82.8 million. The change was primarily due to bad debt expense incurred in 2001 as a result of a $2.2 million charge related to the insolvency of a pulp broker. In 2002, we expensed the remaining balance due from the pulp broker, totaling $.8 million, after it was determined that collection was not reasonably likely to occur. In addition, bank fees were lower in 2002 versus 2001.

The following three charges were included in the “Restructuring charges” line in the Statements of Operations:

•	In 2002 we recorded a $9.0 million pre-tax charge for costs associated with the elimination of 106 salaried production and administrative positions. We recorded an additional $.2 million during the first half of 2003 for costs related to terminated employees whose services have been retained beyond the initial 60-day period following the announced job elimination, as required by Statement of Financial Accounting Standards (SFAS) No. 146. As of December 31, 2002, 82 employees had been terminated, three had assumed other positions within the company as a result of job openings, and 21 were scheduled for termination at a later date.

•

In March 2001, we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In September 2001, an additional $0.4 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The plan permanently reduced the workforce by 124 hourly production and maintenance positions. As of December 31, 2001, all material costs associated with the plan had been incurred.

•	In December 2001, we reversed $1.8 million of an $18.5 million pre-tax charge, taken in September 2000, for costs associated with the closure of a plywood mill. Our initial estimate of the cost to close the mill included expected costs for some aspects of maintenance and demolition that were not incurred.

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

Interest income for 2002 totaled $1.9 million, slightly less than the $2.6 million recorded in 2001.

For the year ended December 31, 2002, we recorded an income tax benefit of $32.6 million, reflecting our net loss from continuing operations before taxes, based on an estimated effective tax rate of 39%. For the year ended December 31, 2001, we recorded an income tax benefit of $36.2 million, also reflecting an estimated effective tax rate of 39%.

We recorded a net loss from continuing operations of $50.9 million for the year ended December 31, 2002, compared to a net loss from continuing operations of $56.6 million for the year ended December 31, 2001.

We incurred a pre-tax loss on our discontinued operations of $300.7 million in 2002. The discontinued operations included our former Printing Papers segment and a hardwood sawmill. Included in the amount was $276.2 million for loss on the disposition of these properties and $24.5 million from operational losses. In 2001 these operations incurred pre-tax losses of $37.5 million.

Our net loss for 2002 was $234.4 million, compared to a net loss of $79.4 million in 2001. The unfavorable comparison was due to recognition of the substantial charge for our discontinued operations.

In December 2002, as a result of market declines in our pension assets in the second half of 2002 and a reduction in the discount rate from 7.25% to 6.75%, we recorded in “Other comprehensive loss, net of tax” an adjustment for a minimum pension liability totaling $33.2 million, after tax.

Discussion of business segments

The Resource segment reported operating income of $62.6 million for the year ended December 31, 2002, up from $55.3 million reported in 2001. Segment net sales were $411.8 million, compared to $410.1 million in 2001. Increased sales prices and higher sales volumes to third parties in Idaho, Minnesota and Arkansas in 2002, as well as slightly higher land sales, were largely offset by a decrease in internal net sales. Resource segment expenses decreased 2% to $349.3 million in 2002, compared to $354.8 million in 2001. Decreased purchases of residual fiber reduced costs but were partially offset by increased logging costs.

The Wood Products segment incurred an operating loss of $27.0 million for the year ended December 31, 2002, compared to an operating loss of $26.6 million incurred in 2001. Market conditions were difficult for our wood products due to the industry’s oversupply position, which persisted throughout 2002, despite a positive new home construction environment. Foreign imports continued to affect pricing during all of 2002, even after imposition of a U.S. duty on Canadian products beginning in May. Net sales for the segment were $509.2 million, slightly higher compared to $502.3 million reported in 2001. Net sales of oriented strand board increased 12% in 2002, to $187.3 million, due to a 13% increase in shipments. A small decrease in lumber shipments, combined with slightly lower sales prices, resulted in a net sales decrease to $249.8 million from $251.9 million in 2001. Net sales of plywood decreased 14% to $34.9 million. Plywood shipments were down 17%, due in large part to lower production in 2002 compared to 2001. Production was higher in 2001 due to extra shifts above the normal operating schedule at our St. Maries, Idaho, mill. Net sales of particleboard were $14.1 million, compared to $15.8 million in 2001. Expenses were $536.2 million for the segment in 2002, compared to $528.9 million in 2001. Higher wood fiber costs were partially offset by small declines in energy and labor costs. Wood fiber costs were higher due in large part to the full year’s operation of the Cook, Minnesota, oriented strand board mill. The mill was shut down for a portion of the first quarter of 2001 to complete a modernization and expansion project.

The Pulp and Paperboard segment incurred an operating loss of $42.8 million in 2002, compared to a loss of $56.0 million in 2001. Segment net sales decreased to $443.6 million for 2002, compared to $464.7 million in 2001. The decrease was due to lower sales prices and shipments for paperboard. Paperboard net sales declined 6% to $395.1 million from $420.6 million in 2001 due to a 5% decrease in sales prices and a 1% decline in shipments. The markets for paperboard reflected the difficult general economic conditions in 2002, as well as increased competition from international producers of paperboard. A $4.4 million increase in pulp net sales, due to a 12% increase in shipments, partially offset the decrease in paperboard net sales. Segment expenses were $486.4 million in 2002, compared to $520.7 million in 2001. Energy expense was significantly lower in 2002 but was partially offset by higher repair and maintenance expense and wood fiber costs. Repair and maintenance expense was higher due to a scheduled major maintenance shutdown at the Cypress Bend, Arkansas, pulp and paperboard mill and some equipment improvements at the Lewiston, Idaho, pulp and paperboard mill. Included in expenses for 2001 was an $11.1 million charge related to a lawsuit against a vendor and bad debt expense of $2.2 million related to the insolvency of a pulp broker.

The Consumer Products segment reported operating income of $42.8 million in 2002, slightly higher than 2001’s operating income of $41.6 million. Sales prices for consumer tissue products were down 3%, resulting in a decline in 2002 net sales to $315.7 million from $317.7 million in 2001. Segment expenses were $272.9 million in 2002, compared to $276.2 million in 2001. Lower energy expense in 2002 was primarily responsible for the favorable comparison.

Liquidity and Capital Resources

At December 31, 2003, our financial position included long-term debt of $618.8 million, including current installments on long-term debt of $0.5 million. Long-term debt at December 31, 2003 (including current installments) declined $19.5 million from the December 2002 balance due to normal payments on maturing debt of $15.5 million and the early retirement of $4.0 million of long-term debt. The majority of the repayments on maturing debt were made using $15.0 million placed in an interest-bearing escrow account in September 2002 that was restricted to the repayment of $15 million of our medium-term notes, which matured on April 4, 2003. Early retirements of long-term debt consisted of a bond associated with our Brainerd facility totaling $0.9 million and medium-term notes of $3.1 million. The Brainerd bond was called as a result of the sale of the facility in February 2003, and the medium-term notes (whose maturity date was 2018) were repurchased on the open market. Stockholders’ equity increased $40.1 million, largely due to net earnings of $50.7 million for 2003 and treasury stock issuances of $6.9 million, partially offset by dividend payments of $17.2 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 1.31 to 1 at December 31, 2003, compared to 1.48 to 1 at December 31, 2002.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2003, are as follows:

(Dollars in thousands)
2004	$507
2005	1,508
2006	2,758
2007	6,559
2008	609

Working capital totaled $160.8 million at December 31, 2003, an increase of $58.1 million from December 31, 2002. The significant changes in the components of working capital are as follows:

•	Restricted cash declined $15.1 million due to its use for the repayment of medium term notes, which matured in April 2003.

•	Short-term investments increased $38.1 million. We invested positive cash flow from increased operating earnings not immediately needed for operations or capital expenditures into short-term bank instruments. The increase also reflects our investment in Euro, which will be used to pay the remaining balance due to the supplier of our tissue machine in Las Vegas.

•	Receivables declined $14.6 million as a result of the receipt of an income tax settlement from the Internal Revenue Service totaling approximately $22.3 million. Increased sales and the corresponding increase in customer receivables partially offset the effect of the tax settlement receipt.

•	Prepaid expenses declined $20.7 million largely as a result of a $10.4 million reduction in our current deferred tax asset and a reimbursement for a deposit on production equipment of approximately $10.0 million.

•	During 2003 we repaid $40.0 million of notes payable outstanding at December 31, 2002, under our bank credit facility.

•	Current installments on long-term debt declined $15.1 million. We made $15.5 million of scheduled debt payments, which were partially offset by approximately $0.5 million of debt scheduled for payment in 2004.

•	Accounts payable and accrued liabilities declined $22.2 million, largely due to accrued taxes declining $9.4 million and declines in reserves for insurance, property taxes and employee benefits.

Net cash provided by operations in 2003 totaled $181.3 million, compared with cash used for operations of $41.9 million in 2002 and cash provided by operations of $29.4 million in 2001. Net earnings from continuing operations, versus a net loss in 2002, combined with cash generated from working capital changes were largely responsible for the favorable comparison in 2003. The net earnings were generally due to significantly higher sales, lower interest expense and higher interest income, as previously discussed. An increase in cash used for working capital items in 2002 accounted for a majority of the unfavorable comparison to 2001.

Net cash used for investing was $131.4 million in 2003, while net cash provided by investing was $46.5 million in 2002 and net cash used for investing was $177.4 million in 2001. In 2003 we used $79.7 million for capital spending, $19.5 million to fund qualified pension plans and $38.1 million to increase our short-term investments. These activities were partially offset by the use of $15.1 million of restricted cash to repay debt. A significant portion of 2003 capital spending was used for construction of a new tissue machine in North Las Vegas, Nevada. Total spending on this project was $44.4 million during the year. The balance of capital spending in 2003 was focused on forest resources and various small projects designed to improve product quality and manufacturing efficiency. We contributed $19.5 million to our two qualified hourly defined benefit pension plans, representing the maximum contribution allowed for tax deduction purposes. The contribution should eliminate the requirement for any material contributions to the plans for the next two years, in the absence of a significant drop in our discount rate assumption. Cash provided by investing in 2002 was largely from the use of restricted cash and the liquidation of short-term investments. The funds were used to repay long-term debt. Capital spending of $51.6 million in 2002 was modestly higher than the $42.7 million spent in 2001. In September 2002, we announced plans to spend $66 million to construct a new tissue machine in Las Vegas, Nevada. Of that amount, $19.2 million was spent on the project in 2002. The balance of capital spending in 2002 focused on routine general replacement, safety, forest resource and environmental projects.

At December 31, 2003, our authorized capital spending budget, including $11.4 million carried over from prior years, totaled $68.2 million. We expect to spend $67.7 million of this amount in 2004. Spending in 2004 will consist of the completion of the new tissue machine in Las Vegas as well as various routine general replacement and forest resource projects. Spending on projects may be delayed due to the acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

Net cash used for financing totaled $55.4 million in 2003, compared to cash used for financing of $492.0 million in 2002 and cash provided by financing of $102.0 million in 2001. The majority of cash used for financing in 2003 was to repay borrowings under our bank credit facility totaling $40.0 million and to retire long-term debt in the amount of $19.5 million. Cash was also used to pay dividends of $17.2 million. The majority of cash used for financing in 2002 was for the retirement of $511.9 million of long-term debt. During 2002 we used restricted cash to repay our $100 million 6.25% Debentures, and we retired other debt using proceeds from asset sales. Notes payable increased $40.0 million in 2002, partially offsetting cash used for debt payments.

Cash generated from discontinued operations in 2003 totaled $3.6 million, which is the net result of the sale of the Brainerd facility in February for $4.44 million. Cash from discontinued operations in 2002 totaled $488.9 million, most of which was cash received from the sale of our Printing Papers segment assets and the sale of our hardwood sawmill in Arkansas. In connection with the sale of our Printing Papers segment assets in May 2002, we were required under the terms of our bank credit facility to use the proceeds to repay $198.5 million under the term loan portion of our bank credit facility, and all outstanding debt under our revolving credit line at the date of sale, totaling $33.2 million. We also used a portion of the proceeds to retire approximately $164.9 million of additional debt.

Our current bank credit facility, which expires June 28, 2004, is comprised of a revolving line of credit of up to $150.0 million, including a $70.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by our accounts receivable and inventory. As of December 31, 2003, there were no borrowings outstanding under the revolving line of credit; however, approximately $14.7 million of the revolving line of credit was used to support outstanding letters of credit. Prior to the expiration of our current bank credit facility, we expect to either extend the current credit facility or enter into a new credit facility.

Both the agreement governing our bank credit facility and the indenture governing our $250 million 10% senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The bank credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the bank credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of December 31, 2003, we were in compliance with the covenants of our bank credit facility and the $250 million 10% senior subordinated notes.

We believe that our cash, cash flows from operations and available borrowings under our current bank credit facility (including our anticipated extension or replacement of the bank credit facility) will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be able to extend or replace our current bank credit facility, or that we will be in compliance with the financial covenants in our bank credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

On January 30, 2003, Standard & Poor’s Ratings Services (S&P) announced that it had lowered our senior unsecured debt rating to BB+ and affirmed our senior secured bank loan rating at BBB-. The ratings downgrade by S&P caused the interest rate on our $100 million Credit Sensitive Debentures to increase from 9.425% to 12.5%, effective January 30, 2003. Also during the first quarter of 2003, Fitch, Inc. downgraded our senior unsecured debt to BB+ with a negative outlook and affirmed our senior secured bank loan rating at BBB-. Moody’s Investors Service Inc.’s rating of our debt remains unchanged at Baa3 with a negative outlook.

The following table summarizes our contractual obligations as of December 31, 2003. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying footnotes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to appropriate financial statement footnotes, which include a detailed discussion of the item.

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(Dollars in thousands)
Long-term debt(1)	$618,785	$507	$4,266	$7,168	$606,844
Operating leases(2)	87,907	12,391	21,524	16,779	37,213
Purchase obligations	144,355	110,994	24,850	8,416	95
Other long-term obligations(3)	266,514	21,858	46,541	74,801	123,314

Total	$1,117,561	$145,750	$97,181	$107,164	$767,466

(1)	See Note 8, Debt, in the notes to financial statements.
(2)	See Note 13, Commitments and Contingencies, in the notes to financial statements.
(3)	Payments on qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement benefit plans are based on expected future benefit payments as disclosed in Note 12 to the financial statements for years 1-5.

Since December 1999, we have been authorized under a stock repurchase program to repurchase up to two million shares of our common stock. Under the plan, purchases of common stock may be made from time to time through open market and privately negotiated transactions at prices deemed appropriate by management. Through December 31, 2001, a total of 910,900 shares had been acquired under the stock repurchase program. No shares were acquired in 2002 or 2003, and we do not expect to repurchase additional common stock in the near future.

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

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Environment

We are subject to extensive federal and state environmental regulations at our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations and endangered species. We endeavor to comply with all environmental regulations and regularly monitor our activities for such compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $0.4 million during 2003 and are budgeted to be approximately $4.8 million in 2004.

As previously discussed in Item I, Business, our timberlands in Idaho, Arkansas and Minnesota are certified by third parties to be in compliance with the Sustainable Forestry Initiative (SFI) Program and the International Organization on Standardization (ISO) 14001 standard for environmental management systems. Participation in the SFI and ISO programs is voluntary, can require operating processes which are more stringent than existing federal or state requirements, and can increase our operating costs to maintain certification. Such operating costs have not had a material adverse effect on our competitive position, nor do we expect that they will in the future.

In early 1998 the Environmental Protection Agency (EPA) published the “Cluster Rule” regulations specifically applicable to the pulp and paper industry. These extensive regulations govern both air and water emissions. During 2001, we completed modifications to process equipment and operating procedures to comply with Phase I of the regulations. Phase II of the regulations relates to control of high volume, low concentration emissions at kraft pulp mills, and our compliance efforts are scheduled to be completed in 2006 at an expected cost of approximately $6 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

Our pulp mill at Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System (NPDES) permit. As allowed by federal regulations, we are operating under an NPDES permit that expired in 1997, but which continues to be in force until the effective date of a new NPDES permit. The EPA published a revised draft NPDES permit in June 2003, which among other matters requires a significant reduction in biochemical oxygen demand over the five year period of the new permit and also requires within two years of the effective date of the new permit a reduction in the temperature of the effluent during the months of July, August and September each year. Meeting these requirements would require modifications of operating practices that will increase operating costs. Physical modifications to the effluent system over the next several years may be required at a cost of up to $5 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

The EPA is currently developing additional Maximum Achievable Control Technology (MACT) standards, which will affect wood products panel facilities. The effective date of these standards is expected to be in early 2004, with compliance required by early 2007. We have studied the proposed MACT standards for power boiler operations and for wood products operations, and estimate the capital expenditures necessary for compliance will be approximately $11 million. We do not expect such compliance costs to have a material adverse effect on our competitive position.

We believe that our facilities are currently in substantial compliance with applicable environmental laws and regulations. We cannot assure, however, that situations that may give rise to material environmental liabilities will not be discovered or that the enactment of new environmental laws or regulations or changes in existing laws or regulations will not require significant expenditures by us. In that regard, in late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our oriented strand board facility in Bemidji, Minnesota, relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action has been taken, and we are cooperating with the MPCA in its investigation. As the investigation is ongoing, we have not been advised as to what action the MPCA may take.

Taking into consideration the possible consequences of the above described matter, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

Income Taxes

Our effective tax rate for 2003 was 34%, compared to 39% for 2002 and 2001. The effective rate for 2003 differs from the one used for 2002 and 2001 as a result of applying anticipated tax credits to our tax provision.

Subsequent Event

In late January 2004, we implemented a plan to reduce the hourly and salaried workforces at our Consumer Products manufacturing facilities in Lewiston and Las Vegas. A total of 8 salaried and 60 hourly positions were eliminated. Costs for the workforce reduction, consisting of severance benefits, are expected to be approximately $1.0 million to $1.5 million and will be incurred during the first quarter of 2004.

Quantitative and Qualitative Disclosures About Market Risks

Our exposure to market risks on financial instruments includes interest rate risk on our bank credit facility and long-term debt, credit rate risk on our credit sensitive debentures, foreign currency exchange rates that affect the value of our investment in Euro and commodity price risk on collars we use to hedge a portion of our short-term natural gas purchases.

As of December 31, 2003, we had no borrowings outstanding under our bank credit facility. The interest rates applied to borrowings under the bank credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, in August 2003 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designated as a fair value hedge and calls for the company to pay a variable interest amount, determined semi-annually in arrears and equal to LIBOR plus 4.80%, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. The terms of the swap allow us to assume there is no ineffectiveness in the hedge. A previous swap, with essentially the same terms, was terminated in June 2003. We have received cash settlements totaling $20.0 million for the previous swap, representing the value of the swap at the time of termination as well as for a repricing of the swap in August 2002. The cash received will be accreted to earnings until the 10% senior subordinated debentures are retired.

We currently have $100 million of credit sensitive debentures outstanding which pay interest to the debt holder based upon our credit ratings as established by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services, Inc. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 - Aa3	AA+- AA-	8.925
A1 - Baa2	A+- BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

On January 30, 2003, S&P announced that it had lowered our senior unsecured debt rating to BB+ from BBB-. The ratings downgrade caused the interest rate on our credit sensitive debentures to increase from 9.425% to 12.5%, effective January 30, 2003.

In the first half of 2003 we entered into forward purchase contracts to acquire Euro, with the settlement of these forward contracts timed to coincide with our required Euro payments to the supplier of our new tissue machine under construction in North Las Vegas, Nevada. As of December 31, 2003, we had no forward purchase contracts outstanding, however, we held 3.9 million Euro to be used to pay the remainder of the amount due to the supplier upon completion of the project. The Euro are valued on our Balance Sheet at the exchange rate quoted at December 31, 2003.

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our expected natural gas purchases during November 2003 through March 2004. The financial instruments are in the form of collars, with a ceiling of $6.35 per mmBtu and floors ranging from $4.44 to $5.30 per mmBtu, indexed to the NYMEX, Rocky Mountain and Canadian Border indices. The collars apply to 13,200 mmBtu of natural gas purchased per day for the five-month period beginning November 1, which represents approximately 60% of our expected daily usage during that period. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive loss, net of tax” to the extent the hedges are deemed effective, until the hedged item is recognized in the statement of operations.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands — except per-share amounts)

	For the years ended December 31
	2003	2002	2001
Net sales	$1,506,634	$1,293,546	$1,278,864

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	104,859	115,469	115,033
Materials, labor and other operating expenses	1,207,086	1,099,690	1,095,686
Selling, general and administrative expenses	80,280	79,618	82,842
Restructuring charges (Note 16)	(476)	8,963	2,750

	1,391,749	1,303,740	1,296,311

Earnings (loss) from operations	114,885	(10,194)	(17,447)
Interest expense, net of capitalized interest of $2,907 ($300 in 2002 and $1,032 in 2001)	(48,172)	(59,882)	(77,853)
Debt retirement costs	(248)	(15,360)	—
Interest income	14,090	1,939	2,569

Earnings (loss) before taxes	80,555	(83,497)	(92,731)
Provision (benefit) for taxes (Note 7)	27,334	(32,564)	(36,165)

Earnings (loss) from continuing operations	53,221	(50,933)	(56,566)
Discontinued operations (Note 17):
Loss from discontinued operations (including loss on disposal of $2,745, $276,218 and $0)	(4,089)	(300,734)	(37,507)
Income tax benefit	(1,595)	(117,286)	(14,628)

Net earnings (loss)	$50,727	$(234,381)	$(79,445)

Other comprehensive loss, net of tax:
Cash flow hedges:
Net derivative gains, net of income tax provision of $44, $0 and $0	68	—	—
Minimum pension liability adjustment, net of income tax benefit of $239, $21,231 and $0	(374)	(33,207)	—

Comprehensive income (loss)	$50,421	$(267,588)	$(79,445)

Net earnings (loss) per common share from continuing operations:
Basic	$1.85	$(1.79)	$(2.00)
Diluted	1.85	(1.79)	(2.00)
Net earnings (loss) per common share:
Basic	1.77	(8.23)	(2.81)
Diluted	1.77	(8.23)	(2.81)

Certain amounts for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands — except per-share amounts)

	At December 31
	2003	2002
ASSETS
Current assets:
Cash (Note 11)	$7,190	$8,973
Restricted cash (Notes 1, 8 and 11)	—	15,069
Short-term investments (Note 11)	40,091	2,000
Receivables, net of allowance for doubtful accounts of $1,285 ($1,624 in 2002) (Notes 2 and 8)	105,345	119,964
Inventories (Notes 3 and 8)	159,678	159,798
Prepaid expenses (Note 7)	18,315	39,005
Assets held for sale (Note 17)	—	5,000

Total current assets	330,619	349,809

Land, other than timberlands	8,831	8,750
Plant and equipment, at cost less accumulated depreciation of $1,334,918 ($1,260,487 in 2002) (Note 4)	740,342	758,168
Timber, timberlands and related logging facilities, net (Note 5)	398,899	396,426
Other assets (Note 6)	118,686	111,664

	$1,597,377	$1,624,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable (Notes 8 and 11)	$—	$40,000
Current installments on long-term debt (Notes 8 and 11)	507	15,607
Accounts payable and accrued liabilities (Note 9)	169,310	191,497
Liabilities related to assets held for sale (Note 17)	—	12

Total current liabilities	169,817	247,116

Long-term debt (Notes 8 and 11)	618,278	622,645
Other long-term obligations (Note 10)	266,514	267,611
Deferred taxes (Note 7)	71,917	56,654
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares	—	—
Common stock, $1 par value Authorized 40,000,000 shares, issued 32,721,980 shares	32,722	32,722
Additional paid-in capital	130,996	131,065
Retained earnings	443,158	409,692
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(33,581)	(33,207)
Cash flow hedges	112	—
Common shares in treasury 3,881,217 (4,143,329 in 2002)	(102,556)	(109,481)

Total stockholders’ equity	470,851	430,791

	$1,597,377	$1,624,817

Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31
	2003	2002	2001
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings (loss)	$50,727	$(234,381)	$(79,445)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	820	14,955	22,879
Loss on disposal of discontinued operations	60	229,023	—
Depreciation, amortization and cost of fee timber harvested	104,859	115,469	115,033
Debt retirement costs	248	15,360	—
Deferred taxes	15,503	(132,725)	(83,351)
Decrease in receivables	14,619	(1,333)	27,499
Decrease (increase) in inventories	120	(52,085)	19,077
Decrease (increase) in prepaid expenses	20,690	(7,731)	29,879
Increase (decrease) in accounts payable and accrued liabilities	(26,297)	11,534	(22,211)

Net cash provided by (used for) operations	181,349	(41,914)	29,360

CASH FLOWS FROM INVESTING
Decrease (increase) in restricted cash	15,069	83,131	(98,200)
Decrease (increase) in short-term investments	(38,091)	28,500	(30,500)
Funding of qualified pension plans	(19,461)	—	(1,465)
Additions to plant and equipment, and to land other than timberlands	(64,991)	(36,956)	(29,063)
Additions to timber, timberlands and related logging facilities	(14,695)	(14,658)	(13,616)
Disposition of plant and properties	709	2,099	15,695
Other, net	(9,927)	(15,629)	(20,244)

Net cash provided by (used for) investing	(131,387)	46,487	(177,393)

CASH FLOWS FROM FINANCING
Change in book overdrafts	4,610	(9,952)	(2,366)
Increase (decrease) in notes payable	(40,000)	40,000	(188,943)
Proceeds from long-term debt	—	—	450,000
Retirement of long-term debt	(19,467)	(511,873)	(101,749)
Premiums and fees on debt retirement	(248)	(10,584)	—
Long-term debt issuance fees	—	—	(15,553)
Issuance of treasury stock	6,856	8,146	6,620
Purchase of treasury stock	—	—	(10,453)
Dividends on common stock	(17,217)	(17,071)	(33,108)
Other, net	10,113	9,349	(2,477)

Net cash provided by (used for) financing	(55,353)	(491,985)	101,971

Cash from continuing operations	(5,391)	(487,412)	(46,062)
Cash from discontinued operations	3,608	488,910	42,880

Increase (decrease) in cash	(1,783)	1,498	(3,182)
Balance at beginning of year	8,973	7,475	10,657

Balance at end of year	$7,190	$8,973	$7,475

Net interest paid (net of amounts capitalized) in 2003, 2002 and 2001 was $46.2 million, $65.1 million and $66.1 million, respectively. Net income tax payments (refunds) in 2003, 2002 and 2001 were $(13.1) million, $(16.0) million and $.3 million, respectively.

Certain amounts for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands — except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2000	32,721,980	$32,722	$128,984	$773,697	$—	4,375,546	$(122,167)	$813,236
Exercise of stock options and stock awards	—	—	5	—	—	(750)	19	24
Shares purchased at cost*	—	—	—	—	—	250,000	—	—
Issuance of treasury stock	—	—	989	—	—	(214,268)	5,608	6,597
Net loss	—	—	—	(79,445)	—	—	—	(79,445)
Common dividends, $1.17 per share	—	—	—	(33,108)	—	—	—	(33,108)

Balance, December 31, 2001	32,721,980	$32,722	$129,978	$661,144	$—	4,410,528	$(116,540)	$707,304
Exercise of stock options and stock awards	—	—	141	—	—	(25,050)	662	803
Issuance of treasury stock	—	—	946	—	—	(242,149)	6,397	7,343
Net loss	—	—	—	(234,381)	—	—	—	(234,381)
Minimum pension liability adjustment	—	—	—	—	(33,207)	—	—	(33,207)
Common dividends, $.60 per share	—	—	—	(17,071)	—	—	—	(17,071)

Balance, December 31, 2002	32,721,980	$32,722	$131,065	$409,692	$(33,207)	4,143,329	$(109,481)	$430,791
Exercise of stock options and stock awards	—	—	47	—	—	(49,925)	1,319	1,366
Issuance of treasury stock	—	—	(173)	—	—	(212,187)	5,606	5,433
Performance share awards	—	—	57	—	—	—	—	57
Net earnings	—	—	—	50,727	—	—	—	50,727
Cash flow hedges	—	—	—	(44)	112	—	—	68
Minimum pension liability adjustment	—	—	—	—	(374)	—	—	(374)
Common dividends, $.60 per share	—	—	—	(17,217)	—	—	—	(17,217)

Balance, December 31, 2003	32,721,980	$32,722	$130,996	$443,158	$(33,469)	3,881,217	$(102,556)	$470,851

*	Represents shares purchased pursuant to previously issued put option contracts. The cost of the shares ($10,453) was recorded in treasury stock at the time the put option contract was issued.

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

Certain amounts for 2002 and 2001 have been reclassified in the financial statements and notes to conform to the 2003 presentation.

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	2003	2002	2001
Basic average common shares outstanding	28,706,323	28,461,817	28,281,785
Incremental shares due to:
Common stock options	12,105	—	—

Diluted average common shares outstanding	28,718,428	28,461,817	28,281,785

Incremental shares due to common stock options of 17,042 for the year ended December 31, 2002, and common stock options of 2,162 and put options of 34,147 for the year ended December 31, 2001, were not included in the diluted average common shares outstanding totals for 2002 and 2001 due to their antidilutive effect as a result of our net losses for those years. Stock options to purchase 2,327,470, 1,981,907 and 2,508,375 shares of common stock for 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

Stock Based Compensation

We currently have three stock incentive plans, the 1989, 1995 and 2000 plans, under which options or performance shares are outstanding. We apply the intrinsic value method under Accounting

Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for our stock based compensation. No compensation cost is recognized for options granted under the plans when the exercise price is equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense is recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements will be met. Compensation expense related to performance shares was less than $0.1 million in 2003.

Had stock based compensation costs been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, our net earnings (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	2003	2002	2001
	(Dollars in thousands — except per-share amounts)
Net earnings (loss), as reported	$50,727	$(234,381)	$(79,445)
Add: stock based compensation expense recorded under APB No. 25, net of tax	35	—	—
Deduct: stock based compensation determined under SFAS No. 123, net of tax	(1,964)	(1,912)	(1,993)

Pro forma net earnings (loss)	$48,798	$(236,293)	$(81,438)

Basic and diluted earnings (loss) per share, as reported	$1.77	$(8.23)	$(2.81)
Pro forma basic and diluted earnings (loss) per share	1.70	(8.30)	(2.88)

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

Timber, timberlands and related logging facilities are valued at cost, net of the cost of fee timber harvested and depreciation or amortization. Cost of fee timber harvested is determined annually based on costs incurred and the related current estimated recoverable volume. Recoverable volume includes growth that has occurred to date and does not include any anticipated future cost or future growth. Permit timber is timber purchased under contracts where the company does not own the underlying land. The cost of permit timber is capitalized in timber accounts, and these costs are classified as depletion expense as the volume of timber is harvested.

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

Long-Lived Assets

We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

The provision for taxes on income is based on earnings or loss reported in the financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported earnings and taxable income using current tax laws and rates.

Environment

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities are established in accordance with SFAS No. 5. We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. Currently, we are not aware of any material environmental liabilities and have accrued for only specific environmental remediation costs that we have determined are probable and reasonably estimable.

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

We adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” effective January 1, 2003 and as subsequently amended. The Interpretation requires that an enterprise’s consolidated financial statements include entities in which the enterprise has a controlling financial interest. Adoption of the Interpretation did not have a material effect on our financial condition or results of operations.

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

In December 2003, the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. It requires disclosures in addition to those contained in the original Statement No. 132 about assets, obligations, cash flows and the net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The information contained in Note 12, Savings, Pension and Other Postretirement Benefit Plans, on pages 50-54, incorporates the additional disclosure items required by the revised Statement No. 132.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Restricted Cash

In September 2002, we placed $15.0 million into an interest-bearing escrow account under the terms of an amendment to our credit agreement. The escrow account’s use was restricted to the repayment of $15 million of our medium-term notes, which matured on April 4, 2003.

Note 2.    Receivables, net

The receivables balance at December 31, 2002, included approximately $22.3 million for settlements reached with the Internal Revenue Service for the years 1989 through 1994. The settlements were received in June 2003. Of the amount received, $12.5 million was classified as interest income.

Note 3.    Inventories

	2003	2002
	(Dollars in thousands)
Logs, pulpwood, chips and sawdust	$25,156	$25,212
Lumber and other manufactured wood products	20,008	14,954
Pulp, paper and converted paper products	71,410	79,690
Materials and supplies	43,104	39,942

	$159,678	$159,798

Valued at lower of cost or market:
Last-in, first-out basis	$40,056	$36,125
Average cost basis	119,622	123,673

	$159,678	$159,798

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $27.3 million higher at December 31, 2003, and $22.4 million higher at December 31, 2002. In 2003 and 2002, reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by approximately $0.5 million ($.02 per common share) and $3.2 million ($.11 per common share), respectively.

Note 4.    Plant and Equipment

	2003	2002
	(Dollars in thousands)
Land improvements	$75,128	$74,661
Buildings and structures	278,256	277,369
Machinery and equipment	1,646,265	1,637,864
Construction in progress	75,611	28,761

	$2,075,260	$2,018,655

Depreciation charged against income amounted to $80.8 million in 2003 ($84.5 million in 2002 and $85.1 million in 2001).

At December 31, 2003, our authorized capital spending budget, including $11.4 million carried over from prior years, totaled $68.2 million. We expect to spend $67.7 million of this amount in 2004.

Note 5.    Timber, Timberlands and Related Logging Facilities

	2003	2002
	(Dollars in thousands)
Timber and timberlands	$349,740	$347,853
Related logging facilities	49,159	48,573

	$398,899	$396,426

The cost of timber harvested from company-owned lands amounted to $9.2 million in 2003 ($10.6 million in 2002 and $8.9 million in 2001). The cost of permit timber harvested from non-company owned lands amounted to $8.8 million in 2003 ($15.8 million in 2002 and $14.8 million in 2001). Amortization of logging roads and related facilities amounted to $2.3 million in 2003 ($2.0 million in 2002 and $2.4 million in 2001).

Note 6.    Other Assets

	2003	2002
	(Dollars in thousands)
Pension assets	$91,779	$81,582
Other	26,907	30,082

	$118,686	$111,664

Note 7.    Taxes on Income

The provision (benefit) for taxes on income is comprised of the following:

	2003	2002	2001
	(Dollars in thousands)
Current	$358	$535	$438
Deferred	25,425	(150,385)	(51,231)

Provision (benefit) for taxes on income	$25,783	$(149,850)	$(50,793)

The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

	2003	2002	2001
	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$26,802	$(134,481)	$(45,583)
State and local taxes, net of federal income tax benefits	2,987	(14,985)	(5,079)
Tax credits	(4,000)	—	—
All other items	(6)	(384)	(131)

Provision (benefit) for taxes on income	$25,783	$(149,850)	$(50,793)

Effective tax rate	33.7%	39.0%	39.0%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2003	2002
	(Dollars in thousands)
Plant and equipment	$187,018	$214,677
Timber, timberlands and related logging facilities	57,644	53,341
Postretirement benefits	(75,310)	(68,794)
Alternative minimum tax	(43,868)	(43,867)
Net operating loss carryforward	(59,713)	(71,565)
Employee benefits	(12,864)	(19,108)
Pensions	16,847	3,709
Discontinued operations	(1,323)	(26,663)
Other, net	(11,345)	(10,300)

Net deferred tax liability	57,086	31,430
Current deferred tax assets(1)	14,831	25,224

Net noncurrent deferred tax liabilities	$71,917	$56,654

1	Included in “Prepaid expenses” in the Balance Sheets.

As of December 31, 2003 and 2002, we had $153.1 million and $183.5 million, respectively, of net operating loss carryforwards available for use against taxable earnings in the next 17 to 18 years.

Our federal income tax returns have been examined, and we have reached final settlement, for all tax years through 1994. The years 1995 through 2001 are currently under examination. In the opinion of management, adequate provision had been made at December 31, 2003, for income taxes that might be due as a result of these audits, and any resulting assessments will have no material effect on our consolidated earnings.

Note 8.    Debt

	2003	2002
	(Dollars in thousands)
Revenue bonds fixed-rate 5.9% to 7.75% due 2003 through 2026	$170,265	$171,628
Debentures 6.95% due 2015	22,471	22,469
Credit sensitive debentures 9.125% due 2009	100,000	100,000
Medium-term notes fixed-rate 8.27% to 9.46% due 2006 through 2022	75,950	94,050
Senior subordinated notes 10% due 2011	250,000	250,000
Other notes	99	105

	618,785	638,252
Less current installments on long-term debt	507	15,607

Long-term debt	$618,278	$622,645

As a result of the Brainerd facility’s sale in February 2003, we retired early $0.9 million of associated revenue bonds.

We repaid $15.0 million of our medium-term notes, which became due April 4, 2003, using the funds contained in an interest-bearing escrow account that were restricted to such use. In the fourth quarter of 2003, we retired $3.1 million of medium-term notes (which were due in 2018) through repurchase on the open market.

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

Our current bank credit facility, which expires June 28, 2004, is comprised of a revolving line of credit of up to $150.0 million, including a $70.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by our accounts receivable and inventory. As of December 31, 2003, there were no borrowings outstanding under the revolving line of credit; however, approximately $14.7 million of the revolving line of credit was used to support outstanding letters of credit. At December 31, 2002, we had borrowed $40.0 million under the revolving line of credit, that was classified as “Notes payable” in the Balance Sheets. Prior to the expiration of our current bank credit facility, we expect to either extend the current credit facility or enter into a new credit facility.

Our 10% senior subordinated notes due 2011 are unsecured and are subordinated to our senior notes and our bank credit facility.

Both the agreement governing our bank credit facility and the indenture governing our $250 million 10% senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The bank credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the bank credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of December 31, 2003, we were in compliance with the covenants of our bank credit facility and the $250 million 10% senior subordinated notes.

Payments due on long-term debt during each of the five years subsequent to December 31, 2003, are as follows:

(Dollars in thousands)
2004	$507
2005	1,508
2006	2,758
2007	6,559
2008	609

Note 9.    Accounts Payable and Accrued Liabilities

	2003	2002
	(Dollars in thousands)
Trade accounts payable	$42,428	$44,371
Accrued wages, salaries and employee benefits	42,555	51,015
Accrued taxes other than taxes on income	11,842	11,066
Accrued interest	18,074	17,050
Accrued taxes on income	3,709	13,059
Book overdrafts	20,640	16,030
Accrued restructuring, mill closure and divestiture charges	3,541	8,659
Other	26,521	30,247

	$169,310	$191,497

Note 10.    Other Long-Term Obligations

	2003	2002
	(Dollars in thousands)
Postretirement benefits	$193,103	$176,394
Pension and related liabilities	46,572	69,747
Other	26,839	21,470

	$266,514	$267,611

Note 11.    Financial Instruments

Estimated fair values of our financial instruments are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Cash, restricted cash and short-term investments	$47,169	$47,169	$26,042	$26,042
Natural gas collars	112	112	—	—
Interest rate swap	2,386	2,386	6,446	6,446
Current notes payable	—	—	40,000	40,000
Long-term debt	618,785	651,905	638,252	659,818

For short-term investments and current notes payable, the carrying amount approximates fair value. The carrying amount and fair value of our interest rate swap and natural gas collars are based on current termination values. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

We use derivative financial instruments from time to time as a tool to help us manage our exposure to certain market risks. We enter into derivative financial instruments as hedges against our exposure to market risks only if we believe there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Relationships between hedging instruments and hedged items are formally documented, as well as our risk management objectives and strategies for entering into the transactions. Designated cash flow hedges are linked to forecasted transactions. We also periodically assess whether the derivative financial instruments are effective in offsetting changes in cash flows or the fair value of the hedged items. If a hedge ceases to be highly effective, hedge accounting will be discontinued and derivative instrument gains and losses will be recognized in earnings. We do not enter into derivative contracts for speculative purposes, whether or not we utilize hedge accounting treatment for a specific transaction. The following describes our activities in this area during 2003.

In December 2001, we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designated a fair value hedge and called for the company to pay a variable interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. In June 2003, we terminated the swap. The cash received upon termination of the swap, together with earlier amounts received for an August 2002 repricing, totaled $20.0 million and will be accreted to earnings until the 10% senior subordinated debentures are retired. In August 2003, we entered into another fixed-to-variable interest rate swap for the same portion of our 10% senior subordinated debentures with essentially the same terms as the swap that was terminated in June 2003. The variable interest rate we pay is determined semi-annually in arrears and will be equal to LIBOR plus 4.80%.

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our expected natural gas purchases during November 2003 through March 2004. The financial instruments are in the form of collars, with a ceiling of $6.35 per mmBtu and floors ranging from $4.44 to $5.30 per mmBtu, indexed to the NYMEX, Rocky Mountain and Canadian Border indices. The collars apply to 13,200 mmBtu of natural gas purchased per day for the five-month period beginning November 1, which represents approximately 60% of our expected daily usage during that period. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive loss,” to the extent the hedges are deemed effective, until the hedged item is recognized in the statement of operations.

In the first half of 2003 we entered into forward purchase contracts to acquire Euro, with the settlement of these forward contracts timed to coincide with our required Euro payments to the supplier of our new tissue machine under construction in North Las Vegas, Nevada. As of December 31, 2003, we had no forward purchase contracts outstanding; however, we held 3.9 million Euro to be used to pay the remainder of the amount due to the supplier upon completion of the project. The Euro are valued on our Balance Sheet at the exchange rate quoted at December 31, 2003.

Note 12.    Savings, Pension and Other Postretirement Benefit Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2003, 2002 and 2001 we made matching 401(k) contributions on behalf of employees of $5.4 million, $7.3 million and $8.9 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

We use a December 31 measurement date for our benefit plans. The change in benefit obligation, change in plan assets, funded status and related balance sheet amounts for company-sponsored benefit plans are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
	2003	2002	2003	2002
	(Dollars in thousands)
Benefit obligation at beginning of year	$525,107	$527,039	$242,413	$219,129
Service cost	9,060	10,605	2,507	3,723
Interest cost	34,067	36,979	17,006	16,205
Plan amendments	750	2,560	(7,684)	—
Actuarial losses	35,569	16,619	44,136	37,084
Curtailments	—	—	—	(18,272)
Mergers, sales and closures	(1,285)	(30,603)	—	—
Benefits paid	(40,536)	(38,092)	(17,414)	(15,456)

Benefit obligation at end of year	562,732	525,107	280,964	242,413

Fair value of plan assets at beginning of year	471,390	615,269	9,813	22,198
Actual return on plan assets	104,206	(67,821)	834	(3,909)
Employer contribution	20,680	1,215	—	—
Mergers, sales and closures	—	(39,181)	—	—
Benefits paid	(40,536)	(38,092)	(10,645)	(8,476)

Fair value of plan assets at end of year	555,740	471,390	2	9,813

Funded status	(6,992)	(53,717)	(280,962)	(232,600)
Unrecognized prior service cost (benefit)	15,359	16,411	(14,695)	(8,614)
Unrecognized net loss	97,562	109,399	102,554	64,820
Unrecognized net transition asset	—	(37)	—	—

Prepaid (accrued) benefit cost	$105,929	$72,056	$(193,103)	$(176,394)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$122,701	$88,609	$—	$—
Accrued benefit cost	(87,061)	(87,188)	(193,103)	(176,394)
Intangible assets	15,238	16,197	—	—
Accumulated other comprehensive loss	55,051	54,438	—	—

Net amount recognized	$105,929	$72,056	$(193,103)	$(176,394)

The accumulated benefit obligation for all defined benefit pension plans was $540.8 million and $506.6 million at December 31, 2003, and 2002, respectively.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Neither the accumulated benefit obligation nor the net periodic benefit cost presented in this footnote reflect the effects of the Act on our postretirement benefit plans. Specific authoritative guidance on accounting for the proposed subsidy is pending and once issued could require us (as sponsor) to change previously reported information. We have no current plans to amend our postretirement benefit plans as a result of the Act.

Information as of December 31 for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2003	2002
	(Dollars in thousands)
Projected benefit obligation	$279,680	$262,405
Accumulated benefit obligation	278,562	259,117
Fair value of plan assets	237,660	196,540

Net periodic costs (benefit) were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2003	2002	2001	2003	2002	2001
	(Dollars in thousands)
Service cost	$9,060	$10,605	$13,178	$2,507	$3,723	$3,243
Interest cost	34,067	36,979	35,754	17,006	16,205	12,942
Expected return on plan assets	(57,940)	(62,686)	(60,453)	(416)	(1,620)	(2,847)
Amortization of prior service cost	1,747	2,296	3,356	(1,618)	(820)	(833)
Recognized actuarial loss (gain)	(174)	(5,037)	(5,378)	5,905	2,790	—
Recognized net initial asset	(37)	(37)	(45)	—	—	—

Net periodic cost (benefit)	$(13,277)	$(17,880)	$(13,588)	$23,384	$20,278	$12,505

The pension benefits presented above exclude a charge of $0.1 million for a salaried workforce reduction in 2002 and a charge of $2.7 million in 2001 for an hourly workforce reduction program, which are included in “Restructuring charges” in the Statements of Operations. The postretirement costs presented above exclude $1.8 million for the salaried workforce reduction in 2002 and $0.5 million in 2001 for the hourly workforce reduction program, which are included in “Restructuring charges” in the Statements of Operations.

The pension benefits for 2002 presented above also do not reflect a cost of $11.0 million related to the sale of Printing Papers segment assets and subsequent closure of a printing papers facility, as well as $0.2 million for the sale of a lumber mill. Postretirement costs of $0.2 million and $0.2 million, respectively, as a result of these events are also excluded from the 2002 costs presented above. The combined costs of $11.6 million are included in “Loss from discontinued operations.”

As of December 31, 2003, $70.3 million of minimum pension liabilities for underfunded plans were included in other long-term liabilities, with corresponding intangible assets of $15.2 million and accumulated other comprehensive loss of $33.6 million, which is net of deferred taxes of $21.5 million. As of December 31, 2002, $70.6 million of minimum pension liabilities were included in other long-term liabilities, with corresponding intangible assets of $16.2 million and accumulated other comprehensive loss of $33.2 million, which is net of deferred taxes of $21.2 million. As of December 31, 2001, minimum pension liabilities totaled $2.2 million, with a corresponding intangible asset of the same amount.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	5.00	—	—	—

Weighted average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	5.00	5.00	—	—	—

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories as measured by appropriate indexes. These indexes are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 25 years our actual average annual return on pension plan assets has been 12.0%.

The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation is 8.00% for 2003. The rate is assumed to decrease one percent annually to 6.00% in 2005 and remain at that level thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$2,594	$(2,165)
Effect on postretirement benefit obligation	31,749	(26,973)

The weighted average asset allocations at December 31 by asset category are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
Asset category	2003	2002	2003	2002
Domestic equity securities	63%	57%	—%	100%
Global equity securities	10	9	—	—
Debt securities	25	30	—	—
Other	2	4	100	—

Total	100%	100%	100%	100%

We utilize formal investment policy guidelines for our company-sponsored pension plans. These guidelines are approved by the board of directors and are periodically reviewed, as the board of directors has ultimate fiduciary responsibility for pension plan assets. The board of directors has delegated its authority to management to insure that the investment policy and guidelines are adhered to and the investment objectives are met.

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that adequate liquidity will be maintained for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management will take reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include:

•	Assets will be diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities, venture capital and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	50% - 80%
Fixed income and convertible securities	15% - 40%
Venture Capital	00% - 05%
Liquid reserves	00% - 10%

The ranges are more heavily weighted toward equities since the liabilities of the pension plans are long-term in nature and equities have proven to significantly outperform other asset classes over long periods of time. Periodic reviews of allocations within these ranges are made to determine what adjustments should be made based on changing economic and market conditions and specific liquidity requirements.

•	Assets will be managed by professional investment managers and may be invested in separately managed accounts or commingled funds. Assets will be diversified by selecting different investment managers for each asset class and by limiting assets under each manager to no more than 25% of the total pension fund.

•	Assets, other than venture capital, will not be invested in securities rated below BBB- by S&P or Baa3 by Moody’s.

•	Assets will not be invested in Potlatch stock.

The investment guidelines also require that the individual investment managers will be expected to achieve a reasonable rate of return over a market cycle. Emphasis will be placed on long-term performance versus short-term market aberrations. Factors to be considered in determining reasonable rates of return include performance achieved by a diverse cross section of other investment managers, performance of commonly used benchmarks (e.g., S&P 500 Index, Shearson Lehman Government/Corporate Intermediate Index, Morgan Stanley World Index, Merrill Lynch Investment Grade Convertibles Index, Consumer Price Index), actuarial assumptions for return on plan investments and specific performance guidelines given to individual investment managers.

During 2003, eight active investment managers managed approximately 97% of the pension funds, each of whom played a specific role in the management of these assets. The remaining 3% of the pension funds consisted of a dedicated bond portfolio managed by a fixed income manager and liquid reserves held by the plan trustee. Plan assets were diversified among the various asset classes within the allocation ranges approved by the board of directors.

We estimate contributions to defined benefit pension plans will total $1.2 million in 2004. We do not anticipate funding our postretirement benefit plans in 2004 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments, which reflect expected future service, are as follows for the years indicated:

	Pension Benefit Plans	Other Postretirement Benefit Plans
	(Dollars in thousands)
2004	$41,290	$18,900
2005	40,675	19,400
2006	40,289	19,800
2007	39,968	20,300
2008	40,020	20,500
2009-2013	203,605	110,800

Hourly employees at two of our manufacturing facilities participate in multi-employer defined benefit pension plans, the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) Pension Fund and the International Association of Machinist & Aerospace Workers (IAMA) National Pension Fund, to which we make contributions. We also make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is managed by PACE. Company contributions to these plans in 2003, 2002 and 2001 amounted to $7.7 million, $6.4 million and $6.1 million, respectively.

Note 13.    Commitments and Contingencies

We have operating leases covering office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2019. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2003, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2004	$12,391
2005	11,408
2006	10,116
2007	8,547
2008	8,232
2009 and later years	37,213

Total	$87,907

Total rent expense was $9.0 million, $5.3 million and $4.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our oriented strand board facility in Bemidji, Minnesota, relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action has been taken, and we are cooperating with the MPCA in its investigation. As the investigation is ongoing, we have not been advised as to what action the MPCA may take.

Taking into consideration the possible consequences of the above described matter, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

Note 14.    Stock Compensation Plans

We currently have three fixed stock option plans under which options are issued and outstanding. All of these plans have received shareholder approval. Options are granted with an exercise price equal to market value at the grant date and prior to 1995 may have included a stock appreciation right. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares and 1.4 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively. At December 31, 2003, no shares were available for future use under the 1989 Stock Incentive Plan, while approximately 1,000 shares and 568,000 shares were authorized for future use under the 1995 and 2000 Stock Incentive Plans, respectively.

A summary of the status of outstanding stock options as of December 31, 2003, 2002 and 2001 and changes during those years is presented below:

	2003		2002		2001
Options	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at January 1	2,836,357	$36.67	2,993,000	$38.63	2,664,025	$40.41
Granted	150,070	33.18	378,300	24.87	488,275	28.69
Shares exercised	(49,925)	27.37	(25,050)	32.06	(750)	32.63
SARs exercised	—	—	—	—	(4,050)	32.63
Canceled or expired	(219,682)	42.32	(509,893)	39.67	(154,500)	38.08

Outstanding at December 31	2,716,820	36.19	2,836,357	36.67	2,993,000	38.63

Options exercisable	2,385,000	37.25	2,263,594	39.33	2,287,312	41.38
Options outstanding which include a stock appreciation right	41,700		78,600		120,350
Shares reserved for future grants	569,042		793,963		834,145
Fair value of options granted during the year	$11.72		$7.20		$10.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 1.73, 2.41 and 2.09 percent; stock volatility of .2737, .2538 and .275; risk free rate of return of 4.36, 4.17 and 5.28 percent; and expected term of 10 years for all grants.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 12/31/03	Weighted Avg. Exercise Price
$23.88 to $29.32	706,000	8.49 years	$26.81	523,250	$27.48
$32.06 to $37.75	941,720	5.79 years	34.68	792,650	34.96
$41.25 to $48.25	1,069,100	3.92 years	43.72	1,069,100	43.72

$23.88 to $48.25	2,716,820	5.76 years	36.19	2,385,000	37.25

Options may also be issued in the form of restricted stock and other share-based awards. In December 2003, 59,270 shares of stock were granted under a performance-based award program. This program replaced a portion of the stock options normally granted. The performance shares have a three-year performance period and will be issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest product companies. The number of shares actually issued could range from 0%-150% of the amount initially granted. Shares granted under the program may not be voted until issued. A dividend equivalent will be calculated based upon shares earned and paid out as additional shares. In accordance with APB No. 25, we will recognize compensation expense over the performance period equal to the market value of our stock times the number of shares expected to be issued. Compensation expense in 2003 related to these performance shares was less than $0.1 million.

Note 15.    Segment Information

As of December 31, 2003, our operations were divided into four reporting segments: Resource, Wood Products, Pulp and Paperboard, and Consumer Products, based upon similarities in product lines, manufacturing processes, marketing and management of our businesses. The Resource segment manages our timberland base, provides wood fiber to the manufacturing segments and sells wood fiber to third parties. The Wood Products segment produces oriented strand board, lumber, plywood and particleboard. The Pulp and Paperboard segment produces paperboard and pulp. The Consumer Products segment produces consumer tissue products. Prior to 2003, the Pulp and Paperboard segment and the Consumer Products segment were combined into one reporting segment. Prior year results for these two segments have been reclassified for comparative purposes.

We exited our Printing Papers segment in May 2002 when a majority of the segment’s assets were sold to a domestic subsidiary of Sappi Limited. We also closed and sold a hardwood sawmill during the third quarter of 2002. Amounts presented for 2002 and 2001 in the tables below have been adjusted for these discontinued operations.

The reporting segments follow the same accounting policies used for our consolidated financial statements, as described in the summary of significant accounting policies, with the exception of the valuation of inventories. All segment inventories are reported using the average cost method and the LIFO reserve is recorded at the corporate level. Management evaluates a segment’s performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices.

Following is a tabulation of business segment information for each of the past three years. Corporate information is included to reconcile segment data to the consolidated financial statements.

	2003	2002	2001
	(Dollars in thousands)
Segment Sales:
Resource	$252,614	$411,833	$410,089

Wood products:
Oriented strand board	314,197	187,293	167,182
Lumber	279,192	249,790	251,891
Plywood	46,402	34,915	40,529
Particleboard	15,230	14,083	15,833
Other	28,063	23,077	26,858

	683,084	509,158	502,293

Pulp and paperboard:
Paperboard	420,805	395,085	420,588
Pulp	61,239	48,483	44,092

	482,044	443,568	464,680

Consumer products:
Tissue	300,896	315,708	317,743

	1,718,638	1,680,267	1,694,805
Elimination of intersegment sales	(212,004)	(386,721)	(415,941)

Total consolidated net sales	$1,506,634	$1,293,546	$1,278,864

Intersegment Sales or Transfers(1):
Resource	$157,233	$339,169	$367,737
Wood products	11,715	12,489	17,450
Pulp and paperboard	42,971	34,975	30,666
Consumer products	85	88	88

Total	$212,004	$386,721	$415,941

Operating Income (Loss):
Resource	$65,511	$62,554	$55,337
Wood products	97,623	(27,031)	(26,562)
Pulp and paperboard	(15,104)	(42,821)	(56,045)
Consumer products	1,266	42,806	41,572
Eliminations and adjustments	(181)	(3,389)	2,058

	149,115	32,119	16,360
Corporate Items:
Administration expense	(34,706)	(33,341)	(33,686)
Interest expense	(48,172)	(59,882)	(77,853)
Interest income	14,090	1,930	2,448
Restructuring charge	476	(8,963)	—
Debt reduction charge	(248)	(15,360)	—

Consolidated income (loss) before taxes on income	$80,555	$(83,497)	$(92,731)

Depreciation, Amortization and Cost of Fee Timber Harvested:
Resource	$20,917	$28,791	$26,527
Wood products	29,049	30,591	30,530
Pulp and paperboard	38,171	39,866	40,875
Consumer products	12,585	13,028	12,870

	100,722	112,276	110,802
Corporate	4,137	3,193	4,231

Total	$104,859	$115,469	$115,033

Assets:
Resource	$438,495	$432,036	$434,293
Wood products	339,477	353,693	357,581
Pulp and paperboard	418,706	446,362	462,450
Consumer products	245,581	231,387	201,459

	1,442,259	1,463,478	1,455,783
Assets held for sale	—	5,000	772,033
Corporate	155,118	156,339	260,623

Total consolidated assets	$1,597,377	$1,624,817	$2,488,439

Capital Expenditures:
Resource	$15,519	$15,346	$14,132
Wood products	10,895	8,520	14,572
Pulp and paperboard	5,193	3,972	11,778
Consumer products	47,881	23,446	2,120

	79,488	51,284	42,602
Corporate	198	330	77

Total	$79,686	$51,614	$42,679

(1)	Intersegment sales for 2001-2003, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales by our Resource segment to the Wood Products, Printing Papers and Pulp and Paperboard segments.

All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our net sales is summarized as follows:

	2003	2002	2001
	(Dollars in thousands)
United States	$1,399,971	$1,197,154	$1,193,939
Japan	48,666	48,224	33,771
Australia	6,498	4,881	4,378
Canada	12,997	9,090	8,731
China	14,711	12,303	9,327
Italy	7,013	6,543	7,450
Korea	9,842	11,210	13,501
Other foreign countries	6,936	4,141	7,767

Total consolidated net sales	$1,506,634	$1,293,546	$1,278,864

Note 16.    Restructuring Charges

The following is a description of the charges included in the “Restructuring charges” line in the Statements of Operations.

In the first quarter of 2003, we recorded charges totaling $0.2 million for costs related to terminated employees whose service had been retained beyond the initial 60-day period following the announced elimination of 106 salaried positions in 2002. In December 2003 we recorded a $0.7 million credit, reflecting final cost determinations for pension and medical benefits. As of December 31, 2003, 100 employees had been terminated, four had assumed other positions within the company as a result of job openings and two individuals have been retained until mid-2004. All costs, except immaterial amounts related to the retained individuals, had been incurred by December 31, 2003.

In 2002, we recorded a $9.0 million pre-tax charge for costs associated with the elimination of 106 salaried production and administrative positions. As of December 31, 2002, 82 employees had been terminated, three had assumed other positions within the company as a result of job openings, and 21 were scheduled for termination in the first half of 2003. We recorded $3.8 million against the accrued liability associated with the charge at December 31, 2002.

In March 2001, we recorded a $4.2 million pre-tax charge associated with a workforce reduction plan at our pulp, paperboard and consumer products operations in Idaho. In September 2001, an additional $0.4 million pre-tax charge was recorded as a result of final cost determinations for pension and medical benefits. The plan permanently reduced the workforce by 124 hourly production and maintenance positions. As of December 31, 2001, all material costs associated with the plan, had been incurred.

In December 2001, we reversed $1.8 million of an $18.5 million pre-tax charge, taken in September 2000, for costs associated with the closure of a plywood mill. Our initial estimate of the cost to close the mill included expected costs for some aspects of maintenance and demolition that were not incurred.

Note 17.    Discontinued Operations

On March 18, 2002, we announced that we had signed a definitive agreement with a domestic subsidiary of Sappi Limited for the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets for $485.5 million in cash, after closing adjustments. The sale was completed in May 2002. As a result of the transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. The charge represented estimated costs associated with the write-down of the carrying value of the assets involved in the sale and closure of the Brainerd facility, as well as other costs associated with exiting the coated paper business. In December 2002, we recorded an additional after-tax charge of $14.6 million to adjust employee severance costs, the carrying value of the remaining Brainerd assets and other exit costs. The charges and 2002 operating losses of $13.9 million, after-tax, are presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

In conjunction with the sale, we closed our Brainerd printing papers mill. The facility was sold on February 28, 2003, for $4.44 million in cash. The loss on discontinued operations for 2003 of $2.5 million, after-tax, includes costs for maintaining the facility before its sale, an additional loss on the sale and recognition of a continuing contractual obligation.

On June 3, 2002, we announced that we would close our Bradley hardwood mill in Warren, Arkansas. We sold the facility in August 2002. An initial after-tax charge of $5.7 million was recorded for estimated asset write-down and closure costs. In December 2002, we reversed $1.6 million of the initial charge, after tax, to reflect actual costs incurred for the closure and sale. The net charge and 2002 operating losses of $1.0 million, after tax, are also presented as discontinued operations in the Statements of Operations, as required by SFAS No. 144.

The assets and liabilities of the Printing Papers segment and the Bradley lumber mill are presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities at December 31 were as follows:

	2003	2002
	(Dollars in thousands)
Assets:
Cash	$—	$—
Receivables, net	—	—
Inventories	—	—
Land, other than timberlands	—	108
Plant and equipment, net	—	4,892
Other assets	—	—

Total assets held for sale	$—	$5,000

Liabilities:
Accounts payable and accrued liabilities	$—	$12

Note 18.    Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2003	2002	2003	2002	2003	2002	2003	2002
	(Dollars in thousands — except per-share amounts)
Net sales	$334,802	$318,675	$368,094	$336,273	$400,259	$326,544	$403,479	$312,054

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	26,859	30,484	25,202	27,244	25,779	29,067	27,019	28,674
Materials, labor and other operating expenses	292,344	273,452	311,915	278,895	308,469	272,100	294,358	275,243
Selling, general and administrative expenses	17,252	21,091	20,239	19,850	20,359	19,930	22,430	18,747
Restructuring charges	227	—	—	—	—	—	(703)	8,963

	336,682	325,027	357,356	325,989	354,607	321,097	343,104	331,627

Earnings (loss) from operations	$(1,880)	$(6,352)	$10,738	$10,284	$45,652	$5,447	$60,375	$(19,573)

Loss from discontinued operations, net of tax	$(674)	$(152,443)	$(173)	$(13,532)	$—	$(2,051)	$(1,647)	$(15,422)

Net earnings (loss)	$(9,565)	$(167,381)	$6,649	$(20,089)	$22,156	$(12,433)	$31,487	$(34,478)

Net earnings (loss) per common share from continuing operations:
Basic	$(.31)	$(.53)	$.24	$(.23)	$.77	$(.36)	$1.15	$(.67)
Diluted	(.31)	(.53)	.24	(.23)	.77	(.36)	1.15	(.67)
Net earnings (loss) per common share:
Basic	(.33)	(5.90)	.23	(.70)	.77	(.43)	1.10	(1.20)
Diluted	(.33)	(5.90)	.23	(.70)	.77	(.43)	1.10	(1.20)

Note 19.    Subsidiary Guarantors

A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of the obligations under our current credit facilities.

Consolidating statements of operations and comprehensive income for the years ended December 31, 2003, 2002, and 2001 are as follows:

	For the year ended December 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,506,634	$1,124	$(1,124)	$1,506,634

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	104,761	98	—	104,859
Materials, labor and other operating expenses	1,208,006	204	(1,124)	1,207,086
Selling, general and administrative expenses	79,867	413	—	80,280
Restructuring charges	(476)	—	—	(476)

	1,392,158	715	(1,124)	1,391,749

Earnings from operations	114,476	409	—	114,885
Interest expense	(48,172)	—	—	(48,172)
Debt retirement costs	(248)	—	—	(248)
Interest income	14,090	—	—	14,090

Earnings before taxes and equity in net income of consolidated subsidiaries	80,146	409	—	80,555
Equity in net income of consolidated subsidiaries	271	—	(271)	—
Provision for taxes	27,196	138	—	27,334

Earnings from continuing operations	53,221	271	(271)	53,221
Discontinued operations:
Loss from discontinued operations	(4,089)	—	—	(4,089)
Income tax benefit	(1,595)	—	—	(1,595)

Net earnings	$50,727	$271	$(271)	$50,727

Other comprehensive loss, net of tax:
Cash flow hedges:
Net derivative gains, net of income tax provision	68	—	—	68
Minimum pension liability adjustment, net of income tax benefit	(374)	—	—	(374)

Comprehensive income	$50,421	$271	$(271)	$50,421

	For the year ended December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,293,546	$1,002	$(1,002)	$1,293,546

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	115,388	81	—	115,469
Materials, labor and other operating expenses	1,100,369	323	(1,002)	1,099,690
Selling, general and administrative expenses	79,223	395	—	79,618
Restructuring charges	8,963	—	—	8,963

	1,303,943	799	(1,002)	1,303,740

Earnings (loss) from operations	(10,397)	203	—	(10,194)
Interest expense	(59,882)	—	—	(59,882)
Debt retirement costs	(15,360)	—	—	(15,360)
Interest income	1,939	—	—	1,939

Earnings (loss) before taxes and equity in net income of consolidated subsidiaries	(83,700)	203	—	(83,497)
Equity in net income of consolidated subsidiaries	124	—	(124)	—
Provision (benefit) for taxes	(32,643)	79	—	(32,564)

Earnings (loss) from continuing operations	(50,933)	124	(124)	(50,933)
Discontinued operations:
Loss from discontinued operations	(300,734)	(82)	82	(300,734)
Income tax benefit	(117,286)	(32)	32	(117,286)

Net earnings (loss)	$(234,381)	$74	$(74)	$(234,381)

Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of income tax benefit	(33,207)	—	—	(33,207)

Comprehensive income (loss)	$(267,588)	$74	$(74)	$(267,588)

	For the year ended December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,278,864	$1,061	$(1,061)	$1,278,864

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	114,948	85	—	115,033
Materials, labor and other operating expenses	1,096,486	261	(1,061)	1,095,686
Selling, general and administrative expenses	82,435	407	—	82,842
Restructuring charges	2,750	—	—	2,750

	1,296,619	753	(1,061)	1,296,311

Earnings (loss) from operations	(17,755)	308	—	(17,447)
Interest expense	(77,853)	—	—	(77,853)
Interest income	2,569	—	—	2,569

Earnings (loss) before taxes and equity in net income of consolidated subsidiaries	(93,039)	308	—	(92,731)
Equity in net income of consolidated subsidiaries	188	—	(188)	—
Provision (benefit) for taxes	(36,285)	120	—	(36,165)

Earnings (loss) from continuing operations	(56,566)	188	(188)	(56,566)
Discontinued operations:
Earnings (loss) from discontinued operations	(37,507)	952	(952)	(37,507)
Income tax provision (benefit)	(14,628)	371	(371)	(14,628)

Net earnings (loss)	$(79,445)	$769	$(769)	$(79,445)

Condensed consolidating balance sheets as of December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,149	$41	$—	$7,190
Short-term investments	40,091	—	—	40,091
Receivables, net	105,088	257	—	105,345
Inventories	159,550	128	—	159,678
Prepaid expenses	18,315	—	—	18,315

Total current assets	330,193	426	—	330,619
Land, other than timberlands	8,338	493	—	8,831
Plant and equipment, at cost less accumulated depreciation	739,741	601	—	740,342
Timber, timberlands and related logging facilities	398,899	—	—	398,899
Other assets	119,932	—	(1,246)	118,686

	$1,597,103	$1,520	$(1,246)	$1,597,377

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$507	$—	$—	$507
Accounts payable and accrued liabilities	169,165	145	—	169,310

Total current liabilities	169,672	145	—	169,817
Intercompany transfers	31,197	(31,197)	—	—
Long-term debt	618,278	—	—	618,278
Other long-term obligations	266,514	—	—	266,514
Deferred taxes	71,917	—	—	71,917
Stockholders’ equity	439,525	32,572	(1,246)	470,851

	$1,597,103	$1,520	$(1,246)	$1,597,377

	December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$8,811	$162	$—	$8,973
Restricted cash	15,069	—	—	15,069
Short-term investments	2,000	—	—	2,000
Receivables, net	119,803	161	—	119,964
Inventories	159,637	161	—	159,798
Prepaid expenses	39,006	(1)	—	39,005
Assets held for sale	5,000	—	—	5,000

Total current assets	349,326	483	—	349,809
Land, other than timberlands	8,354	396	—	8,750
Plant and equipment, at cost less accumulated depreciation	757,372	796	—	758,168
Timber, timberlands and related logging facilities	396,426	—	—	396,426
Other assets	112,910	—	(1,246)	111,664

	$1,624,388	$1,675	$(1,246)	$1,624,817

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$40,000	$—	$—	$40,000
Current installments on long-term debt	15,607	—	—	15,607
Accounts payable and accrued liabilities	191,368	129	—	191,497
Liabilities related to assets held for sale	12	—	—	12

Total current liabilities	246,987	129	—	247,116
Intercompany transfers	30,779	(30,779)	—	—
Long-term debt	622,645	—	—	622,645
Other long-term obligations	267,611	—	—	267,611
Deferred taxes	56,654	—	—	56,654
Stockholders’ equity	399,712	32,325	(1,246)	430,791

	$1,624,388	$1,675	$(1,246)	$1,624,817

Condensed consolidating statements of cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

	For the year ended December 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings	$50,456	$271	$—	$50,727
Adjustments to reconcile net earnings to net operating cash flows:
Loss from discontinued operations	820	—	—	820
Loss on disposal of discontinued operations	60	—	—	60
Depreciation, amortization and cost of fee timber harvested	104,761	98	—	104,859
Debt retirement costs	248	—	—	248
Deferred taxes	15,503	—	—	15,503
Working capital changes	9,180	(48)	—	9,132

Net cash provided by operations	181,028	321	—	181,349

Cash Flows From Investing
Decrease in restricted cash	15,069	—	—	15,069
Increase in short-term investments	(38,091)	—	—	(38,091)
Funding of qualified pension plans	(19,461)	—	—	(19,461)
Investments and advances from subsidiaries	442	(442)	—	—
Additions to plant and properties	(79,686)	—	—	(79,686)
Other, net	(9,218)	—	—	(9,218)

Net cash used for investing	(130,945)	(442)	—	(131,387)

Cash Flows From Financing
Change in book overdrafts	4,610	—	—	4,610
Decrease in notes payable	(40,000)	—	—	(40,000)
Retirement of long-term debt	(19,467)	—	—	(19,467)
Premiums and fees on debt retirement	(248)	—	—	(248)
Issuance of treasury stock	6,856	—	—	6,856
Dividends	(17,217)	—	—	(17,217)
Other, net	10,113	—	—	10,113

Net cash used for financing	(55,353)	—	—	(55,353)

Cash from continuing operations	(5,270)	(121)	—	(5,391)
Cash from discontinued operations	3,608	—	—	3,608

Decrease in cash	(1,662)	(121)	—	(1,783)
Balance at beginning of year	8,811	162	—	8,973

Balance at end of year	$7,149	$41	$—	$7,190

	For the year ended December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(234,455)	$74	$—	$(234,381)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	14,905	50	—	14,955
Loss on disposal of discontinued operations	229,023	—	—	229,023
Depreciation, amortization and cost of fee timber harvested	115,388	81	—	115,469
Debt retirement costs	15,360	—	—	15,360
Deferred taxes	(132,725)	—	—	(132,725)
Working capital changes	(49,613)	(2)	—	(49,615)

Net cash provided by (used for) operations	(42,117)	203	—	(41,914)

Cash Flows From Investing
Decrease in restricted cash	83,131	—	—	83,131
Decrease in short-term investments	28,500	—	—	28,500
Investments and advances from subsidiaries	394	(394)	—	—
Additions to plant and properties	(51,614)	—	—	(51,614)
Other, net	(13,530)	—	—	(13,530)

Net cash provided by (used for) investing	46,881	(394)	—	46,487

Cash Flows From Financing
Change in book overdrafts	(9,952)	—	—	(9,952)
Increase in notes payable	40,000	—	—	40,000
Retirement of long-term debt	(511,873)	—	—	(511,873)
Premiums and fees on debt retirement	(10,584)	—	—	(10,584)
Issuance of treasury stock	8,146	—	—	8,146
Dividends	(17,071)	—	—	(17,071)
Other, net	9,349	—	—	9,349

Net cash used for financing	(491,985)	—	—	(491,985)

Cash from continuing operations	(487,221)	(191)	—	(487,412)
Cash from discontinued operations	488,641	269	—	488,910

Increase in cash	1,420	78	—	1,498
Balance at beginning of year	7,391	84	—	7,475

Balance at end of year	$8,811	$162	$—	$8,973

	For the year ended December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(80,214)	$769	$—	$(79,445)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss (earnings) from discontinued operations	23,460	(581)	—	22,879
Depreciation, amortization and cost of fee timber harvested	114,948	85	—	115,033
Deferred taxes	(83,351)	—	—	(83,351)
Working capital changes	54,227	17	—	54,244

Net cash provided by operations	29,070	290	—	29,360

Cash Flows From Investing
Increase in restricted cash	(98,200)	—	—	(98,200)
Increase in short-term investments	(30,500)	—	—	(30,500)
Funding of qualified pension plans	(1,465)	—	—	(1,465)
Investments and advances from subsidiaries	1,052	(1,052)	—	—
Additions to plant and properties	(42,679)	—	—	(42,679)
Other, net	(4,541)	(8)	—	(4,549)

Net cash used for investing	(176,333)	(1,060)	—	(177,393)

Cash Flows From Financing
Change in book overdrafts	(2,366)	—	—	(2,366)
Decrease in notes payable	(188,943)	—	—	(188,943)
Proceeds from long-term debt	450,000	—	—	450,000
Retirement of long-term debt	(101,749)	—	—	(101,749)
Long-term debt issuance fees	(15,553)	—	—	(15,553)
Issuance of treasury stock	6,620	—	—	6,620
Purchase of treasury stock	(10,453)	—	—	(10,453)
Dividends	(33,108)	—	—	(33,108)
Other, net	(2,477)	—	—	(2,477)

Net cash provided by financing	101,971	—	—	101,971

Cash from continuing operations	(45,292)	(770)	—	(46,062)
Cash from discontinued operations	42,157	723	—	42,880

Decrease in cash	(3,135)	(47)	—	(3,182)
Balance at beginning of year	10,526	131	—	10,657

Balance at end of year	$7,391	$84	$—	$7,475

INDEPENDENT AUDITORS’ REPORT

The Board of Directors:

We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2003 and 2002 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 70. These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Portland, Oregon

January 23, 2004

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

Description	Balance at beginning of year	Amounts charged (credited) to costs and expenses	Deductions[1]	Balance at end of year
Reserve deducted from related assets:
Doubtful accounts —
Accounts receivable
Year ended December 31, 2003	$1,624	$376	$(715)	$1,285

Year ended December 31, 2002	$1,589	$881	$(846)	$1,624

Year ended December 31, 2001	$612	$3,832	$(2,855)	$1,589

[1]	Accounts written off, net of recoveries.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

(2)*	Asset Purchase Agreement, dated as of March 18, 2002, between Potlatch Corporation, Sappi Limited and Northern Holdings LLC, now known as Sappi Cloquet LLC, filed as Exhibit (2) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(3)(a)*	Restated Certificate of Incorporation, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (“2002 Form 10-K”).

(3)(c)*	By-laws, as amended through January 24, 2002, filed as Exhibit (3)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (“2001 Form 10-K”).

(4)	See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (“2000 Form 10-K”).

(4)(a)(i)*	Officers’ Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form 10-K.

(4)(a)(ii)*	Officers’ Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the 2001 Form 10-K.

(4)(b)*	Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective March 7, 2003, filed as Exhibit(10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of December 1, 1999, filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, filed as Exhibit (10)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (“1999 Form 10-K”).

(10)(c)(i)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(i) to the 2001 Form 10-K.

(10)(c)(ii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K.

(10)(d)[1]	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan (As Amended and Restated Effective January 1, 1989).

(10)(d)(i)[1]	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d).

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 18, 2000, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit

(10)(h)[1]*	Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002, filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(i)[1]*	Compensation of Directors, dated December 5, 2002, filed as Exhibit (10)(i) to the 2002 Form 10-K.

(10)(j)[2]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K.

(10)(j)(i) [2]	Amendment No. 2 to Schedule A to Exhibit (10)(j).

(10)(k)[2]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K.

(10)(k)(i)[2]*	Amendment No. 4 to Schedule A to Exhibit (10)(k), filed as Exhibit (10)(k)(i) to the 2002 Form 10-K.

(10)(l)[1]*	Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated December 2, 1999, filed as Exhibit (10)(l) to the 1999 Form 10-K.

(10)(l)(ii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as Exhibit (10)(l)(ii) to the 2000 Form 10-K.

(10)(l)(iii)[1]	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998.

(10)(m)(i)[1]	Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements.

(10)(m)(ii)[1]	Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan adopted December 7, 1995, as amended and restated December 2, 1999, filed as Exhibit (10)(n) to the 1999 Form 10-K.

(10)(n)(i)[1]*	Form of Stock Option Agreement used for employees for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995 filed as Exhibit (10)(n)(i) to the 2000 Form 10-K.

(10)(n)(ii)[1]*	Form of Addendum used in connection with the Stock Option Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the 2001 Form 10-K.

(10)(n)(iii)[1]*	Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 2001 Form 10-K.

(10)(n)(iv)[1]	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998.

(10)(n)(v)[1]	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998.

Exhibit

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999, 2000, 2001 and 2002, filed as Exhibit (10)(n)(vi) to the 1999 Form 10-K.

(10)(n)(vii)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999 and 2000, filed as Exhibit (10)(n)(vii) to the 1999 Form 10-K.

(10)(o)*	Credit Agreement, dated as of June 29, 2001, filed as Exhibit (10)(p) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)(o)(i)*	First Amendment to Exhibit (10)(o), dated as of August 27, 2001, filed as Exhibit (10)(o)(i) to the 2001 Form 10-K.

(10)(o)(ii)*	Second Amendment to Exhibit (10)(o), dated as of December 19, 2001, filed as Exhibit (10)(o)(ii) to the 2001 Form 10-K.

(10)(o)(iii)*	Third Amendment to Exhibit (10)(o), dated as of January 24, 2002, filed as Exhibit (10)(o)(iii) to the 2001 Form 10-K.

(10)(o)(iv)*	Consent Letter, dated March 19, 2002, whereby lenders consent to the sale of Printing Papers segment assets to a domestic subsidiary of Sappi Limited, filed as Exhibit (10)(o)(iv) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10)(o)(v)*	Consent and Modification, dated June 12, 2002, amending the definition of Consolidated Net Worth, filed as Exhibit (10)(o)(v) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)(o)(vi)*	Fourth Amendment to Credit Agreement and Waiver, dated as of July 16, 2002, filed as Exhibit (10)(o)(vi) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)(o)(vii)*	Fifth Amendment to Credit Agreement and Waiver, dated as of September 9, 2002, filed as Exhibit (10)(o)(vii) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(viii)*	Consent and Modification dated September 11, 2002, filed as Exhibit (10)(o)(vii) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(ix)*	Consent and Modification dated September 27, 2002, filed as Exhibit (10)(o)(ix) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(x)*	Consent dated October 23, 2002, filed as Exhibit (10)(o)(x) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(xi)*	Sixth Amendment to Exhibit (10)(o), dated as of December 18, 2002, filed as Exhibit (10)(o)(xi) to the 2002 Form 10-K

(10)(o)(xii)*	Seventh Amendment to Exhibit (10)(o), dated as of January 23, 2003, filed as Exhibit (10)(o)(xii) to the 2002 Form 10-K.

(10)(o)(xiii)	Consent and Modification dated September 10, 2003.

(10)(p)*	Severance arrangement with Phillip M. Baker, filed as Exhibit (10)(p) to the 2001 Form 10-K.

(10)(q)[1]	Form of Performance Share Agreement for the Potlatch Corporation 2000 Stock Incentive Plan, together with the Addendum thereto as used for performance share awards granted in December, 2003.

Exhibit

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Certified Public Accountants.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management compensatory plan or arrangement.
[2]	Management contract.