Form 10-Q
period 2004-03-31
POTLATCH CORP
filed 2004-05-10
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004

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

The number of shares of common stock outstanding as of March 31, 2004: 29,463,783 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Three Months Ended March 31
	2004	2003
Net sales	$420,422	$334,802

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	27,083	26,859
Materials, labor and other operating expenses	322,105	292,344
Selling, general and administrative expenses	22,455	17,252
Restructuring charge	1,280	227

	372,923	336,682

Earnings (loss) from operations	47,499	(1,880)

Interest expense	(11,860)	(12,762)
Interest income	128	67

Earnings (loss) before taxes	35,767	(14,575)
Provision (benefit) for taxes (Note 3)	13,949	(5,684)

Earnings (loss) from continuing operations	21,818	(8,891)
Discontinued operations (Note 4):
Loss from discontinued operations (including loss on disposal of $- and $45)	—	(1,106)
Income tax benefit	—	(432)

Net earnings (loss)	21,818	(9,565)

Other comprehensive loss, net of tax:
Cash flow hedges (Note 5):
Net derivative losses, net of income tax benefit of $44 and $-	(68)	—

Comprehensive income (loss)	$21,750	$(9,565)

Net earnings (loss) per common share from continuing operations (Note 6):
Basic	$.75	$(.31)
Diluted	.74	(.31)
Net earnings (loss) per common share:
Basic	.75	(.33)
Diluted	.74	(.33)
Dividends per common share (annual rate)	.60	.60
Average shares outstanding (in thousands):
Basic	29,245	28,617
Diluted	29,365	28,617

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

2004 amounts unaudited (Dollars in thousands -

except per-share amounts)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$7,602	$7,190
Short-term investments	79,883	40,091
Receivables, net	125,155	105,345
Inventories (Note 8)	166,002	159,678
Prepaid expenses	17,004	18,315

Total current assets	395,646	330,619
Land, other than timberlands	8,831	8,831
Plant and equipment, at cost less accumulated depreciation	730,655	740,342
Timber, timberlands and related logging facilities	398,086	398,899
Other assets	117,709	118,686

	$1,650,927	$1,597,377

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$507	$507
Accounts payable and accrued liabilities	167,684	169,310

Total current liabilities	168,191	169,817
Long-term debt	618,288	618,278
Other long-term obligations	270,511	266,514
Deferred taxes	85,672	71,917
Stockholders’ equity	508,265	470,851

	$1,650,927	$1,597,377

Stockholders’ equity per common share	$17.25	$16.33
Working capital	$227,455	$160,802
Current ratio	2.4:1	1.9:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Cash Flows From Continuing Operations
Net earnings (loss)	$21,818	$(9,565)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	—	647
Loss on disposal of discontinued operations	—	60
Depreciation, amortization and cost of fee timber harvested	27,083	26,859
Deferred taxes	13,755	(6,116)
Working capital changes	(17,343)	(11,059)
Other, net	217	—

Net cash provided by operating activities of continuing operations	45,530	826

Cash Flows From Investing
Increase in restricted cash	—	(45)
Decrease (increase) in short-term investments	(39,792)	400
Additions to plant and properties	(12,783)	(13,531)
Other, net	(2,980)	(3,356)

Net cash used for investing activities of continuing operations	(55,555)	(16,532)

Cash Flows From Financing
Change in book overdrafts	(9,106)	3,944
Increase in notes payable	—	20,000
Issuance of treasury stock	19,798	1,440
Dividends	(4,352)	(4,291)
Other, net	4,097	(5,976)

Net cash provided by financing activities of continuing operations	10,437	15,117

Cash from continuing operations	412	(589)
Cash from discontinued operations	—	3,781

Increase in cash	412	3,192
Cash at beginning of period	7,190	8,973

Cash at end of period	$7,602	$12,165

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2004 and 2003 were $11.0 million and $10.9 million, respectively. Net income tax payments were $0.1 million for each of the three months ended March 31, 2004 and 2003.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1. GENERAL - The accompanying condensed balance sheets at March 31, 2004, and December 31, 2003, the statements of operations and comprehensive income for the three months ended March 31, 2004 and 2003, and the condensed statements of cash flows for the three months ended March 31, 2004 and 2003, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS - In December 2003, the Financial Accounting Standards Board (FASB) issued a revision of Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement was effective for financial statements with fiscal years ending after December 15, 2003. It requires annual disclosures in addition to those required by the original Statement No. 132 regarding assets, obligations, cash flows and the net periodic benefit cost of defined pension plans and other postretirement benefit plans. The revised statement also adds new disclosure requirements for interim financial reports. The required disclosures are contained in Note 9, “Pension and Other Postretirement Benefit Plans,” on page 7 of this Form 10-Q.

NOTE 3. INCOME TAXES - The income tax provision and benefit presented in the statements of operations have been computed by applying an estimated annual effective tax rate. This rate was 39% for the quarters ended March 31, 2004 and 2003.

NOTE 4. DISCONTINUED OPERATIONS - Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income represent costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003.

NOTE 5. CASH FLOW HEDGES - During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our natural gas purchases during November 2003 through March 2004. The financial instruments were in the form of collars, with a ceiling of $6.35 per mmBtu and floors ranging from $4.44 to $5.30 per mmBtu, indexed to the NYMEX, Rocky Mountain and Canadian Border indices. The collars applied to 13,200 mmBtu of natural gas purchased per day for the five month period beginning November 1, which represented approximately 60% of our expected daily usage during the period. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive loss, net of tax” to the extent the hedges are deemed effective, until the hedged item is recognized in the statement of operations. As of March 31, 2004, the derivative financial instruments entered into in the third quarter 2003 had expired and we had not entered into any additional instruments to hedge our expected future natural gas purchases.

NOTE 6. NET EARNINGS (LOSS) PER COMMON SHARE – Net earnings (loss) per common share are computed by dividing the net earnings (loss) and earnings (loss) from continuing operations by the weighted average number of common shares outstanding in accordance with FASB Statement No. 128, “Earnings Per Share.”

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Three Months Ended March 31
	2004	2003
Basic average common shares outstanding	29,244,642	28,617,257
Incremental shares due to common stock options	120,726	—

Diluted average common shares outstanding	29,365,368	28,617,257

Stock options to purchase 1,060,175 and 2,715,962 shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

NOTE 7. STOCK-BASED COMPENSATION – We currently have three stock incentive plans under which options or performance share awards are outstanding. We apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. No compensation cost is recognized for options granted under the plans when the exercise price is equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense is recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measures will be met. Compensation expense related to performance shares was $0.2 million, before taxes, for the quarter ended March 31, 2004.

Had compensation costs been determined based on the fair value at the grant dates for option and performance share awards under those plans as prescribed by FASB Statement No. 123, our net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended March 31
(Dollars in thousands - except per-share amounts)	2004	2003
Net earnings (loss), as reported	$21,818	$(9,565)

Add: stock based compensation expense recorded under APB No. 25, net of tax	133	—

Deduct: stock based compensation determined under Statement No. 123, net of tax	(423)	(502)

Pro forma net earnings (loss)	$21,528	$(10,067)

Basic net earnings (loss) per share, as reported	$.75	$(.33)
Diluted net earnings (loss) per share, as reported	.74	(.33)
Pro forma basic net earnings (loss) per share	.74	(.35)
Pro forma diluted net earnings (loss) per share	.73	(.35)

NOTE 8. INVENTORIES - Inventories at the balance sheet dates consist of:

	March 31, 2004	December 31, 2003
Raw materials	$75,375	$74,999
Finished goods	90,627	84,679

	$166,002	$159,678

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS - The table below details the components of net periodic costs (benefit):

Three months ended March 31:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$2,663	$2,153	$777	$452
Interest cost	8,499	8,100	4,654	3,071
Expected return on plan assets	(14,563)	(13,776)	—	(76)
Amortization of prior service cost	454	417	(407)	(292)
Recognized actuarial loss (gain)	55	(41)	2,237	1,069
Recognized net initial asset	—	(10)	—	—

Net periodic cost (benefit)	$(2,892)	$(3,157)	$7,261	$4,224

In the footnotes to our financial statements for the year ended December 31, 2003, we estimated contributions to our defined benefit pension plans in 2004 would total approximately $1.2 million. As of March 31, 2004, $0.3 million of contributions had been made. No change to the original estimate is anticipated.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. The net periodic benefit costs presented above do not reflect the effects of the Act on our postretirement benefit plans.

NOTE 10. DEBT - In August 2003 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designated as a fair value hedge and called for the company to pay a variable interest amount, determined semi-annually in arrears and equal to the London Interbank Offered Rate (LIBOR) plus 4.80%, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. The terms of the swap allowed us to assume no ineffectiveness in the hedge. In March 2004, we terminated the swap and received a cash settlement of $6.0 million. A previous swap, with essentially the same terms, was terminated in June 2003. We received cash settlements totaling $20.0 million under the previous swap, representing the value of the swap at the time of termination as well as for a repricing of the swap in August 2002. The consideration received at termination for both swaps is being accreted to earnings until the 10% senior subordinated debentures are retired.

NOTE 11. SEGMENT INFORMATION –

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Segment Sales
Resource	$61,790	$44,971

Wood products
Oriented strand board	103,893	52,233
Lumber	77,659	63,651
Plywood	15,518	9,309
Particleboard	4,845	3,295
Other	7,139	8,587

	209,054	137,075

Pulp and paperboard
Paperboard	108,529	104,921
Pulp	12,381	13,140

	120,910	118,061

Consumer products	73,968	78,064

	465,722	378,171
Elimination of intersegment sales	(45,300)	(43,369)

Total consolidated net sales	$420,422	$334,802

Intersegment sales or transfers
Resource	$33,536	$31,847
Wood products	3,010	3,009
Pulp and paperboard	8,733	8,492
Consumer products	21	21

Total	$45,300	$43,369

Operating Income (Loss)
Resource	$12,053	$11,121
Wood products	57,799	(3,611)
Pulp and paperboard	(7,761)	(9,333)
Consumer products	(3,817)	6,802
Eliminations	435	70

	58,709	5,049
Corporate	(22,942)	(19,624)

Consolidated earnings (loss) from continuing operations before taxes	$35,767	$(14,575)

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

NOTE 12. SUBSIDIARY GUARANTORS – A portion of our outstanding debt is unconditionally guaranteed, on a joint and several basis, by four of our subsidiaries, which are also guarantors, on an unconditional, joint and several basis, of any obligations under our current bank credit facilities.

Consolidating statements of operations and comprehensive income for the three months ended March 31, 2004 and 2003 are as follows (unaudited):

	For the three months ended March 31, 2004
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$420,422	$333	$(333)	$420,422

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	27,061	22	—	27,083
Materials, labor and other operating expenses	322,391	47	(333)	322,105
Selling, general and administrative expenses	22,348	107	—	22,455
Restructuring charge	1,280	—	—	1,280

	373,080	176	(333)	372,923

Earnings from operations	47,342	157	—	47,499
Interest expense	(11,860)	—	—	(11,860)
Interest income	128	—	—	128

Earnings before taxes and equity in net income of consolidated subsidiaries	35,610	157	—	35,767
Equity in net income of consolidated subsidiaries	96	—	(96)	—
Provision for taxes	13,888	61	—	13,949

Net earnings	21,818	96	(96)	21,818

Other comprehensive loss, net of tax:
Cash flow hedges:
Net derivative losses, net of income tax benefit	(68)	—	—	(68)

Comprehensive income	$21,750	$96	$(96)	$21,750

	For the three months ended March 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$334,802	$212	$(212)	$334,802

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	26,830	29	—	26,859
Materials, labor and other operating expenses	292,442	114	(212)	292,344
Selling, general and administrative expenses	17,140	112	—	17,252
Restructuring charge	227	—	—	227

	336,639	255	(212)	336,682

Loss from operations	(1,837)	(43)	—	(1,880)
Interest expense	(12,762)	—	—	(12,762)
Interest income	67	—	—	67

Loss before taxes and equity in net loss of consolidated subsidiaries	(14,532)	(43)	—	(14,575)
Equity in net loss of consolidated subsidiaries	(26)	—	26	—
Provision (benefit) for taxes	(5,667)	(17)	—	(5,684)

Loss from continuing operations	(8,891)	(26)	26	(8,891)
Discontinued operations:
Loss from discontinued operations	(1,106)	—	—	(1,106)
Income tax benefit	(432)	—	—	(432)

Net loss	$(9,565)	$(26)	$26	$(9,565)

Certain amounts have been reclassified to conform to the 2004 presentation.

Condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003 are as follows (2004 amounts unaudited):

	March 31, 2004
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,555	$47	$—	$7,602
Short-term investments	79,883	—	—	79,883
Receivables, net	124,939	216	—	125,155
Inventories	165,874	128	—	166,002
Prepaid expenses	17,004	—	—	17,004

Total current assets	395,255	391	—	395,646
Land, other than timberlands	8,338	493	—	8,831
Plant and equipment, at cost less accumulated depreciation	730,076	579	—	730,655
Timber, timberlands and related logging facilities	398,086	—	—	398,086
Other assets	118,955	—	(1,246)	117,709

	$1,650,710	$1,463	$(1,246)	$1,650,927

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$507	$—	$—	$507
Accounts payable and accrued liabilities	167,493	191	—	167,684

Total current liabilities	168,000	191	—	168,191
Intercompany transfers	31,316	(31,316)	—	—
Long-term debt	618,288	—	—	618,288
Other long-term obligations	270,511	—	—	270,511
Deferred taxes	85,672	—	—	85,672
Stockholders’ equity	476,923	32,588	(1,246)	508,265

	$1,650,710	$1,463	$(1,246)	$1,650,927

	December 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,149	$41	$—	$7,190
Short-term investments	40,091	—	—	40,091
Receivables, net	105,088	257	—	105,345
Inventories	159,550	128	—	159,678
Prepaid expenses	18,315	—	—	18,315

Total current assets	330,193	426	—	330,619
Land, other than timberlands	8,338	493	—	8,831
Plant and equipment, at cost less accumulated depreciation	739,741	601	—	740,342
Timber, timberlands and related logging facilities	398,899	—	—	398,899
Other assets	119,932	—	(1,246)	118,686

	$1,597,103	$1,520	$(1,246)	$1,597,377

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$507	$—	$—	$507
Accounts payable and accrued liabilities	169,165	145	—	169,310

Total current liabilities	169,672	145	—	169,817
Intercompany transfers	31,197	(31,197)	—	—
Long-term debt	618,278	—	—	618,278
Other long-term obligations	266,514	—	—	266,514
Deferred taxes	71,917	—	—	71,917
Stockholders’ equity	439,525	32,572	(1,246)	470,851

	$1,597,103	$1,520	$(1,246)	$1,597,377

Condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003 are as follows (unaudited):

	For the three months ended March 31, 2004
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings	$21,722	$96	$—	$21,918
Adjustments to reconcile net earnings to net operating cash flows:
Depreciation, amortization and cost of fee timber harvested	27,061	22	—	27,083
Deferred taxes	13,755	—	—	13,755
Working capital changes	(17,430)	87	—	(17,343)
Other, net	217	—	—	217

Net cash provided by operating activities of continuing operations	45,325	205	—	45,530

Cash Flows From Investing
Increase in short-term investments	(39,792)	—	—	(39,792)
Investments and advances from subsidiaries	199	(199)	—	—
Additions to plant and properties	(12,783)	—	—	(12,783)
Other, net	(2,980)	—	—	(2,980)

Net cash used for investing activities of continuing operations	(55,356)	(199)	—	(55,555)

Cash Flows From Financing
Change in book overdrafts	(9,106)	—	—	(9,106)
Issuance of treasury stock	19,798	—	—	19,798
Dividends	(4,352)	—	—	(4,352)
Other, net	4,097	—	—	4,097

Net cash provided by financing activities of continuing operations	10,437	—	—	10,437

Increase in cash	406	6	—	412
Cash at beginning of period	7,149	41	—	7,190

Cash at end of period	$7,555	$47	$—	$7,602

	For the three months ended March 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net loss	$(9,539)	$(26)	$—	$(9,565)
Adjustments to reconcile net loss to net operating cash flows:
Loss from discontinued operations	647	—	—	647
Loss on disposal of discontinued operations	60	—	—	60
Depreciation, amortization and cost of fee timber harvested	26,830	29	—	26,859
Deferred taxes	(6,116)	—	—	(6,116)
Working capital changes	(10,945)	(114)	—	(11,059)

Net cash provided by (used for) operating activities of continuing operations	937	(111)	—	826

Cash Flows From Investing
Increase in restricted cash	(45)	—	—	(45)
Decrease in short-term investments	400	—	—	400
Investments and advances from subsidiaries	54	(54)	—	—
Additions to plant and properties	(13,531)	—	—	(13,531)
Other, net	(3,356)	—	—	(3,356)

Net cash used for investing activities of continuing operations	(16,478)	(54)	—	(16,532)

Cash Flows From Financing
Change in book overdrafts	3,944	—	—	3,944
Increase in notes payable	20,000	—	—	20,000
Issuance of treasury stock	1,440	—	—	1,440
Dividends	(4,291)	—	—	(4,291)
Other, net	(5,976)	—	—	(5,976)

Net cash provided by financing activities of continuing operations	15,117	—	—	15,117

Cash from continuing operations	(424)	(165)	—	(589)
Cash from discontinued operations	3,781	—	—	3,781

Increase (decrease) in cash	3,357	(165)	—	3,192
Cash at beginning of period	8,811	162	—	8,973

Cash at end of period	$12,168	$(3)	$—	$12,165

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

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 15 manufacturing facilities, located primarily in Arkansas, Idaho, Minnesota and Nevada. Our business is organized into four segments:

•	The Resource segment manages our timberlands, which supply a portion of the logs, wood chips, pulpwood and other fiber to our manufacturing segments, as well as to third parties. Intersegment sales are based on prevailing market prices for wood fiber. In the first quarter of 2004, Resource segment net sales were $61.8 million, representing approximately 13% of our net sales, before elimination of intersegment sales. Intersegment sales were $33.5 million for the quarter.

•	The Wood Products segment manufactures oriented strand board (OSB), lumber, plywood, and particleboard at ten mills located in Arkansas, Idaho and Minnesota. These products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales were $209.1 million in the first quarter of 2004, representing approximately 45% of our net sales, before elimination of intersegment sales. Intersegment sales were $3.0 million for the quarter.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp mills and two paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $120.9 million in the first quarter of 2004, representing approximately 26% of our net sales, before elimination of intersegment sales. Intersegment sales were $8.7 million for the quarter.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis by major grocery store chains. The segment operates two tissue mills and three tissue converting facilities located in Idaho, Michigan and Nevada. Consumer Products segment net sales were $74.0 million in the first quarter of 2004, representing approximately 16% of our net sales before elimination of intersegment sales. The segment did not have significant intersegment sales during the quarter.

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income represent costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003.

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

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition from timberland owners and wood products manufacturers in North America and to a lesser extent in South America, Europe, Australia and New Zealand. Our pulp-based products, other than tissue products, are globally-traded commodity products. Because our competitors in these segments are located throughout the world, variations in exchange rates between the U.S. dollar and other currencies can significantly affect our competitive position compared to our international competitors. As it is generally not profitable to sell tissue products overseas due to high transportation costs, currency exchange rates do not have a major effect on our ability to compete in our tissue business.

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

In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors are currently lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. For the periods presented in this Form 10-Q, we did not suspend or cease production at any of our facilities due to a situation where prices were not sufficient to cover variable costs.

Energy has become one of our most volatile operating expenses over the past several years. Substantial price increases in 2000 and 2001 contributed to the net losses we incurred during those periods. Energy prices returned to more normal historical levels in 2002, but fluctuated by region during 2003 and have generally trended higher during the first quarter of 2004. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore such increased costs could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for electricity. Our energy costs in future periods will depend principally on our ability to continue to produce internally a substantial portion of our electricity needs and on changes in market prices for natural gas. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas.

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

Critical Accounting Policies

Our principal accounting policies are discussed on pages 40-43 of our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets. We account for impairment of long-lived assets in accordance with FASB Statement No. 144. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment requires management to estimate future cash flows, which can differ materially from actual future results based upon many factors, including but not limited to changes in economic conditions, environmental requirements, and capital spending. If a determination is made, based upon estimated future cash flows, that the carrying amount of the asset is not recoverable, an impairment charge would be recognized for the excess of the asset’s carrying value over its fair value.

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

Restructuring charges and discontinued operations. In 2001 and 2002 we recorded charges for the reduction of the hourly workforce at a manufacturing site and a reduction of our salaried workforce, respectively. In May 2002 we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was subsequently sold in 2003. In July 2002, we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. In January 2004, we recorded a charge for a workforce reduction in our Consumer Products segment. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the event. These estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences.

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

Note 12 to our 2003 Form 10-K consolidated financial statements includes information for the three years ended December 31, 2003, on the components of pension and OPEB expense, the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2003 and 2002. Note 9, “Pension and Other Postretirement Benefit Plans,” on page 7 of this Form 10-Q, includes information on the components of pension and OPEB expense for the three months ended March 31, 2004 and 2003.

The discount rate used in the determination of pension benefit obligations and pension expense is based on high-quality fixed income investment interest rates. At December 31, 2003, we calculated obligations using a 6.25% discount rate. The discount rates used at December 31, 2002 and 2001 were 6.75% and 7.25%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rate of return on pension plan assets used for 2003-2001 was 9.5%.

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

We estimate contributions to our pension plans will total approximately $1.2 million in 2004.

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

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.8 million. A 1% change in the assumption for health care cost trend rates would have affected 2003 plan expense by approximately $2.2-$2.6 million and the total postretirement obligation by approximately $27.0-$31.7 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the statements of operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in stockholders’ equity as accumulated other comprehensive income. See Note 12 to our 2003 Form 10-K financial statements for related balance sheet effects at December 31, 2003 and 2002.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision of Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement was effective for financial statements with fiscal years ending after December 15, 2003. It requires disclosures in addition to those contained in the original Statement No. 132 about assets, obligations, cash flows and the net periodic benefit cost of defined pension plans and other postretirement benefit plans. The information contained in Note 12 to our 2003 Form 10-K financial statements incorporates the additional annual disclosure requirements. The revised statement also added new disclosure requirements for interim financial reports. The information contained in Note 9, “Pension and Other Postretirement Benefit Plans,” on page 7 of this Form 10-Q, incorporates the additional interim disclosure items required by the revised Statement No. 132.

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

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income for the three months ended March 31, 2003, represent costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003. The discussion below addresses our continuing businesses. In addition, revenues and expenses associated with land sales have been reclassified for the first quarter of 2003 in our Statements of Operations and Comprehensive Income. Revenues and expenses from land sales are attributable to the Resource segment. Revenues are included in net sales and the associated expense is included in materials, labor and other operating expenses. The change in presentation reflects the Resource segment’s ongoing commitment to actively manage timberland assets, which includes land sales for higher and better use, in the normal course of business. Certain other 2003 amounts discussed below have been conformed to 2004 classifications.

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

Net Sales - Net sales increased 26%, to $420.4 million for the three months ended March 31, 2004, from $334.8 million for the same period in 2003. Resource net sales increased $15.1 million due to increased land sales and log sales to third parties. Wood Products net sales increased $72.0 million as a result of increased shipments and higher selling prices for lumber and panel products, especially oriented strand board. Pulp and Paperboard segment net sales were $2.6 million higher due to increased paperboard shipments. The results for these segments more than offset a decline in Consumer Products segment net sales of $4.1 million. The decline was the result of a slight decrease in shipments and lower sales prices.

Depreciation, amortization and cost of fee timber harvested - For the three months ended March 31, 2004, depreciation, amortization and cost of fee timber harvested totaled $27.1 million, slightly higher compared to the prior year amount of $26.9 million.

Materials, labor and other operating expenses - Materials, labor and other operating expenses increased to $322.1 million for the three months ended March 31, 2004, from $292.3 million for the three months ended March 31, 2003. The higher costs were due primarily to an increased volume of log sales and increased shipments of panel products, lumber, and paperboard.

Selling, general and administrative expenses - Selling, general and administrative expenses were $22.5 million for the first three months of 2004, compared to $17.3 million incurred for the same period of 2003, due principally to an increase in corporate administration expense and higher selling expenses for the Consumer Products segment.

Restructuring charge - A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. During the first quarter of 2003 we recorded a pre-tax charge of $.2 million for costs related to terminated employees whose services had been retained beyond the initial 60-day period following announced job eliminations in 2002.

Interest expense, net of capitalized interest - Interest expense totaled $11.9 million for the first quarter of 2004, compared to $12.8 million in the prior year period. Higher interest expense in the first quarter of 2003 was due to borrowings outstanding under our bank credit facility during the quarter and interest on $15.0 million of medium-term notes, which matured in April 2003.

Interest income - For the three months ended March 31, 2004, interest income was $0.1 million, equal to interest income for the same period in 2003.

Provision (benefit) for taxes on income - For the three months ended March 31, 2004, we recorded an income tax provision on income from continuing operations of $13.9 million, reflecting our net earnings before taxes, based on an estimated effective tax rate of 39%. During the first three months of 2003, an estimated tax rate of 39% was used to derive an income tax benefit of $5.7 million, calculated on our net loss from continuing operations, before taxes, of $14.6 million.

Earnings (loss) from continuing operations - We recorded earnings from continuing operations of $21.8 million for the three months ended March 31, 2004, compared to a loss from continuing operations of $8.9 million for the same period in 2003. Improved earnings in the Wood Products segment more than offset a decline in Consumer Products segment results.

Other comprehensive loss, net of tax - For the three months ended March 31, 2004, we recorded a net derivative loss due to cash flow hedges of $0.1 million, after tax. There were no derivative transactions in the first quarter of 2003.

Discussion of business segments - The Resource segment reported operating income of $12.1 million for the first three months of 2004, up slightly from $11.1 million earned in the same period of 2003. Higher income on land sales was largely responsible for the improved results. Segment net sales were $61.8 million for the first three months of 2004 compared to $45.0 million for the 2003 period. The increase in net sales was due to a higher volume of non-fee log sales to third parties in Idaho and increased sales of nonstrategic land (land either unsuited for long-term timber management or of greater value to others for other uses). Revenue from sales of nonstrategic land was $3.9 million in the first quarter of 2004 compared to $1.2 million in the first quarter of 2003. Resource segment expenses were $49.7 million in the first three months of 2004, compared to $33.9 million in the first three months of 2003, reflecting the higher log sales volume in Idaho and the corresponding increase in permit timber harvest and log purchases from third parties.

The Wood Products segment reported operating income of $57.8 million for the first quarter of 2004, compared to a loss of $3.6 million recorded in the first quarter of 2003. Low interest rates have supported continued strong homebuilding activity and demand for wood products, while a weaker U.S. dollar has increased the cost of imported competing materials. Net sales for the segment rose to $209.1 million for the first quarter of 2004, 53% higher than the $137.1 million recorded for the 2003 period. Oriented strand board net sales increased 99% to $103.9 million for the first quarter of 2004, compared to $52.2 million in the 2003 period, due almost entirely to increased sales prices, as shipments were only modestly higher. Lumber net sales were $77.7 million, up from $63.7 million in 2003. The favorable comparison was due to a 16% increase in lumber selling prices and a 5% increase in shipments. Plywood net sales increased to $15.5 million for the first quarter of 2004, compared to $9.3 million in 2003. Shipment volume increased 25% and sales prices were 33% higher than in the same period a year ago. Particleboard net sales were $4.8 million for the first quarter of 2004, compared to $3.3 million for the first quarter of 2003, as a result of a 34% increase in sales prices and 10% higher shipments. Segment expenses were higher for the first quarter of 2004, totaling $151.3 million versus $140.7 million in 2003. Increased product shipments for the segment were primarily responsible for the increase.

The Pulp and Paperboard segment reported an operating loss for 2004’s first three months of $7.8 million, compared to a loss of $9.3 million for the first three months of 2003. Segment net sales were $120.9 million for the first three months of 2004, up from $118.1 million for the 2003 period. Paperboard net sales increased modestly to $108.5 million, compared to $104.9 million in the first three months of 2003. Shipments increased 7% compared to the prior year’s first three months; however, the effects were partially offset by a 3% decline in sales prices. Pulp sales (including intersegment sales) were lower for the first three months of 2004, totaling $12.4 million compared to $13.1 million for the same period in 2003. The decrease in pulp sales for 2004 was due largely to fewer shipments to external customers as a result of lower pulp production during the quarter. Weather-related fiber supply problems in January and a planned maintenance shutdown in March at the Lewiston, Idaho facility caused pulp production to decline. Higher selling prices for pulp partially offset the decrease in shipments. Segment expenses were slightly higher for the first three months of 2004, totaling $128.7 million, compared to $127.4 million in the first three months of 2003. The increase reflects greater volumes of paperboard shipments for the first three months of 2004 compared to 2003.

The Consumer Products segment incurred an operating loss of $3.8 million for the first quarter of 2004, compared to operating income of $6.8 million for the first quarter of 2003. Segment net sales were $74.0 million for the first quarter of 2004, 5% lower than the $78.1 million recorded for the 2003 period as competitive market conditions for consumer tissue products continued during the quarter. Selling prices declined 3% and product shipments declined slightly compared to the prior year period. Segment expenses were higher for the first three months of 2004, totaling $77.8 million, versus $71.3 million in 2003. Higher pulp costs as well as start-up costs related to the new tissue machine in Las Vegas contributed to the unfavorable quarter-to-quarter comparison. The segment also recorded a pre-tax charge of $1.3 million for a workforce reduction, which took place in January 2004.

Our discontinued operations incurred a loss of $1.1 million, before taxes, for the first three months of 2003. The amount includes costs associated with the sale of the Printing Papers segment assets in Brainerd, Minnesota, in February 2003.

Liquidity and Capital Resources

At March 31, 2004, our financial position included long-term debt of $618.8 million, including current installments on long-term debt of $0.5 million. Long-term debt at March 31, 2004 (including current installments) was substantially unchanged from the December 2003 balance. Stockholders’ equity increased $37.4 million, largely due to net earnings of $21.8 million for the first three months of 2004 and the issuance of treasury stock totaling $19.8 million, partially offset by dividend payments of $4.4 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 1.22 to 1 at March 31, 2004, compared to 1.31 to 1 at December 31, 2003.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2004, are as follows:

(Dollars in thousands)
2005	$1,508
2006	2,758
2007	6,559
2008	609
2009	100,810

Working capital totaled $227.5 million at March 31, 2004, an increase of $66.7 million from December 31, 2003. The significant changes in the components of working capital are as follows:

•	Short-term investments increased $39.8 million. We invested positive cash flow from increased operating earnings not immediately needed for operations or capital expenditures into short-term bank instruments.

•	Receivables increased $19.8 million primarily as a result of increased sales and the corresponding increase in customer receivables.

•	Inventories rose $6.3 million largely as a result of increased consumer tissue product inventories. The Consumer Products segment’s Las Vegas facility is currently producing ultra towel inventory to support the product’s rollout by retailers in the second quarter.

Net cash provided by operations for the first three months of 2004 totaled $45.5 million, compared with $.8 million for the same period in 2003. Net earnings from continuing operations, versus a net loss in 2003, combined with an increase in deferred taxes were largely responsible for the favorable comparison. The net earnings were generally due to higher selling prices for wood products. An increase in cash used for working capital items in 2004 partially offset the favorable comparison.

For the three months ending March 31, 2004, net cash used for investing was $55.6 million, compared to $16.5 million for the first three months of 2003. In 2004 we used $39.8 million to increase our short-term investments, as discussed above, and $12.8 million for capital spending. Capital spending in 2004 included $4.9 million towards completion of our new tissue machine in Las Vegas. The balance of capital spending in 2004 focused on forest resources and various small projects designed to improve product quality and manufacturing efficiency. Cash used for investing in 2003 was largely for capital projects, primarily the new tissue machine in Las Vegas.

Net cash provided by financing totaled $10.4 million for the first quarter of 2004, compared to $15.1 million during the same period in 2003. The majority of cash provided by financing in 2004’s first quarter resulted from the issuance of treasury stock totaling $19.8 million. This amount was partially offset by a reduction in book overdrafts of $9.1 million and dividend payments of $4.4 million. During 2003, cash provided by an increase in notes payable totaling $20.0 million was partially offset by dividend payments of $4.3 million.

Cash generated from discontinued operations in the first three months of 2003 totaled $3.8 million, as a result of the sale of the Brainerd facility in February.

Our current bank credit facility, which expires June 28, 2004, is comprised of a revolving line of credit of up to $150.0 million, including a $70.0 million subfacility for letters of credit, usage of which reduces availability under the revolving line of credit. Our obligations under the bank credit facility are secured by our accounts receivable and inventory. As of March 31, 2004, there were no borrowings outstanding under the revolving line of credit; however, approximately $11.2 million of the revolving line of credit was used to support outstanding letters of credit. Prior to the expiration of our current bank credit facility, we expect to either extend the current credit facility or enter into a new credit facility.

Both the agreement governing our bank credit facility and the indenture governing our $250 million 10% senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The bank credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the bank credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of March 31, 2004, we were in compliance with the covenants of our bank credit facility and the $250 million 10% senior subordinated notes.

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

As of March 31, 2004, Standard & Poor’s Ratings Services (S&P) rated our senior unsecured debt at BB+, with a stable outlook, and our senior secured bank loan rating at BBB-. The ratings have remained unchanged since January 30, 2003. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+ and our senior secured bank loan rating at BBB-. In March 2004, Fitch reaffirmed our ratings, but upgraded their outlook on the company from negative to stable. Moody’s Investors Service Inc.’s rating of our debt is currently Baa3 with a negative outlook. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3 - Quantitative and Qualitative Disclosures About Market Risk on pages 28-29 for additional information.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003	Increase (Decrease)
Net sales	$420,422	$334,802	26%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	27,083	26,859	1%
Materials, labor and other operating expenses	322,105	292,344	10%
Selling, general and administrative expenses	22,455	17,252	30%
Restructuring charges	1,280	227	464%
Earnings (loss) from operations	47,499	(1,880)	*
Interest expense	(11,860)	(12,762)	(7)%
Interest income	128	67	91%
Provision (benefit) for taxes	13,949	(5,684)	*
Earnings (loss) from continuing operations	21,818	(8,891)	*
Discontinued operations:
Loss from discontinued operations	—	(1,106)	*
Income tax benefit	—	(432)	*
Net earnings (loss)	$21,818	$(9,565)	*

*	Not a meaningful figure.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our bank credit facility and long-term debt, credit rate risk on our credit sensitive debentures, foreign currency exchange rates that affect the value of our investment in Euro and commodity price risk on collars used to hedge a portion of our short-term natural gas purchases.

During the quarter ended March 31, 2004, we had no borrowings outstanding under our bank credit facility. The interest rates applied to borrowings under the bank credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, in August 2003 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designated as a fair value hedge and called for the company to pay a variable interest amount, determined semi-annually in arrears and equal to LIBOR plus 4.80%, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. The terms of the swap allowed us to assume there was no ineffectiveness in the hedge. In March 2004, we terminated the interest rate swap and received a cash settlement of $6.0 million. A previous swap, with essentially the same terms, was terminated in June 2003, for which we received cash settlements totaling $20.0 million. The settlements represented the value of the swap at the time of termination, as well as consideration received for a repricing of the swap in August 2002. The cash settlements for both swaps are being accreted to earnings until the 10% senior subordinated debentures are retired. In May 2004, we reinstated our fixed-to-variable interest rate swap, with identical terms as the swap we terminated in March 2004.

We currently have $100 million of credit sensitive debentures outstanding which pay interest to the debt holder based upon our credit ratings as established by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services, Inc. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 - Aa3	AA+ - AA–	8.925
A1 - Baa2	A+ - BBB	9.125
Baa3	BBB–	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB–	13.500
B1 or lower	B+ or lower	14.000

On January 30, 2003, S&P announced that it had lowered our senior unsecured debt rating to BB+ from BBB-. The ratings downgrade caused the interest rate on our credit sensitive debentures to increase from 9.425% to 12.5%, effective January 30, 2003.

In the first half of 2003 we entered into forward purchase contracts to acquire Euro, with the settlement of these forward contracts timed to coincide with our required Euro payments to the supplier of our new tissue machine in Las Vegas, Nevada. As of March 31, 2004, we had no forward purchase contracts outstanding. However, we held 0.1 million Euro, which represents the balance remaining after final payments to the supplier upon completion of the project in the first quarter of 2004. The Euro are valued on our Balance Sheet at the exchange rate quoted at March 31, 2004.

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our natural gas purchases during November 2003 through March 2004. The financial instruments were in the form of collars, with a ceiling of $6.35 per mmBtu and floors ranging from $4.44 to $5.30 per mmBtu, indexed to the NYMEX, Rocky Mountain and Canadian Border indices. The collars applied to 13,200 mmBtu of natural gas purchased per day for the five month period beginning November 1, which represented approximately 60% of our expected daily usage during the period. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive loss, net of tax” to the extent the hedges are deemed effective, until the hedged item is recognized in the statement of operations. As of March 31, 2004, the derivative financial instruments entered into in the third quarter of 2003 had expired, and we had not entered into any additional instruments to hedge our expected future natural gas purchases.

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

PART II

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

The exhibit index is located on page 32 of this Form 10-Q.

Reports on Form 8-K

A current report on Form 8-K was filed on February 23, 2004. Under Item 5, Other Events, we reported that Potlatch Chairman and Chief Executive Officer, L. Pendleton Siegel, had informed the Company of his intent to exercise stock options to purchase 66,000 shares of the Company’s common stock. Of the 66,000 shares, Mr. Siegel indicated that he would exercise and sell 56,000 shares and exercise and retain the remaining 10,000 shares.

A current report on Form 8-K was filed on March 10, 2004. Under Item 5, Other Events, we reported that effective March 5 we cancelled our fixed-to-variable interest rate swap, which was used to hedge the fixed interest rate payable on $165 million of our $250 million principal amount 10% senior subordinated debentures due 2011.

A current report on Form 8-K was filed on March 11, 2004. Under Item 5, Other Events, we announced that Douglas D. Spedden had been promoted to Treasurer.

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

Date: May 10, 2004

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

PART II

Exhibit

(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350