Form 10-Q
period 2004-06-30
POTLATCH CORP
filed 2004-08-06
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares of common stock outstanding as of June 30, 2004: 29,517,405 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1. Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales	$472,639	$368,094	$893,061	$702,896

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	25,041	25,202	52,124	52,061
Materials, labor and other operating expenses	330,449	311,915	652,554	604,259
Selling, general and administrative expenses	23,022	20,239	45,477	37,491
Restructuring charges	(87)	—	1,193	227

	378,425	357,356	751,348	694,038

Earnings from operations	94,214	10,738	141,713	8,858

Interest expense	(12,478)	(12,128)	(24,338)	(24,890)
Interest income	491	12,573	619	12,640

Earnings (loss) before taxes	82,227	11,183	117,994	(3,392)
Provision (benefit) for taxes (Note 3)	32,659	4,361	46,608	(1,323)

Earnings (loss) from continuing operations	49,568	6,822	71,386	(2,069)
Discontinued operations (Note 4):
Loss from discontinued operations (including loss on disposal of $-, $-, $- and $45)	—	(283)	—	(1,389)
Income tax benefit	—	(110)	—	(542)

Net earnings (loss)	49,568	6,649	71,386	(2,916)

Other comprehensive loss, net of tax:
Cash flow hedges (Note 5):
Net derivative losses, net of income tax benefit of $-, $-, $44 and $-	—	—	(68)	—

Comprehensive income (loss)	$49,568	$6,649	$71,318	$(2,916)

Earnings (loss) per common share from continuing operations (Note 6):
Basic	$1.68	$.24	$2.43	$(.07)
Diluted	1.68	.24	2.42	(.07)
Net earnings (loss) per common share:
Basic	1.68	.23	2.43	(.10)
Diluted	1.68	.23	2.42	(.10)
Dividends per common share (annual rate)	.60	.60	.60	.60
Average shares outstanding (in thousands):
Basic	29,498	28,679	29,372	28,648
Diluted	29,611	28,679	29,487	28,648

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

2004 amounts unaudited (Dollars in thousands -

except per-share amounts)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash	$9,981	$7,190
Short-term investments	194,625	40,091
Receivables, net	123,027	105,345
Inventories (Note 8)	138,219	159,678
Prepaid expenses	20,511	18,315

Total current assets	486,363	330,619
Land, other than timberlands	9,325	8,831
Plant and equipment, at cost less accumulated depreciation	718,212	740,342
Timber, timberlands and related logging facilities	401,936	398,899
Other assets	119,479	118,686

	$1,735,315	$1,597,377

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$1,106	$507
Accounts payable and accrued liabilities	171,127	169,310

Total current liabilities	172,233	169,817
Long-term debt	617,194	618,278
Other long-term obligations	271,999	266,514
Deferred taxes	118,331	71,917
Stockholders’ equity	555,558	470,851

	$1,735,315	$1,597,377

Stockholders’ equity per common share	$18.82	$16.33
Working capital	$314,130	$160,802
Current ratio	2.8:1	1.9:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30
	2004	2003
Cash Flows From Continuing Operations
Net earnings (loss)	$71,386	$(2,916)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	—	820
Loss on disposal of discontinued operations	—	60
Depreciation, amortization and cost of fee timber harvested	52,124	52,061
Deferred taxes	46,414	(1,865)
Working capital changes	13,418	21,072
Other, net	428	—

Net cash provided by operating activities of continuing operations	183,770	69,232

Cash Flows From Investing
Decrease in restricted cash	—	15,069
Increase in short-term investments	(154,534)	(24,924)
Additions to plant and properties	(25,475)	(29,450)
Other, net	(4,935)	(4,804)

Net cash used for investing activities of continuing operations	(184,944)	(44,109)

Cash Flows From Financing
Change in book overdrafts	(10,019)	757
Decrease in notes payable	—	(5,000)
Retirement of long-term debt	(485)	(16,385)
Issuance of treasury stock	21,737	2,747
Dividends	(8,777)	(8,592)
Other, net	1,509	4,841

Net cash provided by (used for) financing activities of continuing operations	3,965	(21,632)

Cash from continuing operations	2,791	3,491
Cash from discontinued operations	—	3,608

Increase in cash	2,791	7,099
Cash at beginning of period	7,190	8,973

Cash at end of period	$9,981	$16,072

Net interest payments (net of amounts capitalized) for the six months ended June 30, 2004 and 2003 were $24.3 million and $22.8 million, respectively. Net income tax payments (refunds) for the six months ended June 30, 2004 and 2003 were $1.1 million and ($11.8) million, respectively.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1. GENERAL – The accompanying condensed balance sheets at June 30, 2004, and December 31, 2003, the statements of operations and comprehensive income for the quarters and six months ended June 30, 2004 and 2003, and the condensed statements of cash flows for the six months ended June 30, 2004 and 2003, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS – In December 2003, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement was effective for financial statements with fiscal years ending after December 15, 2003. It requires annual disclosures in addition to those required by the original Statement No. 132 regarding assets, obligations, cash flows and the net periodic benefit cost of defined pension plans and other postretirement benefit plans. The revised statement also adds new disclosure requirements for interim financial reports. The required disclosures are contained in Note 9, “Pension and Other Postretirement Benefit Plans,” on pages 7-8 of this Form 10-Q.

NOTE 3. INCOME TAXES – The income tax provision and benefit presented in the statements of operations have been computed by applying an estimated annual effective tax rate. This rate was 39.5% for the six months ended June 30, 2004. The rate was 39% for the quarter and six months ended June 30, 2003. The second quarter provision for 2004 reflects the adjustment of the rate to 39.5% from 39% used for the first quarter of the year.

NOTE 4. DISCONTINUED OPERATIONS – Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income represent costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003.

NOTE 5. CASH FLOW HEDGES – During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our natural gas purchases during November 2003 through March 2004. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive loss, net of tax” to the extent the hedges are deemed effective, until the hedged item is recognized in the statement of operations. As of March 31, 2004, the derivative financial instruments entered into in the third quarter 2003 had expired, and we have not entered into any additional instruments to hedge our expected future natural gas purchases.

NOTE 6. NET EARNINGS (LOSS) PER COMMON SHARE – Net earnings (loss) per common share are computed by dividing the net earnings (loss) and earnings (loss) from continuing operations by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Basic average common shares outstanding	29,498,469	28,679,129	29,371,556	28,648,193

Incremental shares due to common stock options	112,417	5	115,126	—

Diluted average common shares outstanding	29,610,886	28,679,134	29,486,682	28,648,193

Stock options to purchase 1,058,275, 2,698,675, 1,058,275 and 2,703,675 shares of common stock for the quarters ended June 30, 2004 and 2003 and six months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

NOTE 7. STOCK-BASED COMPENSATION – We currently have three stock incentive plans under which options or performance share awards are outstanding. We apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. No compensation cost is recognized for options granted under the plans when the exercise price is equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense is recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measures will be met. Compensation expense related to performance shares was $0.2 million and $0.4 million, before taxes, for the quarter and six months ended June 30, 2004, respectively.

Had compensation costs been determined based on the fair value at the grant dates for option and performance share awards under those plans as prescribed by SFAS No. 123, our net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

(Dollars in thousands – except per–share amounts)	Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net earnings (loss), as reported	$49,568	$6,649	$71,386	$(2,916)

Add: stock based compensation expense recorded under APB No. 25, net of tax	126	—	259	—

Deduct: stock based compensation determined under SFAS No. 123, net of tax	(409)	(494)	(832)	(996)

Pro forma net earnings (loss)	$49,285	$6,155	$70,813	$(3,912)

Basic net earnings (loss) per share, as reported	$1.68	$.23	$2.43	$(.10)
Diluted net earnings (loss) per share, as reported	1.68	.23	2.42	(.10)
Pro forma basic net earnings (loss) per share	1.67	.21	2.41	(.14)
Pro forma diluted net earnings (loss) per share	1.67	.21	2.40	(.14)

NOTE 8. INVENTORIES – Inventories at the balance sheet dates consist of:

	June 30, 2004	December 31, 2003
Raw materials	$61,614	$74,999
Finished goods	76,605	84,679

	$138,219	$159,678

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – The tables below detail the components of net periodic costs (benefit):

Quarters ended June 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$2,651	$2,301	$777	$452
Interest cost	8,458	8,656	4,654	3,071
Expected return on plan assets	(14,494)	(14,721)	—	(76)
Amortization of prior service cost	452	445	(406)	(291)
Recognized actuarial loss (gain)	55	(44)	2,236	1,069
Recognized net initial asset	—	(10)	—	—

Net periodic cost (benefit)	$(2,878)	$(3,373)	$7,261	$4,225

Six months ended June 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$5,314	$4,454	$1,554	$904
Interest cost	16,957	16,756	9,308	6,142
Expected return on plan assets	(29,057)	(28,497)	—	(152)
Amortization of prior service cost	906	862	(813)	(583)
Recognized actuarial loss (gain)	110	(85)	4,473	2,138
Recognized net initial asset	—	(20)	—	—

Net periodic cost (benefit)	$(5,770)	$(6,530)	$14,522	$8,449

In the footnotes to our financial statements for the year ended December 31, 2003, we estimated contributions to our defined benefit pension plans in 2004 would total approximately $1.2 million. As of June 30, 2004, $0.6 million of contributions had been made. No change to the original estimate is anticipated.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. We are currently in the process of determining whether the benefits provided under our plans are actuarially equivalent to Medicare Part D under the Act and therefore the net periodic benefit costs presented above do not reflect the effects of the Act on our postretirement benefit plans.

NOTE 10. DEBT - In August 2003 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designated as a fair value hedge and called for the company to pay a variable interest amount, determined semi-annually in arrears and equal to the London Interbank Offered Rate (LIBOR) plus 4.80%, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. The terms of the swap allowed us to assume no ineffectiveness in the hedge. In March 2004, we terminated the swap and received a cash settlement of $6.0 million. The consideration received at termination of the swap is being accreted to earnings until the 10% senior subordinated debentures are retired. In May 2004, we reinstated the fixed-to-variable interest rate swap under the same terms as the swap that was terminated in March.

NOTE 11. SEGMENT INFORMATION –

(Dollars in thousands)	Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Segment Sales
Resource	$44,784	$61,829	$106,574	$106,800

Wood products
Oriented strand board	129,394	62,410	233,287	114,643
Lumber	94,268	74,068	171,927	137,719
Plywood	16,099	9,808	31,617	19,117
Particleboard	5,244	3,901	10,089	7,196
Other	6,701	6,716	13,840	15,303

	251,706	156,903	460,760	293,978

Pulp and paperboard
Paperboard	119,864	115,300	228,393	220,221
Pulp	18,160	13,382	30,541	26,522

	138,024	128,682	258,934	246,743

Consumer products	83,145	67,414	157,113	145,478

	517,659	414,828	983,381	792,999
Elimination of intersegment sales	(45,020)	(46,734)	(90,320)	(90,103)

Total consolidated net sales	$472,639	$368,094	$893,061	$702,896

Intersegment sales or transfers
Resource	$28,810	$32,759	$62,346	$64,606
Wood products	2,805	2,919	5,815	5,928
Pulp and paperboard	13,387	11,033	22,120	19,525
Consumer products	18	23	39	44

Total	$45,020	$46,734	$90,320	$90,103

Operating Income (Loss)
Resource	$6,756	$23,534	$18,809	$34,655
Wood products	94,447	2,343	152,246	(1,268)
Pulp and paperboard	5,872	(1,159)	(1,889)	(10,492)
Consumer products	(1,238)	(4,974)	(5,055)	1,828
Eliminations	1,669	(1,400)	2,104	(1,330)

	107,506	18,344	166,215	23,393
Corporate	(25,279)	(7,161)	(48,221)	(26,785)

Consolidated earnings (loss) from continuing operations before taxes	$82,227	$11,183	$117,994	$(3,392)

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

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 15 manufacturing facilities, located primarily in Arkansas, Idaho, Minnesota and Nevada. Our business is organized into four segments:

•	The Resource segment manages our timberlands, which supply a portion of the logs, wood chips, pulpwood and other fiber to our manufacturing segments, as well as to third parties. Intersegment sales are based on prevailing market prices for wood fiber. In the first half of 2004, Resource segment net sales were $106.6 million, representing approximately 11% of our net sales, before elimination of intersegment sales. Intersegment sales were $62.3 million for the period.

•	The Wood Products segment manufactures oriented strand board (OSB), lumber, plywood, and particleboard at ten mills located in Arkansas, Idaho and Minnesota. These products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales were $460.8 million in the first six months of 2004, representing approximately 47% of our net sales, before elimination of intersegment sales. Intersegment sales were $5.8 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp mills and two paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $258.9 million in the first half of 2004, representing approximately 26% of our net sales, before elimination of intersegment sales. Intersegment sales were $22.1 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis by major grocery store chains. The segment operates two tissue mills and three tissue converting facilities located in Idaho, Michigan and Nevada. A fourth tissue converting facility, located in Elwood, Illinois, began operations in June 2004. Consumer Products segment net sales were $157.1 million in the first six months of 2004, representing approximately 16% of our net sales before elimination of intersegment sales. The segment did not have significant intersegment sales during the period.

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

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our softwood lumber products. In 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage policies of some provincial governments. The two countries are currently in negotiations to resolve the dispute, and any resulting agreement could have a significant effect on lumber markets in the United States.

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

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our overall results of operations are favorably affected to the extent we can supply wood fiber to our manufacturing operations from our own timberlands, due to its low cost basis relative to wood fiber purchased on the open market. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels, changes in our manufacturing capacity and changes in the amount of timber sales to third parties. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset dispositions, have significantly affected our results of operations in recent periods. In January 2001, we completed a modernization and expansion of our OSB mill in Cook, Minnesota, which resulted in an increase in annual production capacity from 250 million square feet to 440 million square feet. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited and exited the printing papers business. In August 2002, we sold a hardwood sawmill in Arkansas. We are currently in the process of bringing a newly constructed tissue machine in Las Vegas, Nevada, up to full operating production, which we anticipate will produce 30,000 tons a year. In June

2004, we began operating a tissue converting facility in Elwood, Illinois. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

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

Long-lived assets. Due to the capital-intensive nature of our industry, a significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs (revenues, costs, capital spending) are subject to frequent change for many different reasons, as previously described in “Factors Affecting Our Results of Operations.” Because of the number of variables involved, the interrelationship between the variables, and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets.

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

There are currently no authoritative accounting rules relating to costs to be capitalized in timber and timberlands. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current recoverable timber volume on our lands are subject to judgments that could significantly affect volume estimates. For example, harvest cycles can vary by geographic region and by species of timber, weather patterns can affect harvest cycles, environmental regulations and restrictions may limit the company’s ability to harvest certain timberlands, changes in harvest plans may occur, or scientific advancement in seedlings and timber growing technology may affect future harvests. Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our statements of operations and financial condition. Because of the number of variables involved and the interrelationship between the variables, sensitivity analysis of individual variables is not practical.

Restructuring charges and discontinued operations. In 2001 and 2002 we recorded charges for the reduction of the hourly workforce at a manufacturing site and a reduction of our salaried workforce, respectively. In May 2002 we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was subsequently sold in 2003. In July 2002, we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. In January 2004, we recorded a charge for a workforce reduction in our Consumer Products segment. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the event. In making these judgements, we considered contractual obligations, legal liabilities, and possible incremental costs incurred as a result of restructuring plans to determine the liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences, although no material adjustments to our original estimates have occurred for the events described above.

Environmental liabilities. We record accruals for estimated environmental liabilities in accordance with SFAS No. 5, “Accounting for Commitments and Contingencies.” These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. In making these estimates, we consider, among other things, the activities we have conducted at any particular site, information obtained through consultation with applicable regulatory authorities and third-parties, and our historical experience at other sites that are judged to be comparable. We must also consider the likelihood of changes in governmental regulations, advancements in environmental technologies, and changing legal standards regarding liability. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, our accruals are subject to substantial uncertainties and our actual costs could be materially more or less than the estimated amounts.

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

Note 12 to our 2003 Form 10-K consolidated financial statements includes information for the three years ended December 31, 2003, on the components of pension and OPEB expense, the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2003 and 2002. Note 9, “Pension and Other Postretirement Benefit Plans,” on pages 7-8 of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and six months ended June 30, 2004 and 2003.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement was effective for financial statements with fiscal years ending after December 15, 2003. It requires disclosures in addition to those contained in the original Statement No. 132 about assets, obligations, cash flows and the net periodic benefit cost of defined pension plans and other postretirement benefit plans. The information contained in Note 12 to our 2003 Form 10-K financial statements incorporates the additional annual disclosure requirements. The revised statement also added new disclosure requirements for interim financial reports. The information contained in Note 9, “Pension and Other Postretirement Benefit Plans,” on pages 7-8 of this Form 10-Q, incorporates the additional interim disclosure items required by the revised Statement No. 132.

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

A summary of period-to-period changes in items included in the statements of operations is presented on page 25 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income for the quarter and six months ended June 30, 2003, represent costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003. The discussion below addresses our continuing businesses. Certain 2003 amounts discussed below have been conformed to 2004 classifications.

Quarter Ended June 30, 2004, Compared to Quarter Ended June 30, 2003

Net Sales - Net sales increased 28%, to $472.6 million for the quarter ended June 30, 2004, from $368.1 million for the same period in 2003. Wood Products net sales increased $94.9 million as a result of higher selling prices for lumber and panel products, especially oriented strand board. Pulp and Paperboard segment net sales were $7.0 million higher due to increased paperboard and pulp shipments, combined with higher pulp prices. Consumer Products segment net sales increased $15.7 million due to increased shipments of consumer tissue products. The results for these segments more than offset a decline in Resource segment net sales of $13.1 million. The decline was the result of lower land sales revenue and lower fiber sales in Arkansas.

Depreciation, amortization and cost of fee timber harvested – For the quarter ended June 30, 2004, depreciation, amortization and cost of fee timber harvested totaled $25.0 million, essentially unchanged from the prior year amount of $25.2 million.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased 6% to $330.4 million for the quarter ended June 30, 2004, from $311.9 million for the second quarter of 2003. The higher costs were due primarily to an increase in shipments of plywood, paperboard, pulp and consumer tissue products.

Selling, general and administrative expenses – Selling, general and administrative expenses were $23.0 million for the second quarter of 2004, compared to $20.2 million incurred for the same period of 2003, due principally to an increase in corporate administration and research expense.

Restructuring charge – A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. By June 30, 2004, all costs had been incurred for the workforce reduction, resulting in a second quarter reversal of less than $0.1 million to the initial charge recorded in January.

Interest expense, net of capitalized interest – Interest expense totaled $12.5 million for the quarter ended June 30, 2004, compared to $12.1 million in the prior year period. An interest rate swap on $165 million of our 10% senior subordinated notes was outstanding for the entire second quarter of 2003, but was only outstanding for a portion of the second quarter of 2004. The absence of the swap caused an increase in interest expense for the current period. The comparison is also affected by borrowings outstanding under our bank credit facility in the first half of 2003. We had no borrowings outstanding under our bank credit facility in the first half of 2004.

Interest income – For the quarter ended June 30, 2004, interest income was $0.5 million, compared to $12.6 million for the 2003 period. In June 2003, we received a tax settlement from the Internal Revenue Service for the tax years 1989 through 1994 totaling $24.9 million. Of this amount, $12.5 million was recognized as interest income.

Provision (benefit) for taxes – For the quarter ended June 30, 2004, we recorded an income tax provision of $32.7 million on earnings from continuing operations of $82.2 million, based on an estimated annual effective tax rate of 39.5%. The second quarter provision reflects the adjustment of the rate to 39.5% from 39% used for the first quarter of the year. During the second quarter of 2003, an estimated tax rate of 39% was used to derive an income tax provision of $4.4 million, calculated on our earnings from continuing operations, before taxes, of $11.2 million.

Earnings (loss) from continuing operations – We recorded earnings from continuing operations of $49.6 million for the quarter ended June 30, 2004, compared to earnings of $6.8 million for the same period in 2003. Improved earnings in the Wood Products segment were largely responsible for the favorable comparison.

Discussion of business segments – The Resource segment reported operating income of $6.8 million for the second quarter of 2004, down from $23.5 million earned in the same period of 2003. Segment net sales were $44.8 million for the second quarter of 2004 compared to $61.8 million for the 2003 period. The decreases in operating income and net sales were primarily due to lower sales of nonstrategic land (land either unsuited for long-term timber management or of greater value to others for non-timber uses), which totaled $1.1 million in 2004 versus $14.1 million in 2003. The June 2003 sale of approximately 15,300 acres of hardwood timberland was the primary reason for the unfavorable comparison. Land sale revenue amounts can and usually do vary, sometimes significantly, from period to period due to the unique characteristics of each transaction. Lower fiber sales in Arkansas due to weather conditions also negatively affected operating income and sales for 2004’s second quarter. Resource segment expenses were $38.0 million in the second quarter of 2004 compared to $38.3 million in the second quarter of 2003, reflecting the slightly lower fiber sales volume in Arkansas. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $94.4 million for the second quarter of 2004, compared to $2.3 million recorded in the second quarter of 2003. Strong homebuilding activity and demand for wood products, which began in the third quarter of 2003, has continued through the first half of 2004. Net sales for the segment rose to $251.7 million for the second quarter of 2004, 60% higher than the $156.9 million recorded for the 2003 period. Oriented strand board net sales increased 107% to $129.4 million for the second quarter of 2004, compared to $62.4 million in the 2003 period, due to a 110% increase in sales prices. Shipments were slightly lower than the second quarter of 2003. Lumber net sales were $94.3 million, up from $74.1 million in 2003. The favorable comparison was due to a 35% increase in lumber selling prices, which was partially offset by a 5% decrease in shipments. Plywood net sales increased to $16.1 million for the second quarter of 2004, compared to $9.8 million in 2003. Sales prices were 41% higher and shipment volume increased 17% compared to the same period a year ago. Particleboard net sales were $5.2 million for the second quarter of 2004, compared to $3.9 million for the second quarter of 2003, as a result of a 43% increase in sales prices, partially offset by a 6% decline in shipments. Segment expenses were slightly higher for the second quarter of 2004, totaling $157.3 million versus $154.6 million in 2003. Increased product shipments for the segment were primarily responsible for the higher expense amount.

The Pulp and Paperboard segment reported operating income for 2004’s second quarter of $5.9 million, compared to a loss of $1.2 million for the same period of 2003. Segment net sales were $138.0 million for the second quarter of 2004, up from $128.7 million for the 2003 period. Paperboard net sales increased to $119.9 million, compared to $115.3 million in the second quarter of 2003. Shipments increased 4% and selling prices were slightly higher compared to the prior year’s second quarter. Pulp sales (including intersegment sales) were $18.2 million for the second quarter of 2004, compared to $13.4 million for the same period in 2003. The increase in pulp sales for 2004 was due largely to higher selling prices and increased shipments to external customers and the Consumer Products segment. The increased pulp shipments were made possible by higher pulp production compared to the second quarter of 2003. Segment expenses were slightly higher for the second quarter of 2004, totaling $132.2 million, compared to $129.8 million in the second quarter of 2003. The increase reflects greater volumes of pulp and paperboard shipments for the second quarter of 2004 compared to 2003, although costs per ton of shipments were less due to production improvements.

The Consumer Products segment incurred an operating loss of $1.2 million for the second quarter of 2004, compared to the operating loss of $5.0 million recorded in the second quarter of 2003. Competitive market conditions for consumer tissue products continued during the quarter. Segment net sales improved 23% to $83.1 million versus the $67.4 million recorded for the 2003 period. Selling prices increased 4% while product shipments grew by 18% compared to the prior year period. Shipment and selling prices were positively affected by the rollout of our ultra towel product manufactured at the new Las Vegas tissue facility. Segment expenses were higher for the second quarter of 2004, totaling $84.4 million, versus $72.4 million in 2003. Higher product shipments and higher production costs due to higher pulp, freight, energy and labor costs contributed to the increase in the quarter-to-quarter comparison.

Our discontinued operations incurred a loss of $0.3 million, before taxes, for the second quarter of 2003. The amount included costs associated with the sale of the Printing Papers segment assets in Brainerd, Minnesota, in February 2003.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Net Sales – Net sales increased 27%, to $893.1 million for the six months ended June 30, 2004, from $702.9 million for the same period in 2003. Resource net sales increased $2.0 million over the first half of 2003, as increased log sales to third parties were largely offset by reduced land sales. Wood Products net sales increased 58% to $454.9 million as a result of higher selling prices for lumber and panel products, especially oriented strand board, and higher plywood shipments. Pulp and Paperboard segment net sales were $9.6 million higher due to increased paperboard shipments. Consumer Products segment net sales increased to $157.1 million from $145.4 million due to an 8% increase in shipments over the first half of 2003.

Depreciation, amortization and cost of fee timber harvested – For the six months ended June 30, 2004, depreciation, amortization and cost of fee timber harvested totaled $52.1 million, unchanged from the prior year.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $652.6 million for the six months ended June 30, 2004, from $604.3 million for the six months ended June 30, 2003. The higher costs were due primarily to an increased volume of log sales and increased shipments of plywood, paperboard and consumer tissue products.

Selling, general and administrative expenses – Selling, general and administrative expenses were $45.5 million for the first half of 2004, compared to $37.5 million incurred for the same period of 2003. The higher expense was due principally to an increase in corporate administration expense, higher research expense and slightly higher selling expenses for the Consumer Products and Pulp and Paperboard segments.

Restructuring charge – A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. By June 2004, all costs had been incurred for the workforce reduction, resulting in a reversal of less than $0.1 million to the initial charge. During the first quarter of 2003 we recorded a pre-tax charge of $0.2 million for costs related to terminated employees whose services had been retained beyond the initial 60-day period following announced job eliminations in 2002.

Interest expense, net of capitalized interest – Interest expense totaled $24.3 million for the six months ended June 30, 2004, compared to $24.9 million in the prior year period. Higher interest expense in the first six months of 2003 was due to borrowings outstanding under our bank credit facility during the period and interest on $15.0 million of medium-term notes, which matured in April 2003.

Interest income – For the six months ended June 30, 2004, interest income was $0.6 million, compared to $12.6 million for the same period in 2003. The 2003 amount consisted primarily of the receipt of $12.5 million of interest income in conjunction with a settlement with the Internal Revenue Service for tax years 1989 through 1994.

Provision (benefit) for taxes – For the six months ended June 30, 2004, we recorded an income tax provision of $46.6 million on earnings from continuing operations of $118.0 million, based on an estimated effective tax rate of 39.5%. During the first half of 2003, an estimated tax rate of 39% was used to derive an income tax benefit of $1.3 million, calculated on our loss from continuing operations, before taxes, of $3.4 million.

Earnings (loss) from continuing operations – We recorded earnings from continuing operations of $71.4 million for the six months ended June 30, 2004, compared to a loss from continuing operations of $2.1 million for the same period in 2003. During the first six months of 2004, improved earnings in the Wood Products and Pulp and Paperboard segments more than offset declines in Resource and Consumer Products segment results.

Other comprehensive loss, net of tax – For the six months ended June 30, 2004, we recorded a net derivative loss due to cash flow hedges of $0.1 million, after tax. There were no derivative transactions in the first half of 2003.

Discussion of business segments – The Resource segment reported operating income of $18.8 million for the first six months of 2004, down from $34.7 million earned in the same period of 2003. Higher income from nonstrategic land sales in 2003 was largely responsible for the unfavorable comparison. Segment net sales were $106.6 million for the first six months of 2004, comparable to the $106.8 million recorded for the 2003 period. Higher log sales to third parties in Idaho during the first half of 2004 partially offset lower revenues from sales of nonstrategic land in the first half of 2004 compared to 2003. Revenue from sales of nonstrategic land was $5.1 million in the first half of 2004 compared to $15.3 million in the first half of 2003. The June 2003 sale of approximately 15,300 acres in Arkansas was largely responsible for the difference between the two periods. Resource segment expenses were $87.8 million in the first six months of 2004, compared to $72.1 million in the first six months of 2003, reflecting the higher log sales volume in Idaho and a corresponding increase in log purchases from third parties. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $152.2 million for the first six months of 2004, compared to a loss of $1.3 million recorded in the first six months of 2003. The first half of 2004 has benefited from low interest rates, which have supported continued strong homebuilding activity and demand for wood products, while a weaker U.S. dollar has increased the cost of imported materials. Net sales for the segment rose to $460.8 million for the first six months of 2004, 57% higher than the $294.0 million recorded for the 2003 period. Oriented strand board net sales increased 103% to $233.3 million for the first half of 2004, compared to $114.6 million in the

2003 period, due to increased selling prices. Shipments were comparable to the prior year period. Lumber net sales were $171.9 million, up from $137.7 million in 2003. The favorable comparison was due to a 26% increase in lumber selling prices. Shipments of lumber products were also comparable to the prior year. Plywood net sales increased to $31.6 million for the first six months of 2004, compared to $19.1 million in 2003. Shipment volume increased 21% and sales prices were 37% higher than in the same period a year ago. Particleboard net sales were $10.1 million for the first half of 2004, compared to $7.2 million for the first half of 2003, as a result of a 38% increase in sales prices and slightly higher shipments. Segment expenses were higher for the first half of 2004, totaling $308.5 million versus $295.2 million in 2003. Increased plywood shipments and higher oriented strand board production costs accounted for the increase over 2003’s first half.

The Pulp and Paperboard segment reported an operating loss for 2004’s first six months of $1.9 million, compared to a loss of $10.5 million for the first six months of 2003. Segment net sales were $258.9 million for the first six months of 2004, up from $246.7 million for the 2003 period. Paperboard net sales increased to $228.4 million, compared to $220.2 million in the first six months of 2003. Shipments increased 5% compared to the prior year’s first six months; however, the effects were partially offset by a 1% decline in sales prices. Pulp sales (including intersegment sales) were higher for the first half of 2004, totaling $30.5 million compared to $26.5 million for the same period in 2003. The increase in pulp sales for 2004 was due to 22% higher selling prices, partially offset by a slight decrease in shipments. Segment expenses were slightly higher for the first six months of 2004, totaling $260.8 million, compared to $257.2 million in the first six months of 2003. The increase reflects greater volumes of paperboard shipments for the first six months of 2004 compared to 2003, partially offset by lower per ton costs resulting from improved production.

The Consumer Products segment incurred an operating loss of $5.1 million for the first half of 2004, compared to operating income of $1.8 million for the first half of 2003. Market conditions remained very competitive for consumer tissue products during the first half of 2004. Segment net sales were $157.1 million for the first half of 2004, 8% higher than the $145.5 million recorded for the 2003 period. The increase in net sales was due to an 8% increase in product shipments compared to the prior year period. Shipments were positively affected by the rollout of our ultra towel product. Segment expenses were higher for the first six months of 2004, totaling $162.2 million, versus $143.7 million in the first six months of 2003. Increased product shipments as well as start-up costs related to the new tissue machine in Las Vegas contributed to the unfavorable comparison. Higher production costs due to higher pulp, freight, energy and labor costs incurred in the first half of 2004 also adversely affected segment expenses. The segment also recorded a pre-tax charge of $1.2 million for a workforce reduction.

Our discontinued operations incurred a loss of $1.4 million, before taxes, for the first six months of 2003. The amount included costs associated with the sale of the Printing Papers segment assets in Brainerd, Minnesota, in February 2003.

Liquidity and Capital Resources

At June 30, 2004, our financial position included long-term debt of $618.3 million, including current installments on long-term debt of $1.1 million. Long-term debt at June 30, 2004 (including current installments) declined slightly from the December 2003 balance due to normal repayments on maturing debt of $0.5 million. Stockholders’ equity increased $84.7 million, largely due to net earnings of $71.4 million for the first half of 2004 and the issuance of treasury stock totaling $21.7 million, which were partially offset by dividend payments of $8.8 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 1.11 to 1 at June 30, 2004, compared to 1.31 to 1 at December 31, 2003.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2004, are as follows:

(Dollars in thousands)

2005	$1,508
2006	2,758
2007	6,559
2008	609
2009	100,810

Working capital totaled $314.1 million at June 30, 2004, an increase of $153.3 million from December 31, 2003. The significant changes in the components of working capital are as follows:

•	Short-term investments increased $154.5 million. Positive cash flow from increased operating earnings not immediately needed for operations or capital expenditures were invested in short-term bank instruments.

•	Receivables increased $17.7 million primarily as a result of increased sales and the corresponding increase in customer receivables.

•	Inventories declined $21.5 million largely as a result of seasonal decreases in log inventories.

Net cash provided by operations for the first half of 2004 totaled $183.8 million, compared with $69.2 million for the same period in 2003. Net earnings from continuing operations, versus a net loss in 2003, combined with an increase in deferred taxes were largely responsible for the favorable comparison. The net earnings were generally due to higher selling prices for wood products and pulp.

For the six months ended June 30, 2004, net cash used for investing was $184.9 million, compared to $44.1 million for the first six months of 2003. In 2004 we used $154.5 million to increase our short-term investments, as discussed above, and $25.5 million for capital spending. Capital spending in 2004 included $4.9 million towards completion of our new tissue machine in Las Vegas. The balance of capital spending in 2004 focused on forest resources and various small projects designed to improve product quality and manufacturing efficiency. Cash was used in the first half of 2003 primarily for increasing short-term investments and for capital spending projects, while the use of restricted cash to repay debt partially offset these activities.

Net cash provided by financing totaled $4.0 million for the six months ended June 30, 2004, compared with cash used for financing of $21.6 million during the same period in 2003. The majority of cash provided by financing in 2004’s first six months resulted from the issuance of treasury stock totaling $21.7 million. This amount was partially offset by a reduction in book overdrafts of $10.0 million and dividend payments of $8.8 million. The majority of the cash used in 2003 was for the retirement of long-term debt and for the payment of dividends.

Cash generated from discontinued operations in the first half of 2003 totaled $3.6 million, the net result of the sale of our Brainerd facility in February.

On June 29, 2004, we entered into a new three-year unsecured bank credit facility, which replaced a secured bank credit facility that expired on June 28, 2004. The new credit facility provides a revolving line of credit of up to $125 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of June 30, 2004, there were no borrowings outstanding under the new credit facility; however, approximately $11.6 million of the letter of credit subfacility is being used to support several outstanding letters of credit.

Both the agreement governing our bank credit facility and the indenture governing our $250 million 10% senior subordinated notes contain certain covenants that, among other things, restrict our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The bank credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the bank credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of June 30, 2004, we were in compliance with the covenants of our bank credit facility and the $250 million 10% senior subordinated notes.

We believe that our cash, cash flows from operations and available borrowings under our current bank credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our bank credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

As of June 30, 2004, Standard & Poor’s Ratings Services (S&P) rated our senior unsecured debt at BB+, with a stable outlook, and our senior secured bank loan rating at BBB-. The ratings have remained unchanged since January 30, 2003. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+ and our senior secured bank loan rating at BBB-. In March 2004, Fitch reaffirmed our ratings, but upgraded its outlook on the company from negative to stable. Moody’s Investors Service Inc.’s rating of our debt is currently Baa3 with a negative outlook. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk on pages 26-27 for additional information.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Quarter Ended June 30			Six Months Ended June 30
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net sales	$472,639	$368,094	28%	$893,061	$702,896	27%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	25,041	25,202	(1)%	52,124	52,061	—
Materials, labor and other operating expenses	330,449	311,915	6%	652,554	604,259	8%
Selling, general and administrative expenses	23,022	20,239	14%	45,477	37,491	21%
Restructuring charges	(87)	—	*	1,193	227	426%
Earnings from operations	94,214	10,738	777%	141,713	8,858	1,500%
Interest expense	(12,478)	(12,128)	3%	(24,338)	(24,890)	(2)%
Interest income	491	12,573	(96)%	619	12,640	(95)%
Provision (benefit) for taxes	32,659	4,361	649%	46,608	(1,323)	*
Earnings (loss) from continuing operations	49,568	6,822	627%	71,386	(2,069)	*
Discontinued operations:
Loss from discontinued operations	—	(283)	*	—	(1,389)	*
Income tax benefit	—	(110)	*	—	(542)	*
Net earnings (loss)	$49,568	$6,649	645%	$71,386	$(2,916)	*

*	Not a meaningful figure.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our bank credit facility, long-term debt and interest rate swap, and credit rate risk on our credit sensitive debentures.

During the quarter ended June 30, 2004, we had no borrowings outstanding under our bank credit facility. The interest rates applied to borrowings under the bank credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, in August 2003 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designated as a fair value hedge and called for the company to pay a variable interest amount, determined semi-annually in arrears and equal to LIBOR plus 4.80%, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. The terms of the swap allowed us to assume there was no ineffectiveness in the hedge. In March 2004, we terminated the interest rate swap and received a cash settlement of $6.0 million. The settlement represented the value of the swap at the time of termination. The cash settlement for the swap is being accreted to earnings until the 10% senior subordinated debentures are retired in 2011. In May 2004, we reinstated our fixed-to-variable interest rate swap, with identical terms as the swap we terminated in March 2004.

We currently have $100 million of credit sensitive debentures outstanding which pay interest to the debt holder based upon our credit ratings as established by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services, Inc. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate (%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ –AA–	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB–	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB–	13.500
B1 or lower	B+ or lower	14.000

On January 30, 2003, S&P announced that it had lowered our senior unsecured debt rating to BB+ from BBB-. The ratings downgrade caused the interest rate on our credit sensitive debentures to increase from 9.425% to 12.5%, effective January 30, 2003.

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our natural gas purchases during November 2003 through March 2004. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive loss, net of tax” to the extent the hedges are deemed effective, until the hedged item is recognized in the statement of operations. As of March 31, 2004, the derivative financial instruments entered into in the third quarter of 2003 had expired, and we have not entered into any additional instruments to hedge our expected future natural gas purchases.

The following table discloses quantitative information about market risks:

	Expected Maturity Date (as of December 31, 2003)						Total
	2004	2005	2006	2007	2008	Thereafter
(Dollars in thousands)
Long-term debt:
Fixed rate	$507	$1,508	$2,758	$6,559	$609	$606,844	$618,785
Average interest rate	6.0%	6.2%	6.4%	6.1%	6.8%	8.0%	8.0%
Fair value at 06/30/04							$651,401

Interest rate swap:
Fixed to variable	—	—	—	—	—	$165,000	$165,000
Average pay rate				6-month LIBOR in arrears + 4.8%
Average receive rate						10.0%	10.0%
Fair value at 06/30/04							$(1,029)

ITEM 4. Disclosure Controls and Procedures

Potlatch maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), which are designed to ensure that information required to be disclosed by Potlatch in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Potlatch’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating Potlatch’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Potlatch’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of Potlatch’s disclosure controls and procedures as of the end of the fiscal quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that Potlatch’s disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

There were no changes in Potlatch’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Potlatch’s internal control over financial reporting.

PART II

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 3, 2004, the company’s stockholders voted on three proposals as follows:

Proposal 1

Election of Three Directors
	Votes For	Votes Withheld
Gregory L. Quesnel	44,654,458	5,743,047
Michael T. Riordan	47,288,358	3,109,148
L. Pendleton Siegel	46,702,514	3,694,991

Proposal 2

Stockholder Proposal Urging Preparation of Dividend Policy Report

Votes For	3,014,067
Votes Against	43,491,191
Abstentions	745,649
Broker Non-Votes	3,146,597

Proposal 3

Stockholder Proposal Urging Elimination of Time-Phased Voting

Votes For	16,140,281
Votes Against	30,810,684
Abstentions	299,943
Broker Non-Votes	3,146,597

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

The exhibit index is located on page 30 of this Form 10-Q.

Reports on Form 8-K

A current report on Form 8-K was filed on April 20, 2004. Under Item 7, Financial Statements and Exhibits, we furnished our first quarter earnings release.

A current report on Form 8-K was filed on May 7, 2004. Under Item 5, Other Events, we reported that effective May 5 we reinstated our fixed-to-variable interest rate swap, which is used to hedge $165 million of our $250 million principal amount 10% senior subordinated debentures due 2011.

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

Date: August 6, 2004

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

PART II

(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(10) (i)	Compensation of Directors, dated May 20, 2004.

(10) (r) *	Credit Agreement, dated as of June 29, 2004, filed as Exhibit 1 to the current report on Form 8-K filed July 7, 2004.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350

*	Incorporated by reference.