Form 10-Q
period 2004-09-30
POTLATCH CORP
filed 2004-11-09
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares of common stock outstanding as of September 30, 2004: 29,720,505 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.    Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands – except per–share amounts)

	Quarter Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales	$370,100	$307,174	$1,029,874	$895,427

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	22,465	21,822	66,796	65,921
Materials, labor and other operating expenses	275,564	258,748	821,738	763,571
Selling, general and administrative expenses	20,668	19,264	63,654	54,587
Restructuring charges	–	–	1,193	227

	318,697	299,834	953,381	884,306

Earnings from operations	51,403	7,340	76,493	11,121
Interest expense	(12,484)	(12,234)	(36,822)	(37,124)
Interest income	1,078	515	1,697	13,155

Earnings (loss) before taxes	39,997	(4,379)	41,368	(12,848)
Provision (benefit) for taxes (Note 3)	15,798	(3,165)	16,340	(6,468)

Earnings (loss) from continuing operations	24,199	(1,214)	25,028	(6,380)

Discontinued operations (Note 4):
Earnings from discontinued operations (including gain (loss) on disposal of $269,544, $–, $269,544 and ($45))	306,857	38,312	423,480	42,000
Income tax provision	121,209	14,942	167,275	16,380

	185,648	23,370	256,205	25,620

Net earnings	209,847	22,156	281,233	19,240

Other comprehensive loss, net of tax:
Cash flow hedges (Note 5):
Net derivative losses, net of income tax benefit of $–, $220, $44 and $220	–	(427)	(68)	(427)

Comprehensive income	$209,847	$21,729	$281,165	$18,813

Earnings (loss) per common share from continuing operations (Note 6):
Basic	$.82	$(.04)	$.85	$(.22)
Diluted	.81	(.04)	.85	(.22)
Earnings per common share from discontinued operations:
Basic	6.26	.81	8.70	.89
Diluted	6.24	.81	8.66	.89
Net earnings per common share:
Basic	7.08	.77	9.55	.67
Diluted	7.05	.77	9.51	.67
Dividends per common share (annual rate)	.60	.60	.60	.60
Average shares outstanding (in thousands):
Basic	29,638	28,734	29,460	28,677
Diluted	29,769	28,760	29,570	28,677

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

Unaudited (Dollars in thousands – except per–share amounts)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash	$9,297	$7,190
Restricted cash (Note 8)	2,033	–
Short-term investments (Note 9)	737,700	40,091
Receivables, net	106,070	91,050
Inventories (Note 10)	136,135	140,351
Prepaid expenses	23,572	18,315
Assets held for sale (Note 4)	–	176,596

Total current assets	1,014,807	473,593
Land, other than timberlands	8,344	7,850
Plant and equipment, at cost less accumulated depreciation	574,562	600,964
Timber, timberlands and related logging facilities	401,843	396,482
Other assets	114,912	118,488

	$2,114,468	$1,597,377

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long–term debt (Note 12)	$255,903	$507
Accounts payable and accrued liabilities	323,956	158,185
Liabilities related to assets held for sale (Note 4)	–	11,125

Total current liabilities	579,859	169,817
Long-term debt (Note 12)	362,405	618,278
Other long-term obligations	253,166	266,514
Deferred taxes	150,365	71,917
Stockholders’ equity	768,673	470,851

	$2,114,468	$1,597,377

Stockholders’ equity per common share	$25.86	$16.33
Working capital	$434,948	$303,776
Current ratio	1.8:1	2.8:1

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30
	2004	2003
Cash Flows From Continuing Operations
Net earnings	$281,233	$19,240
Adjustments to reconcile net earnings to net operating cash flows:
Earnings from discontinued operations	(93,131)	(25,647)
Loss (gain) on disposal of discontinued operations	(163,074)	60
Depreciation, amortization and cost of fee timber harvested	66,796	65,921
Deferred taxes	(44)	9,691
Working capital changes	41,040	31,148
Other, net	(1,588)	(1,859)

Net cash provided by operating activities of continuing operations	131,232	98,554

Cash Flows From Investing
Decrease (increase) in restricted cash	(2,033)	15,069
Increase in short-term investments	(697,609)	(10,445)
Additions to plant and properties	(36,038)	(59,692)
Other, net	(4,807)	(7,263)

Net cash used for investing activities of continuing operations	(740,487)	(62,331)

Cash Flows From Financing
Change in book overdrafts	3,822	(3,311)
Decrease in notes payable	–	(40,000)
Repayment of long-term debt	(477)	(16,377)
Issuance of treasury stock	29,011	4,091
Dividends	(13,212)	(12,901)
Other, net	5,912	8,847

Net cash provided by (used for) financing activities of continuing operations	25,056	(59,651)

Cash from continuing operations	(584,199)	(23,428)
Cash from discontinued operations	586,306	30,543

Increase in cash	2,107	7,115
Cash at beginning of period	7,190	8,973

Cash at end of period	$9,297	$16,088

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2004 and 2003 were $35.9 million and $34.9 million, respectively. Net income tax payments (refunds) for the nine months ended September 30, 2004 and 2003 were $2.5 million and ($12.3) million, respectively.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1. GENERAL – The accompanying condensed balance sheets at September 30, 2004, and December 31, 2003, the statements of operations and comprehensive income for the quarters and nine months ended September 30, 2004 and 2003, and the condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments. On August 25, 2004, we entered into a definitive agreement with Ainsworth Lumber Co. Ltd. for the sale of our oriented strand board (OSB) facilities and associated assets. The sale was completed in late September. As a result, the OSB operations have been classified as “discontinued operations” and “assets held for sale” in the financial statements presented herein.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS – In December 2003, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement was effective for financial statements with fiscal years ending after December 15, 2003. It requires annual disclosures in addition to those required by the original Statement No. 132 regarding assets, obligations, cash flows and the net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The revised statement also adds new disclosure requirements for interim financial reports. The required disclosures are contained in Note 11, “Pension and Other Postretirement Benefit Plans,” on pages 8-9 of this Form 10-Q.

NOTE 3. INCOME TAXES – The income tax provision and benefit presented in the statements of operations have been computed by applying an estimated annual effective tax rate. This rate was 39.5% for the quarter and nine months ended September 30, 2004. During the third quarter of 2003, the tax rate of 39%, which had been used in the first half of 2003, was revised to 34% to reflect our ability to apply anticipated tax credits to our 2003 tax provision. The revised rate resulted in a tax provision for 2003’s first nine months of $9.9 million. In allocating the $9.9 million tax provision between continuing operations and discontinued operations for presentation in the current Statements of Operations, the benefit from the anticipated tax credits was allocated to continuing operations, resulting in a tax benefit of $6.5 million for the nine months ended 2003. A tax rate of 39% was applied to income from discontinued operations in 2003.

NOTE 4. DISCONTINUED OPERATIONS – On August 25, 2004, we entered into a definitive agreement with Ainsworth Lumber Co. Ltd. for the sale of our OSB facilities and associated assets for $452.6 million in cash, after closing adjustments. The sale was completed in late September. As a result of the transaction, we recorded a pre-tax gain of $269.5 million in the third quarter of 2004. For the third quarter and nine months of 2004, pre-tax operating income of $37.3 million and $153.9 million, respectively, are classified as discontinued operations in the Statements of Operations and Comprehensive Income, as required by SFAS No. 144.

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income for 2003 include quarterly and nine months pre-tax operating income for the OSB operations of $38.3 million and $43.4 million, respectively. Also included in the amount for the 2003 nine month period was a $1.4 million pre-tax loss related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003.

The assets and liabilities of the OSB operations are presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities were as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Assets
Receivables, net	$–	$14,295
Inventories	–	19,327
Land, other than timberlands	–	981
Plant and equipment, net	–	139,378
Timber, timberlands and related logging facilities	–	2,417
Other assets	–	198

Total assets held for sale	$–	$176,596

Liabilities
Accounts payable and accrued liabilities	$–	$11,125

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

The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Quarter Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Basic average common shares outstanding	29,638,372	28,733,600	29,460,494	28,676,662
Incremental shares due to common stock options	130,619	26,621	109,705	70

Diluted average common shares outstanding	29,768,991	28,760,221	29,570,199	28,676,732

Stock options to purchase 515,075, 2,331,075, 1,002,125 and 2,695,575 shares of common stock for the quarters ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

NOTE 7. STOCK-BASED COMPENSATION – We currently have three stock incentive plans under which options or performance share awards are outstanding. We apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. No compensation cost is recognized for options granted under the plans when the exercise price is equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense is recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measures will be met. Compensation expense related to performance shares was $0.2 million and $0.7 million, before taxes, for the quarter and nine months ended September 30, 2004, respectively.

Had compensation costs been determined based on the fair value at the grant dates for option and performance share awards under those plans as prescribed by SFAS No. 123, our net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts indicated below:

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands-except per-share amounts)	2004	2003	2004	2003
Net earnings, as reported	$209,847	$22,156	$281,233	$19,240

Add: stock based compensation expense recorded under APB No. 25, net of tax	146	—	405	—

Deduct: stock based compensation determined under SFAS No. 123, net of tax	(358)	(496)	(1,190)	(1,492)

Pro forma net earnings	$209,635	$21,660	$280,448	$17,748

Basic net earnings per share, as reported	$7.08	$.77	$9.55	$.67
Diluted net earnings per share, as reported	7.05	.77	9.51	.67
Pro forma basic net earnings per share	7.07	.76	9.52	.62
Pro forma diluted net earnings per share	7.04	.76	9.49	.62

NOTE 8. RESTRICTED CASH – In September 2004, we placed $2.0 million into an escrow account which were invested in U.S. Treasury obligations. The use of the escrow account is restricted to the repayment in November 2004 of $2.0 million in industrial revenue bonds plus accrued interest. The bonds were called in conjunction with the sale of our OSB operations.

NOTE 9. SHORT-TERM INVESTMENTS – Proceeds from the sale of the OSB operations, as well as cash flow not needed for operations, have been invested in short-term money market and triple-A rated corporate and municipal bonds. These investments have very short maturity periods (from 1 day to 28 days) and earn interest at slightly under two percent on average. We expect to utilize a substantial portion of the short-term investments in the fourth quarter of 2004 for debt repayment, a special dividend, an accelerated stock buyback program, qualified pension plan funding and working capital needs.

NOTE 10. INVENTORIES – Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Raw materials	$64,668	$59,451
Finished goods	71,467	80,900

	$136,135	$140,351

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – The tables below detail the components of net periodic costs (benefit):

Quarters ended September 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$2,651	$2,301	$965	$813
Interest cost	8,459	8,656	4,808	5,524
Expected return on plan assets	(14,494)	(14,721)	–	(137)
Amortization of prior service cost	452	445	(520)	(524)
Recognized actuarial loss (gain)	54	(44)	1,044	1,923
Recognized net initial asset	–	(10)	–	–

Net periodic cost (benefit)	$(2,878)	$(3,373)	$6,297	$7,599

Nine months ended September 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$7,965	$6,755	$2,519	$1,717
Interest cost	25,416	25,412	14,116	11,667
Expected return on plan assets	(43,551)	(43,218)	–	(289)
Amortization of prior service cost	1,358	1,307	(1,333)	(1,107)
Recognized actuarial loss (gain)	164	(129)	5,517	4,060
Recognized net initial asset	–	(30)	–	–

Net periodic cost (benefit)	$(8,648)	$(9,903)	$20,819	$16,048

The pension benefits presented above do not reflect a cost of $1.1 million related to the sale of our OSB operations, which is included in “Earnings from discontinued operations” in the statement of operations.

Due to the funded status of our pension plans at December 31, 2003, no minimum pension contributions are required for 2004. In the footnotes to our financial statements for the year ended December 31, 2003, we estimated contributions to our non-qualified pension plan in 2004 would total approximately $1.2 million. As of September 30, 2004, $0.9 million of contributions had been made. As a result of our cash position from the sale of our OSB operations, we recently announced our intention to make a contribution of $57.9 million to our qualified pension plans in the fourth quarter, which represents the maximum deductible amount allowed in 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Pursuant to guidance provided in FASB Staff Position (FSP) FAS 106-2, we have determined, with the assistance of consulting actuaries, that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. We have chosen the prospective application option for adoption of the FSP as of July 1, 2004. The effects of the Act on the accumulated postretirement benefit obligation (APBO) were measured at July 1, 2004 and were determined to reduce the APBO by $25.9 million. The aggregate effect on service cost, interest cost, and amortization of (gain)/loss for the second half of 2004 is an actuarial gain of $2.2 million. A portion of this gain is reflected in the tables presented above.

NOTE 12. DEBT – In September 2004 we notified holders of certain of our outstanding revenue bonds, totaling $10.3 million, of our intention to redeem the bonds in the fourth quarter of 2004. A portion of the bonds has been defeased through the creation of a restricted cash account (see Note 8). Accordingly, at September 30, 2004, the bonds have been classified as current installments on long-term debt in the Balance Sheets.

On October 6, 2004, we announced that our Board of Directors had authorized a tender offer for our outstanding $250 million 10% Senior Subordinated Notes due 2011. As of October 20, $244.5 million of the notes were tendered, and they were subsequently redeemed on October 21. Accordingly, $244.5 million of the notes have been classified as current installments on long-term debt in the Balance Sheets. The related premium of $40.0 million, deferred debt issuance costs of $4.7 million and interest rate swap settlements of $24.4 million will be recognized in operations in the fourth quarter, resulting in a total net charge of $20.4 million.

In August 2003 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated notes. The swap was designated as a fair value hedge and called for the company to pay a variable interest amount, determined semi-annually in arrears and equal to the London Interbank Offered Rate (LIBOR) plus 4.80%, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated notes. The terms of the swap allowed us to assume no ineffectiveness in the hedge. In March 2004, we terminated the swap and received a cash settlement of $6.0 million. In May 2004, we reinstated the fixed-to-variable interest rate swap under the same terms as the swap that was terminated in March. In August 2004, we terminated the reinstated swap and received a cash settlement of $3.2 million. In October

2004, as a result of our early repayment of $244.5 million of our senior subordinated notes, we recognized in earnings $24.4 million of the aggregate cash settlements received from these and prior interest rate swaps. The remaining portion of the cash settlements on the swaps, totaling $0.5 million, is being accreted to earnings until the remaining 10% senior subordinated notes mature in 2011. We have the right to call these notes beginning July 15, 2006.

NOTE 13. SEGMENT INFORMATION –

(Dollars in thousands)	Quarter Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Segment Sales
Resource	$93,039	$73,616	$199,613	$180,416

Wood products
Lumber	97,402	74,903	269,329	212,622
Plywood	15,422	13,973	47,039	33,090
Particleboard	5,196	4,182	15,285	11,378
Other	6,832	6,532	20,672	21,835

	124,852	99,590	352,325	278,925

Pulp and paperboard
Paperboard	125,302	101,967	353,695	322,188
Pulp	16,901	17,381	47,442	43,903

	142,203	119,348	401,137	366,091

Consumer products	82,354	78,974	239,467	224,452

	442,448	371,528	1,192,542	1,049,884
Elimination of intersegment sales	(72,348)	(64,354)	(162,668)	(154,457)

Total consolidated net sales	$370,100	$307,174	$1,029,874	$895,427

Intersegment sales or transfers
Resource	$56,232	$49,881	$118,578	$114,487
Wood products	3,112	2,936	8,927	8,864
Pulp and paperboard	12,980	11,517	35,100	31,042
Consumer products	24	20	63	64

Total	$72,348	$64,354	$162,668	$154,457

Operating Income (Loss)
Resource	$30,206	$13,578	$49,015	$48,233
Wood products	26,352	5,621	61,975	(724)
Pulp and paperboard	12,212	(3,308)	10,323	(13,800)
Consumer products	(4,977)	108	(10,032)	1,936
Eliminations	(2,299)	90	(195)	(1,240)

	61,494	16,089	111,086	34,405
Corporate	(21,497)	(20,468)	(69,718)	(47,253)

Consolidated earnings (loss) from continuing operations before taxes	$39,997	$(4,379)	$41,368	$(12,848)

NOTE 14. SUBSEQUENT EVENT – On October 25, 2004, we announced that, following the successful tender offer for the company’s $250 million in senior subordinated notes, the Board of Directors authorized a special cash dividend of $2.50 per share, payable on November 29, 2004, to stockholders of record as of the close of business on November 10, 2004. Based on the current 29.7 million shares outstanding, the dividend payout is expected to total approximately $75 million. The Board of Directors also authorized the repurchase of $75 million of company stock through an accelerated stock buyback program. The Board authorization for this stock repurchase supercedes a previous authorization to repurchase up to 2 million shares announced in December 1999, under which authorization 910,900 shares were repurchased.

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

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 13 manufacturing facilities, located primarily in Arkansas, Idaho, Minnesota and Nevada. Our business is organized into four segments:

•	The Resource segment manages our timberlands, which supply a portion of the logs, wood chips, pulpwood and other fiber to our manufacturing segments, as well as to third parties. Intersegment sales are based on prevailing market prices for wood fiber. For the first nine months of 2004, Resource segment net sales were $199.6 million, representing approximately 17% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $118.6 million for the period. In addition to wood fiber sales, net sales for the segment include revenue generated from the sale of land that occurs from time to time as part of the normal management of our timberland base.

•	The Wood Products segment manufactures lumber, plywood, and particleboard at seven mills located in Arkansas, Idaho and Minnesota. These products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales from continuing operations were $352.3 million for the first nine months of 2004, representing approximately 29% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $8.9 million for the period. In September 2004, we sold three facilities and related assets in Bemidji, Cook and Grand Rapids, Minnesota, which produce OSB to Ainsworth Lumber Co. Ltd. Financial results for the OSB operations and sale of the facilities have been included in discontinued operations in the financial statements.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $401.1 million for the first nine months of 2004, representing approximately 34% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $35.1 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis by major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and two additional tissue converting facilities located in Illinois and Michigan. Consumer Products segment net sales were $239.5 million for the first nine months of 2004, representing approximately 20% of our net sales from continuing operations before elimination of intersegment sales. The segment did not have significant intersegment sales during the period.

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income include the results of operations for the first nine months of 2004 and 2003 for the OSB operations sold to Ainsworth Lumber Co. Ltd. in September 2004 and the gain recognized as a result of the sale. Also included in discontinued operations for 2003 are costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003.

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

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our softwood lumber products. In 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. Negotiations continue between the two countries to resolve the dispute, although both countries are pursuing their own independent litigation and administrative remedies. Any resulting agreement or other determination could have a significant effect on lumber markets in the United States.

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

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our overall results of operations are favorably affected to the extent we can supply wood fiber from our own timberlands, due to its low cost basis relative to wood fiber purchased on the open market. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels, changes in our manufacturing capacity and changes in the amount of timber sales to third parties. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases, nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

The disparity between cost of fee timber harvested and the cost of timber purchased is caused by the fact that the capitalized costs to establish the fee timber were expended many years ago. The initial stand establishment costs remain as a capitalized asset until the timber reaches maturity (becomes merchantable), which typically ranges from 30 to 60 years. On-going forest management costs include recurring items necessary to the ownership and administration of timber producing property and are expensed as incurred. The cost of purchased timber is significantly higher due to the fact that the timber being purchased from third parties is mature and is sold by them at the current market price.

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset dispositions, have significantly affected our results of operations in recent periods. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited and exited the printing papers business. In August 2002, we sold a hardwood sawmill in Arkansas. During the first nine months of 2004, we have been in the process of bringing a newly constructed tissue machine in Las Vegas, Nevada, up to full operating production, which we anticipate will produce 30,000 tons a year. In June 2004, we began operating a tissue converting facility in Elwood, Illinois. In September 2004, we sold our three OSB operations in Bemidji, Cook and Grand Rapids, Minnesota. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

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

Long-lived assets.    Due to the capital-intensive nature of our industry, a significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-

lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with SFAS No. 144. The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs (revenues, costs, capital spending) are subject to frequent change for many different reasons, as previously described in “Factors Affecting Our Results of Operations.” Because of the number of variables involved, the interrelationship between the variables, and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets.

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

Restructuring charges and discontinued operations.    In May 2002 we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was subsequently sold in 2003. In July 2002, we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. In January 2004, we recorded a charge for a workforce reduction in our Consumer Products segment. In September 2004, we sold our three OSB operations in Minnesota. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the event. In making these judgements, we considered contractual obligations, legal liabilities, and possible incremental costs incurred as a result of restructuring plans to determine the liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences, although no material adjustments to our original estimates have occurred for the events described above.

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

Note 12 to our 2003 Form 10-K consolidated financial statements includes information for the three years ended December 31, 2003, on the components of pension and OPEB expense, the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2003 and 2002. Note 11, “Pension and Other Postretirement Benefit Plans,” on pages 8-9 of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and nine months ended September 30, 2004 and 2003.

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

An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would reduce pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. Total periodic pension plan income in 2003 was $13.3 million. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $1.1 million. A 25 basis point change in the assumption for expected return on plan assets would affect plan expense by approximately $1.5 million. The actual return rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

No minimum pension contributions are required for 2004 due to the funded status of our pension plans at December 31, 2003. We estimate contributions to our nonqualified pension plan will total approximately $1.2 million in 2004. As a result of our cash position from the sale of our OSB operations, we recently announced our intention to make a contribution of $57.9 million to our qualified pension plans in the fourth quarter, which represents the maximum tax-deductible amount allowed in 2004.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement was effective for financial statements with fiscal years ending after December 15, 2003. It requires disclosures in addition to those contained in the original Statement No. 132 about assets, obligations, cash flows and the net periodic benefit cost of defined pension plans and other postretirement benefit plans. The information contained in Note 12 to our 2003 Form 10-K financial statements incorporates the additional annual disclosure requirements. The revised statement also added new disclosure requirements for interim financial reports. The information contained in Note 11, “Pension and Other Postretirement Benefit Plans,” on pages 8-9 of this Form 10-Q, incorporates the additional interim disclosure items required by the revised Statement No. 132.

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

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income for the quarter and nine months ended September 30, 2004 and 2003, include the results of operations for the OSB operations sold to Ainsworth Lumber Co. Ltd. in September 2004 and the gain recognized as a result of the sale. Also included in the results for the nine months ended September 30, 2003, are costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003. The discussion below addresses our continuing businesses. Certain 2003 amounts discussed below have been conformed to 2004 classifications as a result of the OSB divestiture.

Quarter Ended September 30, 2004, Compared to Quarter Ended September 30, 2003

Net Sales – Consolidated net sales increased 20%, to $370.1 million for the quarter ended September 30, 2004, from $307.2 million for the same period in 2003. Resource segment net sales of $36.8 million increased $13.1 million compared to the third quarter of 2003 largely due to increased land sales revenue. Wood Products net sales increased $25.1 million to $121.7 million as a result of higher selling prices for lumber and panel products. Pulp and Paperboard segment net sales were $129.2 million, $21.4 million higher than the prior year period due to increased paperboard shipments and selling prices. Net sales for the Consumer Products segment increased $3.4 million, to $82.3 million for the third quarter of 2004, due to higher selling prices for consumer tissue products.

Depreciation, amortization and cost of fee timber harvested – For the quarter ended September 30, 2004, depreciation, amortization and cost of fee timber harvested totaled $22.5 million, slightly higher than the prior year amount of $21.8 million. Small increases in depletion expense in Idaho and Arkansas constitute the majority of the difference between the periods.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased 6% to $275.6 million for the quarter ended September 30, 2004, from $258.7 million for the third quarter of 2003. The higher costs were due primarily to an increase in shipments of paperboard and higher production costs for consumer tissue products.

Selling, general and administrative expenses – Selling, general and administrative expenses were $20.7 million for the third quarter of 2004, compared to $19.3 million incurred for the same period of 2003, due principally to an increase in corporate administration and research expense.

Interest expense, net of capitalized interest – Interest expense totaled $12.5 million for the quarter ended September 30, 2004, compared to $12.2 million in the prior year period. During the third quarter of 2003, we capitalized $0.9 million of interest for our tissue machine project in Las Vegas. No interest was capitalized in the third quarter of 2004. The interest capitalized in 2003 more than offset interest expense for borrowings outstanding under our bank credit facility during the third quarter of 2003. We had no borrowings outstanding under our bank credit facility in the third quarter of 2004.

Interest income – For the quarter ended September 30, 2004, interest income was $1.1 million, compared to $0.5 million for the 2003 period. Higher short–term investment balances during the current quarter were responsible for the favorable comparison.

Provision (benefit) for taxes – For the quarter ended September 30, 2004, we recorded an income tax provision of $15.8 million on earnings from continuing operations of $40.0 million, based on an estimated annual effective tax rate of 39.5%.

During the third quarter of 2003, the tax rate of 39% that had been used in the first half of 2003 was revised to 34% to reflect our ability to apply anticipated tax credits to our 2003 tax provision. The revised rate resulted in a tax provision for 2003’s third quarter of $11.8 million. In allocating the $11.8 million tax provision between continuing operations and discontinued operations for presentation in the current statements of operations, the benefit from the anticipated tax credits was allocated to continuing operations, resulting in a tax benefit of $3.2 million. A tax rate of 39% was applied to income from discontinued operations in 2003.

Earnings (loss) from continuing operations – We recorded earnings from continuing operations of $24.2 million for the quarter ended September 30, 2004, compared to a loss of $1.2 million for the same period in 2003. Improved earnings in the Resource, Wood Products and Pulp and Paperboard segments were largely responsible for the favorable comparison.

Discontinued operations – Discontinued operations for the third quarters of 2004 and 2003 include the results for our OSB operations. For the portion of the third quarter of 2004 during which they operated under our ownership, these operations recorded pre–tax income of $37.3 million. For the third quarter of 2003, pre-tax earnings on discontinued operations were $38.3 million. Third quarter 2004 and 2003 discontinued operations net sales were $92.7 million and $93.1 million, respectively. A gain on the sale of the operations, totaling $269.5 million before taxes, was recorded in September 2004.

Other comprehensive loss, net of tax – For the quarter ended September 30, 2003, we recorded a net derivative loss due to cash flow hedges of $0.4 million, after tax. There were no cash flow hedges outstanding during the third quarter of 2004.

Discussion of business segments – The Resource segment reported operating income of $30.2 million for the third quarter of 2004, $16.6 million higher than the $13.6 million earned in the same period of 2003.

Segment net sales were $93.0 million for the third quarter of 2004 compared to $73.6 million for the 2003 period. A significant portion of the increases in operating income and net sales was due to increased sales of nonstrategic land (land either unsuited for long-term timber management or of greater value to others for non-timber uses) and the sale of conservation easements, totaling $12.0 million in the third quarter of 2004 versus $3.1 million in the third quarter of 2003. The portion of land sale revenue generated by the sale of conservation easements amounted to $4.1 million in the third quarter of 2004 and $0.5 million in the third quarter of 2003. Land sale revenue amounts (including easement revenues) usually vary, sometimes significantly, from period to period due to the unique characteristics of each transaction, and therefore no trends should be inferred by period to period comparison of these transactions. Higher sales prices for logs in Idaho also contributed significantly to the positive results for 2004’s third quarter. Resource segment expenses were $62.8 million in the third quarter of 2004 compared to $60.0 million in the third quarter of 2003, as a result of slightly higher costs for purchased timber and logging. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $26.4 million for the third quarter of 2004, compared to $5.6 million recorded in the third quarter of 2003. Markets for wood products, which have been strong since the third quarter of 2003, continued to be favorable during the third quarter of 2004. Net sales for the segment rose to $124.9 million for the third quarter of 2004, 25% higher than the $99.6 million recorded for the 2003 period. Lumber net sales were $97.4 million, up from $74.9 million in 2003. The favorable comparison was due to a 31% increase in lumber selling prices. Plywood net sales increased to $15.4 million for the third quarter of 2004, compared to $14.0 million in 2003. Sales prices were 27% higher than the same period a year ago, which more than offset 13% lower shipment volume. Shipments in the third quarter of 2004 were comparable to production during the period, whereas third quarter 2003 shipments reflected the reduction of inventory levels as well. Particleboard net sales were $5.2 million for the third quarter of 2004, compared to $4.2 million for the third quarter of 2003, as a result of a 47% increase in sales prices, partially offset by a 16% decline in shipments. Particleboard shipments for the third quarter of 2003 also reflected a reduction in inventory levels. Segment expenses were slightly higher for the third quarter of 2004, totaling $98.5 million versus $94.0 million in 2003. Higher wood fiber costs were primarily responsible for the higher expense amount.

The Pulp and Paperboard segment reported operating income for 2004’s third quarter of $12.2 million, compared to a loss of $3.3 million for the same period of 2003. Segment net sales were $142.2 million for the third quarter of 2004, up from $119.3 million for the 2003 period. Paperboard net sales increased to $125.3 million, compared to $102.0 million in the third quarter of 2003. Shipments increased 21% and selling prices were slightly higher compared to the prior year’s third quarter. Higher production at the segment’s Idaho and Arkansas facilities and improving demand were responsible for the increase in shipments. Pulp sales (including intersegment sales) were $16.9 million for the third quarter of 2004, compared to $17.4 million for the same period in 2003. The decrease in pulp sales for 2004 was due largely to a decrease in shipments to external customers and to the Consumer Products segment. Higher pulp selling prices partially offset the reduction in shipments. Although pulp production was slightly higher than the third quarter of 2003, greater internal usage due to increased paperboard production reduced the volume available for sale. Segment expenses were $130.0 million for the third quarter of 2004, compared to $122.7 million in the third quarter of 2003. The increase reflected greater volumes of paperboard shipments for the current quarter of 2004 compared to 2003, although costs per ton of shipments were less due to production improvements. Operating income for the third quarter of 2004 included $3.0 million received from the bankruptcy liquidation of Beloit Corporation. The entire amount was recorded as income due to the write-off in 2001 of the claim.

The Consumer Products segment incurred an operating loss of $5.0 million for the third quarter of 2004, compared to operating income of $0.1 million recorded in the third quarter of 2003. Markets for consumer tissue products continued to be very competitive during the quarter. Segment net sales improved to $82.4 million versus the $79.0 million recorded for the 2003 period. Selling prices increased 6%, but were partially offset by a 2% decline in product shipments compared to the prior year period. Shipments and selling prices were positively affected by the addition to the segment’s product mix of the new ultra towel product manufactured at the Las Vegas tissue facility. Higher segment expenses more than offset the increase in net sales, totaling $87.3 million for the third quarter of 2004, versus $78.9 million in 2003. Higher production costs due to higher pulp, freight, energy and labor costs contributed to the quarter-over-quarter increase.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

Net Sales – Net sales increased 15%, to $1,029.9 million for the nine months ended September 30, 2004, from $895.4 million for the same period in 2003. Resource net sales increased to $81.0 million, compared to $65.9 million for the first nine months of 2003. Increased log sales to third parties and higher selling prices were largely responsible for the improvement. Wood Products net sales increased 27% to $343.4 million as a result of higher selling prices for lumber, plywood and particleboard products, and higher plywood shipments. Pulp and Paperboard segment net sales were $366.0 million, $31.0 million higher than the 2003 period due to increased paperboard shipments. Consumer Products segment net sales increased to $239.4 million from $224.4 million due to a 4% increase in shipments and slightly higher selling prices compared to the first nine months of 2003.

Depreciation, amortization and cost of fee timber harvested – For the nine months ended September 30, 2004, depreciation, amortization and cost of fee timber harvested totaled $66.8 million, a slight increase compared to $65.9 million recorded in the first nine months of 2003.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $821.7 million for the nine months ended September 30, 2004, from $763.6 million for the nine months ended September 30, 2003. The higher costs were due primarily to an increased volume of log sales and increased shipments of plywood, paperboard and consumer tissue products. Higher wood fiber costs for all segments and higher energy costs for the consumer products segment also contributed to the increase.

Selling, general and administrative expenses – Selling, general and administrative expenses were $63.7 million for the first nine months of 2004, compared to $54.6 million incurred for the same period of 2003. The higher expense was due principally to an increase in corporate administration expense, higher research expense and slightly higher selling expenses for the Consumer Products and Pulp and Paperboard segments.

Restructuring charges – A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. By June 2004, all costs had been incurred for the workforce reduction, resulting in a reversal in the second quarter of less than $0.1 million to the initial charge. During the first quarter of 2003 we recorded a pre-tax charge of $0.2 million for costs related to terminated employees whose services had been retained beyond the initial 60-day period following announced job eliminations in 2002.

Interest expense, net of capitalized interest — Interest expense totaled $36.8 million for the nine months ended September 30, 2004, compared to $37.1 million in the prior year period. Higher interest expense in the first nine months of 2003 was due to borrowings outstanding under our bank credit facility during the period and interest on $15.0 million of medium-term notes, which matured in April 2003. Interest expense in 2003 did not include $1.8 million of capitalized interest, compared to $0.4 million of capitalized interest for the first nine months of 2004.

Interest income – For the nine months ended September 30, 2004, interest income was $1.7 million, compared to $13.2 million for the same period in 2003. The 2003 amount consisted primarily of the receipt of $12.5 million of interest income in conjunction with a settlement with the Internal Revenue Service for tax years 1989 through 1994.

Provision (benefit) for taxes – For the nine months ended September 30, 2004, we recorded an income tax provision of $16.3 million on earnings from continuing operations of $41.4 million, based on an estimated effective tax rate of 39.5%.

During the third quarter of 2003, the tax rate of 39% that had been used in the first half of 2003 was revised to 34% to reflect our ability to apply anticipated tax credits to our 2003 tax provision. The revised rate resulted in a tax provision for 2003’s first nine months of $9.9 million. In allocating the $9.9 million tax provision between continuing operations and discontinued operations for presentation in the current statements of operations, the benefit from the anticipated tax credits was allocated to continuing operations, resulting in a tax benefit of $6.5 million for the nine months ended 2003. A tax rate of 39% was applied to income from discontinued operations in 2003.

Earnings (loss) from continuing operations – We recorded earnings from continuing operations of $25.0 million for the nine months ended September 30, 2004, compared to a loss from continuing operations of $6.4 million for the same period in 2003. Improved earnings in the Wood Products and Pulp and Paperboard segments more than offset a decline in Consumer Products segment results.

Discontinued operations – Discontinued operations for the nine months ended September 30, 2004 and 2003 included the results for our OSB operations. Also included in the results for the 2003 period are costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003. For the first nine months of 2004 the OSB operations recorded pre-tax income of $153.9 million. A gain on the sale of the OSB operations, totaling $269.5 million before taxes, was recorded in September 2004. For the first nine months of 2003, pre-tax earnings for the OSB operations were $43.4 million and the pre-tax loss related to the printing papers mill totaled $1.4 million. Net sales for discontinued operations for the nine months ended September 30, 2004 and 2003 were $326.0 million and $207.7 million, respectively.

Other comprehensive loss, net of tax – For the nine months ended September 30, 2004, we recorded a net derivative loss due to cash flow hedges of $0.1 million, after-tax, compared to an after-tax loss of $0.4 million recorded for the same period of 2003.

Discussion of business segments – The Resource segment reported operating income of $49.0 million for the first nine months of 2004, slightly higher than $48.2 million recorded in the same period of 2003. Segment net sales were $199.6 million for the first nine months of 2004, compared to the $180.4 million recorded for the 2003 period. Increased log sales to third parties in Idaho during the first nine months of 2004 were responsible for the improvement. Revenue from sales of nonstrategic land was $17.1 million in the first nine months of 2004 compared to $16.5 million in the first nine months of 2003. Conservation easement revenue of $4.1 million was included in the total land sales revenues for 2004, while $0.5 million was included in the 2003 figure. Although land sale revenues were approximately equal for the 2004 and 2003 periods, the types of transactions generating revenues and the transaction dates within the periods varied significantly, indicating that no long-term pattern or trends should be associated with this portion of the segment’s operating activities. Resource segment expenses were $150.6 million in the first nine months of 2004, compared to $132.2 million in the first nine months of 2003, reflecting the higher log sales volume in Idaho and a corresponding increase in log purchases from third parties, as well as increased logging costs. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $62.0 million for the first nine months of 2004, compared to a loss of $0.7 million recorded in the first nine months of 2003. Wood product markets during the first nine months of 2004 have benefited from continued strong homebuilding activity and a weaker U.S. dollar, which has increased the cost of imported competitive products. Net sales for the segment rose to $352.3 million for the first nine months of 2004, 26% higher than the $278.9 million recorded for the 2003 period. Lumber net sales were $269.3 million, up from $212.6 million in 2003. The favorable comparison was due to a 28% increase in lumber selling prices. Shipments of lumber products were comparable to the prior year. Plywood net sales increased to $47.0 million for the first nine months of 2004, compared to $33.1 million in 2003. Shipment volume increased 8% and sales prices were 32% higher than in the same period a year ago. Plywood shipments have slightly outpaced production for the first nine months of 2004, while shipments were equal to production in 2003. Particleboard net sales were $15.3 million for the first nine months of 2004 compared to $11.4 million for the first nine months of 2003, as a result of a 40% increase in sales prices, which was partially offset by slightly lower shipments. Segment expenses were higher for the first nine months of 2004, totaling $290.4 million, versus $279.6 million in 2003. Increased plywood shipments and higher wood fiber costs accounted for the increase over 2003.

The Pulp and Paperboard segment reported operating income for 2004’s first nine months of $10.3 million, compared to a loss of $13.8 million for the first nine months of 2003. Segment net sales were $401.1 million for the first nine months of 2004, up from $366.1 million for the 2003 period. Paperboard net sales increased to $353.7 million, compared to $322.2 million in the first nine months of 2003. Shipments increased 10% compared to the prior year’s first nine months as a result of increased production at the segment’s two facilities in Idaho and Arkansas. Selling prices were approximately equal for the two periods. Pulp sales (including intersegment sales) were higher for the first nine months of 2004, totaling $47.4 million, compared to $43.9 million for the same period in 2003. The increase in pulp sales for 2004 was due to 22% higher selling prices, partially offset by a decrease in shipments. Segment expenses were higher for the first nine months of 2004, totaling $390.8 million, compared to $379.9 million in the first nine months of 2003. The increase reflected greater volumes of paperboard shipments for the first nine months of 2004 compared to 2003 combined with higher wood fiber costs, partially offset by lower per ton costs resulting from improved production. Operating income for the first nine months of 2004 included $3.0 million received from the bankruptcy liquidation of Beloit Corporation. The entire amount was recorded as income due to the write-off in 2001 of the claim.

The Consumer Products segment incurred an operating loss of $10.0 million for the first nine months of 2004, compared to operating income of $1.9 million for the first nine months of 2003. Market conditions have remained very competitive for consumer tissue products throughout 2004. Segment net sales were $239.5 million for the first nine months of 2004, 7% higher than the $224.5 million recorded for the 2003 period. The increase in net sales was due to a 4% increase in product shipments compared to the prior year period combined with slightly higher selling prices. Shipments were positively affected by the rollout of our ultra towel product. Segment expenses were higher for the first nine months of 2004, totaling $249.5 million, versus $222.5 million in the first nine months of 2003. Increased product shipments as well as start-up costs related to the new tissue machine in Las Vegas contributed to the increase. Also, higher production costs due to higher pulp, freight, energy and labor costs adversely affected segment expenses. In addition, the segment recorded a pre-tax charge of $1.2 million early in the year for a workforce reduction.

Liquidity and Capital Resources

At September 30, 2004, our financial position included long-term debt of $618.3 million, including current installments on long-term debt of $255.9 million. Long-term debt at September 30, 2004 (including current installments) declined slightly from the December 2003 balance of $618.8 million due to normal repayments on maturing debt of $0.5 million. In October 2004, long-term debt decreased by $244.5 million due to the successful redemption of 97.8% of our 10% senior subordinated notes. A portion of the proceeds from the sale of our OSB operations was used to redeem these notes. Stockholders’ equity for the first nine months of 2004 increased $297.8 million, largely due to net earnings and the gain on sale from discontinued operations of $256.2 million, earnings from continuing operations of $25.0 million, and the issuance of treasury stock totaling $29.0 million, which were partially offset by dividend payments of $13.2 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .80 to 1 at September 30, 2004, compared to 1.31 to 1 at December 31, 2003.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2004, are as follows:

(Dollars in thousands)
2005	$1,108
2006	2,358
2007	6,159
2008	209
2009	100,410

Working capital totaled $434.9 million at September 30, 2004, an increase of $131.2 million from December 31, 2003. The significant changes in the components of working capital are as follows:

•	Short-term investments increased $697.6 million. Positive cash flow from increased operating earnings not immediately needed for operations or capital expenditures and the proceeds from the sale of the OSB operations were invested in short-term bank instruments.

•	Receivables increased $15.0 million primarily as a result of increased sales and the corresponding increase in customer receivables.

•	Inventories declined $4.2 million largely as a result of seasonal decreases in log inventories, which were partially offset by an increase in tissue parent roll inventories.

•	Assets held for sale and related liabilities had a net decrease of $165.5 million due to the completion in September 2004 of the sale of the OSB operations.

•	Current installments on long-term debt increased $255.4 million due to the reclassification from long-term to current of $244.5 million of senior subordinated notes and $10.3 million of revenue bonds. Our tender offer in October 2004 for the 10% senior subordinated notes was accepted by holders of $244.5 million of the notes, which were redeemed on October 21. In September we notified holders of $10.3 million of our revenue bonds of our intent to redeem the bonds in the fourth quarter of 2004. Accordingly, these amounts were reclassified to current installments at September 30, 2004.

•	Accounts payable and accrued liabilities increased $165.8 million largely due to a $102.6 million increase in accrued taxes resulting from the sale of the OSB operations, as well as increases in accounts payable and accrued liability accounts related to the sale of the OSB operations and the redemption of the 10% senior subordinated notes.

Net cash provided by continuing operations for the first nine months of 2004 totaled $131.2 million, compared with $98.6 million for the same period in 2003. Net earnings from continuing operations, versus a net loss in 2003, combined with an increase in cash provided by working capital changes were largely responsible for the favorable comparison. The net earnings were generally due to higher selling prices for wood products and pulp and increased paperboard shipments.

For the nine months ended September 30, 2004, net cash used for investing was $740.5 million, compared to $62.3 million for the first nine months of 2003. In 2004 we used $697.6 million to increase our short-term investments, as discussed above, and $36.0 million for capital spending. Capital spending in 2004 included $5.1 million towards completion of our new tissue machine in Las Vegas and $4.1 million towards the establishment of a tissue converting facility in Elwood, Illinois. The balance of capital spending in 2004 focused on forest resources and various small projects designed to improve product quality and manufacturing efficiency. Cash was used in the first nine months of 2003 primarily for capital spending projects and for increasing short-term investments. The use of restricted cash in 2003 to repay debt partially offset these activities.

Net cash provided by financing totaled $25.1 million for the nine months ended September 30, 2004, compared with cash used for financing of $59.7 million during the same period in 2003. The majority of cash provided by financing in 2004’s first nine months resulted from the issuance of treasury stock totaling $29.0 million related to the exercise of stock options. This amount was partially offset by dividend payments of $13.2 million. The majority of the cash used in 2003 was for the repayment of notes payable, the retirement of long-term debt and the payment of dividends.

Cash generated from discontinued operations in the first nine months of 2004 totaled $586.3 million, all of which was related to operating results for OSB and proceeds from the sale of the OSB facilities. Discontinued operations in 2003 generated cash of $30.5 million, which was from the OSB operations, partially offset by costs associated with our former printing papers mill in Brainerd, Minnesota.

On June 29, 2004, we entered into a new three-year unsecured bank credit facility, which replaced a secured bank credit facility that expired on June 28, 2004. The new credit facility provides a revolving line of credit of up to $125 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of September 30, 2004, there were no borrowings outstanding under the new credit facility; however, approximately $10.6 million of the letter of credit subfacility was being used to support several outstanding letters of credit.

As of September 30, 2004, both the agreement governing our bank credit facility and the indenture governing our $250 million 10% senior subordinated notes, $244.5 million of which were redeemed in October 2004, as mentioned above, contained certain covenants that, among other things, restricted our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates, make capital expenditures, or change the nature of our business. The bank credit facility also contained financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the bank credit facility and the indenture included, but were not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of September 30, 2004, we were in compliance with the covenants of our bank credit facility and the $250 million 10% senior subordinated notes. In connection with the successful redemption of substantially all of the outstanding $250 million senior subordinated notes in October 2004, we obtained sufficient consents from the note holders to remove from the Indenture all restrictive covenants and all events of default, except for payment and bankruptcy defaults. The removal of these restrictive covenants and events of default occurred pursuant to the terms of a Supplemental Indenture dated October 21, 2004.

We believe that our cash, short-term investments, cash flows from operations and available borrowings under our current bank credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months. In 2003 and 2004, our OSB operations generated a significant portion of our operating income and cash flows. In certain years prior to 2003, those same operations generated operating losses due to poor market conditions. We believe that our remaining operations will generate sufficient cash flows to fund operations and that the use of a portion of the proceeds from the OSB sale to reduce debt will improve future cash flows by reducing interest expense. We cannot assure, however, that our business will generate sufficient cash flows from operations or that we will be in compliance with the financial covenants in our bank credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

As of September 30, 2004, Standard & Poor’s Ratings Services (S&P) rated our senior unsecured debt at BB+, with a stable outlook. The ratings have remained unchanged since January 30, 2003. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. In October 2004, Fitch reaffirmed our ratings and removed the company from its Ratings Watch Evolving list. In October 2004, Moody’s Investors Service Inc. downgraded its rating of our senior unsecured debt from Baa3 with a negative outlook to Ba1 with a stable outlook. Moody’s also downgraded our senior secured subordinated rating from Ba1 to Ba2. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk on pages 29-30 for additional information.

It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we consider and plan to continue to consider, among other things, adjustments to our capital expenditures and overall spending, the restructuring of our operations to achieve greater efficiencies, and the disposition of assets that may have greater value to others, as in the recent sale of our OSB operations. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

Subsequent Events

On October 6, 2004, we announced that our Board of Directors had authorized a tender offer for our outstanding $250 million 10% Senior Subordinated Notes due 2011. As of October 20, $244.5 million of the notes were tendered, and they were subsequently redeemed on October 21. The related premium of $40.0 million, deferred debt issuance costs of $4.7 million and interest rate swap settlements of $24.4 million will be recognized in operations in the fourth quarter, resulting in a total net charge of $20.4 million.

On October 25, 2004, we announced that, following the successful tender offer for the company’s $250 million in senior subordinated notes, the Board of Directors authorized a special cash dividend of $2.50 per share, payable on November 29, 2004, to stockholders of record as of the close of business on November 10, 2004. Based on the current 29.7 million shares outstanding, the dividend payout is expected to total approximately $75 million. The Board of Directors also authorized the repurchase of $75 million of company stock through an accelerated stock buyback agreement which was executed on October 25, 2004. The Board authorization for this stock repurchase supercedes a previous authorization to repurchase up to 2 million shares announced in December 1999, under which authorization 910,900 shares were repurchased.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Quarter Ended September 30			Nine Months Ended September 30
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net sales	$370,100	$307,174	20%	$1,029,874	$895,427	15%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	22,465	21,822	3%	66,796	65,921	1%
Materials, labor and other operating expenses	275,564	258,748	6%	821,738	763,571	8%
Selling, general and administrative expenses	20,668	19,264	7%	63,654	54,587	17%
Restructuring charges	–	–	–	1,193	227	426%
Earnings from operations	51,403	7,340	600%	76,493	11,121	588%
Interest expense	(12,484)	(12,234)	2%	(36,822)	(37,124)	(1%)
Interest income	1,078	515	109%	1,697	13,155	(87%)
Provision (benefit) for taxes	15,798	(3,165)	*	16,340	(6,468)	*
Earnings (loss) from continuing operations	24,199	(1,214)	*	25,028	(6,380)	*
Discontinued operations:
Earnings from discontinued operations	306,857	38,312	701%	423,480	42,000	908%
Income tax provision	121,209	14,942	711%	167,275	16,380	921%
Net earnings	$209,847	$22,156	847%	$281,233	$19,240	1,362%

*	Not a meaningful figure.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments, bank credit facility and long-term debt, and credit rate risk on our credit sensitive debentures.

Our short-term investments are invested in money market funds and bonds with very short maturity periods and earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

During the quarter ended September 30, 2004, we had no borrowings outstanding under our bank credit facility. The interest rates applied to borrowings under the bank credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our bank credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. However, in August 2003 we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated notes. The swap was designated as a fair value hedge and called for the company to pay a variable interest amount, determined semi-annually in arrears and equal to LIBOR plus 4.80%, and receive a fixed rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated notes. The terms of the swap allowed us to assume there was no ineffectiveness in the hedge. In March 2004, we terminated the interest rate swap and received a cash settlement of $6.0 million. The settlement represented the value of the swap at the time of termination. In May 2004, we reinstated our fixed-to-variable interest rate swap, with identical terms as the swap we terminated in March 2004. The reinstated swap was terminated on August 31, 2004, at which time we received a cash settlement of $3.2 million. In October 2004, as a result of our early repayment of $244.5 million of our senior subordinated notes, we recognized in earnings $24.4 million of the aggregate cash settlements received. The remaining portion of the cash settlements, totaling $0.5 million, is being accreted to earnings until the remaining 10% senior subordinated notes mature in 2011. We have the right to call the notes for redemption beginning July 15, 2006.

We currently have $100 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services, Inc. The following table denotes the interest rate applicable based on various credit ratings:

Ratings

Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA–	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB–	13.500
B1 or lower	B+ or lower	14.000

On January 30, 2003, S&P announced that it had lowered our senior unsecured debt rating to BB+ from BBB–. The ratings downgrade caused the interest rate on our credit sensitive debentures to increase from 9.425% to 12.5%, effective January 30, 2003. On October 11, 2004, Moody’s announced that it had lowered the rating on our senior unsecured debt to Ba1 from Baa3. Because S&P’s rating is already at that level the change had no effect on the interest rate for the credit sensitive debentures.

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

The following table discloses quantitative information about market risks:

	Expected Maturity Date(as of September 30, 2004)
(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Fixed rate	$254,796	$1,108	$2,358	$6,159	$209	$353,678	$618,308
Average interest rate	7.3%	6.1%	6.3%	6.1%	6.9%	8.7%	8.0%
Fair value at 09/30/04							$685,933

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

Date: November 9, 2004

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit
PART II

(4)		Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(2	)(a)*	Asset Purchase Agreement, filed as Exhibit 2.1 to the current report on Form 8-K filed September 27, 2004.

(3	)(c)*	By-laws, filed as Exhibit 3(ii) to the current report on Form 8-K dated September 23, 2004.

(31)		Rule 13a-14(a)/15d-14(a) Certifications

(32)		Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350

*	Incorporated by reference.