Form 10-K/A
period 2003-12-31
POTLATCH CORP
filed 2004-12-06
CIK 79716

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

Introductory Note

This Form 10-K/A is the result of discussions between Potlatch Corporation’s management and the Securities and Exchange Commission (SEC) during a normal review of Potlatch Corporation’s SEC filings. In addition to changes that supplement or revise textual information as well as footnotes, this Form 10-K/A also contains reclassifications in certain of the consolidated financial statements as previously reported. The information contained in this Form 10-K/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in subsequent reports filed with the SEC.

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

Information relating to the amounts of net sales, operating income (loss) and identifiable assets attributable to each of our operating segments for 2001-2003 is included in Note 15 to the financial statements on pages 60-62 of this report.

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

The segment also sells land in the normal course of business, the majority of which is comprised of small parcels of timberland. We have intensified our efforts to manage our timberlands, which include sales of non-strategic land. Non-strategic land sales occur because the parcels do not fit our strategic plan or the parcels may be more valuable to others. As part of our strategic plan for timber, we also purchase new parcels.

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

The amount of timber harvested in any year from company-owned lands varies according to the requirements of sustainable forest management. By continually improving silvicultural techniques and other forest management practices, we have been able to increase the volume of wood fiber produced per acre from our timberlands. Due to a low cost basis, on average, the cost of timber from company-owned land is substantially below the cost of timber obtained on the open market. Our overall results of operations are favorably affected to the extent we can supply wood fiber from our own timberlands, due to its low cost basis relative to wood fiber purchased on the open market. Our annual harvest plans and requirements of our manufacturing facilities influence the volume harvested from our own lands. We manage long-term harvest levels on our timberlands in a manner that assures sustainable yields consistent with the Sustainable Forestry Initiative® (SFI) Program. The SFI Program was initially developed by the American Forest & Paper Association (AF&PA) to establish principles and objectives for program participants committed to sustainable forestry and to provide measures by which the public can monitor and evaluate this commitment. The SFI Program is currently managed by an independent board (The Sustainable Forestry Board) whose members include representatives of the forest products industry as well as representatives of diversified stakeholders. As a member of AF&PA and a participant in the SFI Program, we have implemented the principles of the SFI Program: sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. During 2002, an independent third party certified that management practices on our timberlands in Arkansas, Idaho and Minnesota met the requirements for SFI certification, as well as the International Organization on Standardization (ISO) 14001 standard for environmental management systems. In 2003, our management practices on all 1.5 million acres of timberlands were re-certified under these programs. Our Boardman, Oregon, hybrid poplar plantation was certified as “well managed” in 2001 under the Forest Stewardship Council® (FSC) standards, and was also certified under the ISO standard in 2003. The SFI and ISO certifications should aid us in marketing our products to customers who require that products they purchase for resale have such certification.

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

Environment

Information regarding environmental matters is included under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 35-36 of this report.

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

ITEM 3.    LEGAL PROCEEDINGS

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our oriented strand board facility in Bemidji, Minnesota, relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action has been taken, and we are cooperating with the MPCA in its investigation. As the investigation is ongoing, we have not been advised as to what action the MPCA may take. Because we discovered the violation, took corrective action and voluntarily reported it to the MPCA, we do not believe any potential penalty will be material.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Consolidated Financial Statements

Our consolidated financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 18 of this Form 10-K.

Financial Statement Schedules

Our financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 18 of this Form 10-K.

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

Exhibits

Exhibits are listed in the Exhibit Index on pages 75-78 of this Form 10-K.

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

By	/s/ L. PENDLETON SIEGEL L. Pendleton Siegel	Director and Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By	/s/ RICHARD L. PAULSON Richard L. Paulson	President and Chief Operating Officer (Principal Operating Officer)

By	/s/ GERALD L. ZUEHLKE Gerald L. Zuehlke	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ TERRY L. CARTER Terry L. Carter	Controller (Principal Accounting Officer)

	* Boh A. Dickey	Director

	* Ruth Ann M. Gillis	Director

	* Jerome C. Knoll	Director

	* Lawrence S. Peiros	Director

* Michael T. Riordan	Director

* Judith M. Runstad	Director

* Dr. William T. Weyerhaeuser	Director

*By	/s/ MALCOLM A. RYERSE
Malcolm A. Ryerse (Attorney-in-fact)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Selected Financial Data

(Dollars in thousands — except per-share amounts)

	2003	2002	2001	2000	1999
Net sales	$1,506,634	$1,293,546	$1,278,864	$1,295,810	$1,347,533
Earnings (loss) from continuing operations	53,221	(50,933)	(56,566)	(33,393)	52,210
Net earnings (loss)	50,727	(234,381)	(79,445)	(33,214)	40,947
Net cash provided by (used for) operations	163,402	(38,619)	25,530	78,899	199,541
Working capital	160,802	102,693	612,384	745,052	780,003
Current ratio	1.9 to 1	1.4 to 1	2.1 to 1	2.7 to 1	3.1 to 1
Long-term debt (including current portion)	$618,785	$638,252	$1,150,125	$801,874	$712,121
Stockholders’ equity	470,851	430,791	707,304	813,236	921,039
Long-term debt to stockholders’ equity ratio	1.3 to 1	1.5 to 1	1.6 to 1	.99 to 1	.77 to 1
Capital expenditures	$79,686	$51,614	$42,679	$142,812	$65,277
Total assets	1,597,377	1,624,817	2,488,439	2,542,445	2,446,500
Basic net earnings (loss) from continuing operations per common share	$1.85	$(1.79)	$(2.00)	$(1.17)	$1.80
Basic net earnings (loss) per common share	1.77	(8.23)	(2.81)	(1.16)	1.41
Average common shares outstanding (in thousands)	28,706	28,462	28,282	28,523	28,947
Diluted net earnings (loss) from continuing operations per common share	$1.85	$(1.79)	$(2.00)	$(1.17)	$1.80
Diluted net earnings (loss) per common share	1.77	(8.23)	(2.81)	(1.16)	1.41
Average common shares outstanding, assuming dilution (in thousands)	28,718	28,462	28,282	28,523	28,967
Cash dividends per common share	$.60	$.60	$1.17	$1.74	$1.74

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

As a result of management changes effective in January 2003, the former Pulp and Paper segment was split into two separate business segments, the Consumer Products segment and the Pulp and Paperboard segment. Because the restructuring of the former Pulp and Paper segment into the Pulp and Paperboard segment and the Consumer Products segment was the result of changes in management structure and did not affect the day-to-day operations of the facilities included in the business segments, there was no effect on our results of operations, liquidity and sources and uses of capital resources as a result of this change. Segment data for 2002 and 2001 related to the two segments has been reclassified to be comparative with 2003 data.

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

Our consolidated financial statements and this discussion reflect the classification of the Printing Papers segment and the Bradley hardwood mill as discontinued operations for all periods presented. Our discontinued operations generated operating losses of $1.3 million, $24.5 million and $37.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows generated by discontinued operations (without consideration of sale proceeds) totaled $(.8) million, $3.4 million and $42.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The majority of the proceeds from the sale of the discontinued operations were used to retire over $400 million of debt. The retirement of this debt has decreased our interest expense in subsequent years and improved the measurement of financial maintenance covenants contained in our bank credit facility.

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

In addition, our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors are currently lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. During the fourth quarter of 2001, downtime was taken at most of the Wood Products segment facilities as well as the paperboard facility in Lewiston, Idaho, due to our inability to cover our variable costs. The fixed costs incurred at these facilities during the downtime were expensed as period costs. For all other periods presented, no downtime was taken for market related conditions.

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

The cost of timber harvested in 2003, as noted in Footnote No. 5, decreased $1.4 million. Also disclosed in the footnote is the fact that cost of timber harvested increased $1.7 million in 2002 from 2001. Because timber growing is a long-term business, the variation between these amounts is not unusual. Such variances are caused by factors that we have discussed in the preceding paragraphs. The tons of timber purchased have increased progressively in each of the three years presented in the statements of operations. In addition, our harvested tons as well as the tons sold have increased progressively in each of the years presented. Harvested tons as a percentage of total harvested and purchased tons for each year was 37%, 37% and 40% for 2003, 2002 and 2001, respectively. The tons sold for each of the years presented compared to total harvested and purchased tons was 18%, 10% and 8%, respectively.

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

Critical Accounting Policies

Our principal accounting policies are discussed on pages 43-46 of this Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets.    Due to the capital-intensive nature of our industry, a significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 144. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs (revenues, costs, capital spending) are subject to frequent change for many different reasons, as previously described in “Factors Affecting Our Results of Operations.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets.

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

Restructuring charges and discontinued operations.    In 2001 and 2002 we recorded charges for the reduction of the hourly workforce at a manufacturing site and a reduction of our salaried workforce, respectively. In May 2002 we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was subsequently sold in 2003. In July 2002 we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. In January 2004, we recorded a charge for a workforce reduction in our Consumer Products segment. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the event. In making these judgments, we considered contractual obligations, legal liabilities, and possible incremental costs incurred as a result of restructuring plans to determine the liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences, although no material adjustments to our original estimates have occurred for the events described above.

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

Note 12 to the consolidated financial statements on pages 54-58 includes information for the three years ending December 31, 2003, on the components of pension and OPEB expense, the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2003 and 2002.

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

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.8 million. A 1% change in the assumption for health care cost trend rates would have affected 2003 plan expense by approximately $2.2-$2.6 million and the total postretirement obligation by approximately $27.0-$31.7 million, as reported in Note 12 on page 56. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the statements of operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in “Accumulated other comprehensive income”. See Note 12 on pages 54-58 for related balance sheet effects at December 31, 2003 and 2002.

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

Expenses for depreciation, amortization and cost of fee timber harvested were $104.9 million for the year ended December 31, 2003, a decrease of $10.6 million from the prior year total of $115.5 million. For the year ended December 31, 2003, the major components constituting the decrease in depreciation, amortization and the cost of fee timber harvested were permit timber harvest expenses, which were $4.4 million lower in Minnesota than in the prior year, and depreciation expense, which was $1.7 million lower in the Pulp and Paperboard segment and $1.5 million lower in the Wood Products segment than in the prior year.

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

Interest expense, net of capitalized interest, was $48.2 million for the year ended December 31, 2003, substantially less compared to the $59.9 million charged against income in 2002. The decrease reflected the lower amount of average debt outstanding during 2003 compared to 2002, as well as an increase of $2.6 million in the amount of interest capitalized from major construction projects in 2003 versus 2002. Capitalized interest increased in 2003 due to the construction of a new tissue machine in Las Vegas, Nevada. It is our policy to calculate and capitalize interest on capital projects with a construction period exceeding 12 months, based upon management’s discretion in consideration of the requirements of SFAS No. 34, “Capitalization of Interest Costs.” These factors were partially offset by increased interest expense of approximately $2.8 million on our $100 million credit sensitive debentures, due to the lowering of our debt ratings in January 2003.

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

Discussion of business segments

See Note 15, Segment Information, on pages 60-62 for tabular presentation of sales, operating income (loss), depreciation and amortization, assets and capital expenditures attributable to our business segments.

The Resource segment reported operating income of $65.5 million for the year ended December 31, 2003, slightly higher than the $62.6 million reported in 2002. Higher income from land sales in 2003 offset lower earnings from wood fiber sales. In 2003, income from land sales was 38% of the Resource segment operating income due primarily to the sale of 15,300 acres of non-strategic hardwood timberland in Arkansas. This sale of a large parcel was historically unusual as most sales consist of small parcels of less than 100 acres each. The sale occurred because the buyer placed greater value on the large parcel of hardwood timberland than we did, as it was no longer strategic for future use in our business in view of the fact that we had previously sold our hardwood lumber mill in Arkansas and exited the hardwood lumber business. In 2002 and 2001, income from land sales was 11% and 7%, respectively, of the Resource segment operating income. These two years are more representative of the percentage of income from land sales for the segment as land sale revenue amounts can and usually do vary between reporting periods, sometimes significantly as was the case in 2003. The period-to-period fluctuations are due to the unique characteristics of each transaction such as location, size, accessibility, parcel attributes and the value to certain buyers. The sale of timberland is just one aspect of managing our timber and timberland assets to maximize shareholder value within this segment. Segment net sales decreased to $252.6 million in 2003, compared to $411.8 million in 2002. The decrease in net sales was due to decreased wood fiber sales to our Wood Products and Pulp and Paperboard operating segments in Arkansas, Idaho and Minnesota. In the third quarter of 2002, these operating segments began the transition to a fiber procurement system where portions of third party fiber purchases are made directly by each segment. The changes in the fiber procurement system have resulted in lower intersegment sales for the Resource segment and, consequently, lower wood fiber purchases by the Resource segment from third parties. Intersegment sales declined $181.9 million in 2003 compared to 2002. Increased land sales partially offset the decline in wood fiber sales. Land sales revenue totaled $26.5 million in 2003 compared to $7.3 million in 2002. Expenses for the Resource segment were $187.1 million in 2003, significantly lower than the $349.3 million recorded in 2002, due to reduced outside wood purchases by the Resource segment.

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

Net cash provided by operations in 2003 totaled $163.4 million, compared with cash used for operations of $38.6 million in 2002 and cash provided by operations of $25.5 million in 2001. Net earnings from continuing operations, versus a net loss in 2002, combined with cash generated from working capital changes were largely responsible for the favorable comparison in 2003. The net earnings were generally due to significantly higher sales, lower interest expense and higher interest income, as previously discussed. In 2003 we contributed $19.5 million to our two qualified hourly defined benefit pension plans, representing the maximum contribution allowed for tax deduction purposes. The contribution should eliminate the requirement for any material contributions to the plans for the next two years, in the absence of a significant drop in our discount rate assumption. An increase in cash used for working capital items in 2002 accounted for a majority of the unfavorable comparison to 2001.

Net cash used for investing was $111.9 million in 2003, while net cash provided by investing was $46.5 million in 2002 and net cash used for investing was $175.9 million in 2001. In 2003 we used $79.7 million for capital spending and $38.1 million to increase our short-term investments. These activities were partially offset by the use of $15.1 million of restricted cash to repay debt. A significant portion of 2003 capital spending was used for construction of a new tissue machine in North Las Vegas, Nevada. Total spending on this project was $44.4 million during the year. The balance of capital spending in 2003 was focused on forest resources and various small projects designed to improve product quality and manufacturing efficiency. Cash provided by investing in 2002 was largely from the use of restricted cash and the liquidation of short-term investments. The funds were used to repay long-term debt. Capital spending of $51.6 million in 2002 was modestly higher than the $42.7 million spent in 2001. In September 2002, we announced plans to spend $66 million to construct a new tissue machine in Las Vegas, Nevada. Of that amount, $19.2 million was spent on the project in 2002. The balance of capital spending in 2002 focused on routine general replacement, safety, forest resource and environmental projects.

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

Net cash used for financing totaled $56.9 million in 2003, compared to cash used for financing of $495.3 million in 2002 and cash provided by financing of $104.3 million in 2001. The majority of cash used for financing in 2003 was to repay borrowings under our bank credit facility totaling $40.0 million and to retire long-term debt in the amount of $19.5 million. Cash was also used to pay dividends of $17.2 million. The majority of cash used for financing in 2002 was for the retirement of $511.9 million of long-term debt. During 2002 we used restricted cash to repay our $100 million 6.25% Debentures, and we retired other debt using proceeds from asset sales. Notes payable increased $40.0 million in 2002, partially offsetting cash used for debt payments.

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

We currently have $100 million of credit sensitive debentures outstanding which pay interest to the debt holder based upon our credit ratings as established by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services, Inc. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 - Aa3	AA+-AA-	8.925
A1 - Baa2	A+- BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

On January 30, 2003, S&P announced that it had lowered our senior unsecured debt rating to BB+ from BBB -. The ratings downgrade caused the interest rate on our credit sensitive debentures to increase from 9.425% to 12.5%, effective January 30, 2003.

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

Quantitative Information About Market Risks

	Expected Maturity Date					Thereafter	Total
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Long-term debt:
Fixed rate	$507	$1,508	$2,758	$6,559	$609	$606,844	$618,785
Average interest rate	6.0%	6.2%	6.4%	6.1%	6.8%	8.0%	8.0%
Fair value at 12/31/03							$651,905

Interest rate swap:
Fixed to variable	—	—	—	—	—	$165,000	$165,000
Average pay rate					6-month LIBOR in arrears + 4.8%
Average receive rate						10.0%	10.0%
Fair value at 12/31/03							$2,386

						Maturity-2004	Fair Value
Natural gas futures contracts:
Puts							$7
Contract volume (mmbtu)						1,027,600
Weighted average price (mmbtu)						$4.82
Calls							$105
Contract volume (mmbtu)						1,027,600
Weighted average price (mmbtu)						$6.35

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands — except per-share amounts)

	At December 31
	2003	2002
ASSETS
Current assets:
Cash (Note 11)	$7,190	$8,973
Restricted cash (Notes 1, 8 and 11)	—	15,069
Short-term investments (Note 11)	40,091	2,000
Receivables, net of allowance for doubtful accounts of $1,285 ($1,624 in 2002) (Notes 2 and 8)	105,345	119,964
Inventories (Notes 3 and 8)	159,678	159,798
Prepaid expenses (Note 7)	18,315	39,005
Assets held for sale (Note 17)	—	5,000

Total current assets	330,619	349,809

Land, other than timberlands	8,831	8,750
Plant and equipment, at cost less accumulated depreciation of $1,334,918 ($1,260,487 in 2002) (Note 4)	740,342	758,168
Timber, timberlands and related logging facilities, net (Note 5)	398,899	396,426
Other assets (Note 6)	118,686	111,664

	$1,597,377	$1,624,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable (Notes 8 and 11)	$—	$40,000
Current installments on long-term debt (Notes 8 and 11)	507	15,607
Accounts payable and accrued liabilities (Note 9)	169,310	191,497
Liabilities related to assets held for sale (Note 17)	—	12

Total current liabilities	169,817	247,116

Long-term debt (Notes 8 and 11)	618,278	622,645
Other long-term obligations (Note 10)	266,514	267,611
Deferred taxes (Note 7)	71,917	56,654
Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares	—	—
Common stock, $1 par value Authorized 40,000,000 shares, issued 32,721,980 shares	32,722	32,722
Additional paid-in capital	130,996	131,065
Retained earnings	443,202	409,692
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(33,581)	(33,207)
Cash flow hedges	68	—
Common shares in treasury 3,881,217 (4,143,329 in 2002)	(102,556)	(109,481)

Total stockholders’ equity	470,851	430,791

	$1,597,377	$1,624,817

Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

The accompanying notes and summary of principal accounting policies are an integral part of these financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31
	2003	2002	2001
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings (loss)	$50,727	$(234,381)	$(79,445)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	820	14,955	22,879
Loss on disposal of discontinued operations	60	229,023	—
Depreciation, amortization and cost of fee timber harvested	104,859	115,469	115,033
Debt retirement costs	248	15,360	—
Deferred taxes	15,503	(132,725)	(83,351)
Employee benefit plans	1,514	3,295	(2,365)
Decrease in receivables	14,619	(1,333)	27,499
Decrease (increase) in inventories	120	(52,085)	19,077
Decrease (increase) in prepaid expenses	20,690	(7,731)	29,879
Increase (decrease) in accounts payable and accrued liabilities	(26,297)	11,534	(22,211)
Funding of qualified pension plans	(19,461)	—	(1,465)

Net cash provided by (used for) operations	163,402	(38,619)	25,530

CASH FLOWS FROM INVESTING
Decrease (increase) in restricted cash	15,069	83,131	(98,200)
Decrease (increase) in short-term investments	(38,091)	28,500	(30,500)
Additions to plant and equipment, and to land other than timberlands	(64,991)	(36,956)	(29,063)
Additions to timber, timberlands and related logging facilities	(14,695)	(14,658)	(13,616)
Disposition of plant and properties	709	2,099	15,695
Other, net	(9,927)	(15,629)	(20,244)

Net cash provided by (used for) investing	(111,926)	46,487	(175,928)

CASH FLOWS FROM FINANCING
Change in book overdrafts	4,610	(9,952)	(2,366)
Increase (decrease) in notes payable	(40,000)	40,000	(188,943)
Proceeds from long-term debt	—	—	450,000
Retirement of long-term debt	(19,467)	(511,873)	(101,749)
Premiums and fees on debt retirement	(248)	(10,584)	—
Long-term debt issuance fees	—	—	(15,553)
Issuance of treasury stock	6,799	8,146	6,620
Purchase of treasury stock	—	—	(10,453)
Dividends on common stock	(17,217)	(17,071)	(33,108)
Other, net	8,656	6,054	(112)

Net cash provided by (used for) financing	(56,867)	(495,280)	104,336

Cash from continuing operations	(5,391)	(487,412)	(46,062)
Cash from discontinued operations	3,608	488,910	42,880

Increase (decrease) in cash	(1,783)	1,498	(3,182)
Balance at beginning of year	8,973	7,475	10,657

Balance at end of year	$7,190	$8,973	$7,475

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands — except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2000	32,721,980	$32,722	$128,984	$773,697	$—	4,375,546	$(122,167)	$813,236
Exercise of stock options and stock awards	—	—	5	—	—	(750)	19	24
Shares purchased at cost*	—	—	—	—	—	250,000	—	—
Issuance of treasury stock	—	—	989	—	—	(214,268)	5,608	6,597
Net loss	—	—	—	(79,445)	—	—	—	(79,445)
Common dividends, $1.17 per share	—	—	—	(33,108)	—	—	—	(33,108)

Balance, December 31, 2001	32,721,980	$32,722	$129,978	$661,144	$—	4,410,528	$(116,540)	$707,304
Exercise of stock options and stock awards	—	—	141	—	—	(25,050)	662	803
Issuance of treasury stock	—	—	946	—	—	(242,149)	6,397	7,343
Net loss	—	—	—	(234,381)	—	—	—	(234,381)
Minimum pension liability adjustment	—	—	—	—	(33,207)	—	—	(33,207)
Common dividends, $.60 per share	—	—	—	(17,071)	—	—	—	(17,071)

Balance, December 31, 2002	32,721,980	$32,722	$131,065	$409,692	$(33,207)	4,143,329	$(109,481)	$430,791
Exercise of stock options and stock awards	—	—	47	—	—	(49,925)	1,319	1,366
Issuance of treasury stock	—	—	(173)	—	—	(212,187)	5,606	5,433
Performance share awards	—	—	57	—	—	—	—	57
Net earnings	—	—	—	50,727	—	—	—	50,727
Cash flow hedges	—	—	—	—	68	—	—	68
Minimum pension liability adjustment	—	—	—	—	(374)	—	—	(374)
Common dividends, $.60 per share	—	—	—	(17,217)	—	—	—	(17,217)

Balance, December 31, 2003	32,721,980	$32,722	$130,996	$443,202	$(33,513)	3,881,217	$(102,556)	$470,851

*	Represents shares purchased pursuant to previously issued put option contracts. The cost of the shares ($10,453) was recorded in treasury stock at the time the put option contract was issued.

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

Timber, timberlands and related logging facilities are valued at cost, net of the cost of fee timber harvested and depreciation and amortization of the related logging facilities. For fee timber the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, whether purchased or company produced, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property and are accounted for as current operating expenses such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawtimber, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other woods improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, cruise of timber, appraisals and running of boundary lines.

The aggregate volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth stands to merchantable timber stands, the annual growth rates of merchantable timber and the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and as the timber is harvested the cost per thousand board feet is amortized to the cost of fee timber harvested. Total standing volume is estimated on an annual basis using inventory data and a forest growth projection model. Inventory is estimated from cruises of the timber tracts, which are completed on all of our timberlands on roughly a 10-year cycle. Since the individual cruises collect field data at different times for specific sites, the growth-model projects standing inventory from the cruise date to a common reporting date. Average annual growth rates for the inventory have historically been in the range of 2%-3%.

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

Revenue Recognition

We recognize revenue from product sales to our customers when title and risk of loss pass to the customer, which generally occurs upon shipment. In the case of export sales, title may not pass until the product reaches a foreign port. For land sales, we recognize revenue when title to the land passes to the buyer at closing and collection of proceeds is assured.

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

In December 2003, the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. It requires disclosures in addition to those contained in the original Statement No. 132 about assets, obligations, cash flows and the net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The information contained in Note 12, Savings, Pension and Other Postretirement Benefit Plans, on pages 54-58, incorporates the additional disclosure items required by the revised Statement No. 132.

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

The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

	2003	2002	2001
	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$26,802	$(134,481)	$(45,583)
State and local taxes, net of federal income tax benefits	2,987	(14,985)	(5,079)
Research tax credits	(4,000)	—	—
All other items	(6)	(384)	(131)

Provision (benefit) for taxes on income	$25,783	$(149,850)	$(50,793)

Effective tax rate	33.7%	39.0%	39.0%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2003	2002
	(Dollars in thousands)
Deferred Tax Assets:
Employee benefits	$12,864	$19,108
Postretirement benefits	75,310	68,794
Alternative minimum tax	43,868	43,867
Net operating losses	59,713	71,565
Tax credits	12,644	8,428
Discontinued operations	1,323	26,663
Other	5,266	8,486

Total deferred tax assets	210,988	246,911
Valuation allowance	(6,565)	(6,614)

Deferred tax assets, net of valuation allowance	$204,423	$240,297

Deferred Tax Liabilities:
Plant and equipment	$(187,018)	$(214,677)
Timber, timberlands and related logging facilities	(57,644)	(53,341)
Pensions	(16,847)	(3,709)

Total deferred tax liabilities	(261,509)	(271,727)

Net deferred tax liabilities	$(57,086)	$(31,430)

Net deferred tax liabilities consist of:
Current deferred tax assets(1)	$14,831	$25,224

Noncurrent deferred tax assets	189,592	215,073
Noncurrent deferred tax liabilities	(261,509)	(271,727)

Net noncurrent deferred tax liabilities	(71,917)	(56,654)

Net deferred tax liabilities	$(57,086)	$(31,430)

(1)	Included in “Prepaid expenses” in the Balance Sheets.

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods.

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

Ratings		Applicable Rate(%)
Moody’s	S&P
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA–	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB–	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB–	13.500
B1 or lower	B+ or lower	14.000

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

In December 2001, we entered into a fixed-to-variable interest rate swap to hedge a portion of our 10% senior subordinated debentures. The swap was designated a fair value hedge and called for the company to pay a variable interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% senior subordinated debentures. In June 2003, we terminated the swap. The cash received upon termination of the swap, together with earlier amounts received for an August 2002 repricing, totaled $20.0 million and will be accreted to earnings until the 10% senior subordinated debentures are retired. In August 2003, we entered into another fixed-to-variable interest rate swap for the same portion of our 10% senior subordinated debentures with essentially the same terms as the swap that was terminated in June 2003. The variable interest rate we pay is determined semi-annually in arrears and will be equal to LIBOR plus 4.80%. The terms of the interest rate swap allow us to assume there is no ineffectiveness in the hedge, and therefore, no amount representing ineffectiveness is recognized in earnings during the period.

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our expected natural gas purchases during November 2003 through March 2004. The financial instruments are in the form of collars, with a ceiling of $6.35 per mmBtu and floors ranging from $4.44 to $5.30 per mmBtu, indexed to the NYMEX, Rocky Mountain and Canadian Border indices. The collars apply to 13,200 mmBtu of natural gas purchased per day for the five-month period beginning November 1, which represents approximately 60% of our expected daily usage during that period. As designated cash flow hedges, changes in the fair value of the financial instruments are recognized in “Other comprehensive loss,” to the extent the hedges are deemed effective, until the hedged item is recognized in the statement of operations. The terms of the instruments allow us to conclude there is no ineffectiveness and therefore, no amount representing ineffectiveness is recognized in earnings. The reclassification of gains or losses reported in “Other comprehensive income” to earnings occurs when the related inventory is classified as a cost of sales. At December 31, 2003, the balance in “Accumulated Other Comprehensive Income” of $112,000 relating to cash flow hedges is expected to be reclassified into earnings in the first half of 2004.

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

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our oriented strand board facility in Bemidji, Minnesota, relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action has been taken, and we are cooperating with the MPCA in its investigation. As the investigation is ongoing, we have not been advised as to what action the MPCA may take. Because we discovered the violation, took corrective action and voluntarily reported it to the MPCA, we do not believe any potential penalty will be material.

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

Consolidating statements of operations and comprehensive income for the years ended December 31, 2003, 2002, and 2001 are as follows:

	For the year ended December 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,506,634	$1,124	$(1,124)	$1,506,634

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	104,761	98	—	104,859
Materials, labor and other operating expenses	1,208,006	204	(1,124)	1,207,086
Selling, general and administrative expenses	79,867	413	—	80,280
Restructuring charges	(476)	—	—	(476)

	1,392,158	715	(1,124)	1,391,749

Earnings from operations	114,476	409	—	114,885
Interest expense	(48,172)	—	—	(48,172)
Debt retirement costs	(248)	—	—	(248)
Interest income	14,090	—	—	14,090

Earnings before taxes and equity in net income of consolidated subsidiaries	80,146	409	—	80,555
Equity in net income of consolidated subsidiaries	271	—	(271)	—
Provision for taxes	27,196	138	—	27,334

Earnings from continuing operations	53,221	271	(271)	53,221
Discontinued operations:
Loss from discontinued operations	(4,089)	—	—	(4,089)
Income tax benefit	(1,595)	—	—	(1,595)

Net earnings	$50,727	$271	$(271)	$50,727

Other comprehensive loss, net of tax:
Cash flow hedges:
Net derivative gains, net of income tax provision	68	—	—	68
Minimum pension liability adjustment, net of income tax benefit	(374)	—	—	(374)

Comprehensive income	$50,421	$271	$(271)	$50,421

	For the year ended December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,293,546	$1,002	$(1,002)	$1,293,546

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	115,388	81	—	115,469
Materials, labor and other operating expenses	1,100,369	323	(1,002)	1,099,690
Selling, general and administrative expenses	79,223	395	—	79,618
Restructuring charges	8,963	—	—	8,963

	1,303,943	799	(1,002)	1,303,740

Earnings (loss) from operations	(10,397)	203	—	(10,194)
Interest expense	(59,882)	—	—	(59,882)
Debt retirement costs	(15,360)	—	—	(15,360)
Interest income	1,939	—	—	1,939

Earnings (loss) before taxes and equity in net income of consolidated subsidiaries	(83,700)	203	—	(83,497)
Equity in net income of consolidated subsidiaries	124	—	(124)	—
Provision (benefit) for taxes	(32,643)	79	—	(32,564)

Earnings (loss) from continuing operations	(50,933)	124	(124)	(50,933)
Discontinued operations:
Loss from discontinued operations	(300,734)	(82)	82	(300,734)
Income tax benefit	(117,286)	(32)	32	(117,286)

Net earnings (loss)	$(234,381)	$74	$(74)	$(234,381)

Other comprehensive loss, net of tax:
Minimum pension liability adjustment, net of income tax benefit	(33,207)	—	—	(33,207)

Comprehensive income (loss)	$(267,588)	$74	$(74)	$(267,588)

	For the year ended December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net sales	$1,278,864	$1,061	$(1,061)	$1,278,864

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	114,948	85	—	115,033
Materials, labor and other operating expenses	1,096,486	261	(1,061)	1,095,686
Selling, general and administrative expenses	82,435	407	—	82,842
Restructuring charges	2,750	—	—	2,750

	1,296,619	753	(1,061)	1,296,311

Earnings (loss) from operations	(17,755)	308	—	(17,447)
Interest expense	(77,853)	—	—	(77,853)
Interest income	2,569	—	—	2,569

Earnings (loss) before taxes and equity in net income of consolidated subsidiaries	(93,039)	308	—	(92,731)
Equity in net income of consolidated subsidiaries	188	—	(188)	—
Provision (benefit) for taxes	(36,285)	120	—	(36,165)

Earnings (loss) from continuing operations	(56,566)	188	(188)	(56,566)
Discontinued operations:
Earnings (loss) from discontinued operations	(37,507)	952	(952)	(37,507)
Income tax provision (benefit)	(14,628)	371	(371)	(14,628)

Net earnings (loss)	$(79,445)	$769	$(769)	$(79,445)

Condensed consolidating balance sheets as of December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,149	$41	$—	$7,190
Short-term investments	40,091	—	—	40,091
Receivables, net	105,088	257	—	105,345
Inventories	159,550	128	—	159,678
Prepaid expenses	18,315	—	—	18,315

Total current assets	330,193	426	—	330,619
Land, other than timberlands	8,338	493	—	8,831
Plant and equipment, at cost less accumulated depreciation	739,741	601	—	740,342
Timber, timberlands and related logging facilities	398,899	—	—	398,899
Other assets	119,932	—	(1,246)	118,686

	$1,597,103	$1,520	$(1,246)	$1,597,377

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$507	$—	$—	$507
Accounts payable and accrued liabilities	169,165	145	—	169,310

Total current liabilities	169,672	145	—	169,817
Intercompany transfers	31,197	(31,197)	—	—
Long-term debt	618,278	—	—	618,278
Other long-term obligations	266,514	—	—	266,514
Deferred taxes	71,917	—	—	71,917
Stockholders’ equity	439,525	32,572	(1,246)	470,851

	$1,597,103	$1,520	$(1,246)	$1,597,377

	December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets:
Cash	$8,811	$162	$—	$8,973
Restricted cash	15,069	—	—	15,069
Short-term investments	2,000	—	—	2,000
Receivables, net	119,803	161	—	119,964
Inventories	159,637	161	—	159,798
Prepaid expenses	39,006	(1)	—	39,005
Assets held for sale	5,000	—	—	5,000

Total current assets	349,326	483	—	349,809
Land, other than timberlands	8,354	396	—	8,750
Plant and equipment, at cost less accumulated depreciation	757,372	796	—	758,168
Timber, timberlands and related logging facilities	396,426	—	—	396,426
Other assets	112,910	—	(1,246)	111,664

	$1,624,388	$1,675	$(1,246)	$1,624,817

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$40,000	$—	$—	$40,000
Current installments on long-term debt	15,607	—	—	15,607
Accounts payable and accrued liabilities	191,368	129	—	191,497
Liabilities related to assets held for sale	12	—	—	12

Total current liabilities	246,987	129	—	247,116
Intercompany transfers	30,779	(30,779)	—	—
Long-term debt	622,645	—	—	622,645
Other long-term obligations	267,611	—	—	267,611
Deferred taxes	56,654	—	—	56,654
Stockholders’ equity	399,712	32,325	(1,246)	430,791

	$1,624,388	$1,675	$(1,246)	$1,624,817

Condensed consolidating statements of cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

	For the year ended December 31, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings	$50,456	$271	$—	$50,727
Adjustments to reconcile net earnings to net operating cash flows:
Loss from discontinued operations	820	—	—	820
Loss on disposal of discontinued operations	60	—	—	60
Depreciation, amortization and cost of fee timber harvested	104,761	98	—	104,859
Debt retirement costs	248	—	—	248
Deferred taxes	15,503	—	—	15,503
Employee benefit plans	1,514	—	—	1,514
Working capital changes	9,180	(48)	—	9,132
Funding of qualified pension plans	(19,461)	—	—	(19,461)

Net cash provided by operations	163,081	321	—	163,402

Cash Flows From Investing
Decrease in restricted cash	15,069	—	—	15,069
Increase in short-term investments	(38,091)	—	—	(38,091)
Investments and advances from subsidiaries	442	(442)	—	—
Additions to plant and properties	(79,686)	—	—	(79,686)
Other, net	(9,218)	—	—	(9,218)

Net cash used for investing	(111,484)	(442)	—	(111,926)

Cash Flows From Financing
Change in book overdrafts	4,610	—	—	4,610
Decrease in notes payable	(40,000)	—	—	(40,000)
Retirement of long-term debt	(19,467)	—	—	(19,467)
Premiums and fees on debt retirement	(248)	—	—	(248)
Issuance of treasury stock	6,799	—	—	6,799
Dividends	(17,217)	—	—	(17,217)
Other, net	8,656	—	—	8,656

Net cash used for financing	(56,867)	—	—	(56,867)

Cash from continuing operations	(5,270)	(121)	—	(5,391)
Cash from discontinued operations	3,608	—	—	3,608

Decrease in cash	(1,662)	(121)	—	(1,783)
Balance at beginning of year	8,811	162	—	8,973

Balance at end of year	$7,149	$41	$—	$7,190

	For the year ended December 31, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(234,455)	$74	$—	$(234,381)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss from discontinued operations	14,905	50	—	14,955
Loss on disposal of discontinued operations	229,023	—	—	229,023
Depreciation, amortization and cost of fee timber harvested	115,388	81	—	115,469
Debt retirement costs	15,360	—	—	15,360
Deferred taxes	(132,725)	—	—	(132,725)
Employee benefit plans	3,295	—	—	3,295
Working capital changes	(49,613)	(2)	—	(49,615)

Net cash provided by (used for) operations	(38,822)	203	—	(38,619)

Cash Flows From Investing
Decrease in restricted cash	83,131	—	—	83,131
Decrease in short-term investments	28,500	—	—	28,500
Investments and advances from subsidiaries	394	(394)	—	—
Additions to plant and properties	(51,614)	—	—	(51,614)
Other, net	(13,530)	—	—	(13,530)

Net cash provided by (used for) investing	46,881	(394)	—	46,487

Cash Flows From Financing
Change in book overdrafts	(9,952)	—	—	(9,952)
Increase in notes payable	40,000	—	—	40,000
Retirement of long-term debt	(511,873)	—	—	(511,873)
Premiums and fees on debt retirement	(10,584)	—	—	(10,584)
Issuance of treasury stock	8,146	—	—	8,146
Dividends	(17,071)	—	—	(17,071)
Other, net	6,054	—	—	6,054

Net cash used for financing	(495,280)	—	—	(495,280)

Cash from continuing operations	(487,221)	(191)	—	(487,412)
Cash from discontinued operations	488,641	269	—	488,910

Increase in cash	1,420	78	—	1,498
Balance at beginning of year	7,391	84	—	7,475

Balance at end of year	$8,811	$162	$—	$8,973

	For the year ended December 31, 2001
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Continuing Operations
Net earnings (loss)	$(80,214)	$769	$—	$(79,445)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss (earnings) from discontinued operations	23,460	(581)	—	22,879
Depreciation, amortization and cost of fee timber harvested	114,948	85	—	115,033
Deferred taxes	(83,351)	—	—	(83,351)
Employee benefit plans	(2,365)	—	—	(2,365)
Working capital changes	54,227	17	—	54,244
Funding of qualified pension plans	(1,465)	—	—	(1,465)

Net cash provided by operations	25,240	290	—	25,530

Cash Flows From Investing
Increase in restricted cash	(98,200)	—	—	(98,200)
Increase in short-term investments	(30,500)	—	—	(30,500)
Investments and advances from subsidiaries	1,052	(1,052)	—	—
Additions to plant and properties	(42,679)	—	—	(42,679)
Other, net	(4,541)	(8)	—	(4,549)

Net cash used for investing	(174,868)	(1,060)	—	(175,928)

Cash Flows From Financing
Change in book overdrafts	(2,366)	—	—	(2,366)
Decrease in notes payable	(188,943)	—	—	(188,943)
Proceeds from long-term debt	450,000	—	—	450,000
Retirement of long-term debt	(101,749)	—	—	(101,749)
Long-term debt issuance fees	(15,553)	—	—	(15,553)
Issuance of treasury stock	6,620	—	—	6,620
Purchase of treasury stock	(10,453)	—	—	(10,453)
Dividends	(33,108)	—	—	(33,108)
Other, net	(112)	—	—	(112)

Net cash provided by financing	104,336	—	—	104,336

Cash from continuing operations	(45,292)	(770)	—	(46,062)
Cash from discontinued operations	42,157	723	—	42,880

Decrease in cash	(3,135)	(47)	—	(3,182)
Balance at beginning of year	10,526	131	—	10,657

Balance at end of year	$7,391	$84	$—	$7,475

INDEPENDENT AUDITORS’ REPORT

The Board of Directors:

We have audited the accompanying balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2003 and 2002 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the financial statements, we also have audited the financial statement schedule on page 74. These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

Portland, Oregon

January 23, 2004

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

Description	Balance at beginning of year	Amounts charged (credited) to costs and expenses	Deductions[1]	Balance at end of year
Reserve deducted from related assets:
Doubtful accounts —
Accounts receivable
Year ended December 31, 2003	$1,624	$376	$(715)	$1,285

Year ended December 31, 2002	$1,589	$881	$(846)	$1,624

Year ended December 31, 2001	$612	$3,832	$(2,855)	$1,589

[1]	Accounts written off, net of recoveries.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

(2)*	Asset Purchase Agreement, dated as of March 18, 2002, between Potlatch Corporation, Sappi Limited and Northern Holdings LLC, now known as Sappi Cloquet LLC, filed as Exhibit (2) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(3)(a)*	Restated Certificate of Incorporation, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (“2002 Form 10-K”).

(3)(c)*	By-laws, as amended through January 24, 2002, filed as Exhibit (3)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (“2001 Form 10-K”).

(4)	See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (“2000 Form 10-K”).

(4)(a)(i)*	Officers’ Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form 10-K.

(4)(a)(ii)*	Officers’ Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the 2001 Form 10-K.

(4)(b)*	Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective March 7, 2003, filed as Exhibit(10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of December 1, 1999, filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, filed as Exhibit (10)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (“1999 Form 10-K”).

(10)(c)(i)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(i) to the 2001 Form 10-K.

(10)(c)(ii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K.

(10)(d)[1]**	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan (As Amended and Restated Effective January 1, 1989).

(10)(d)(i)[1]**	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d).

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 18, 2000, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit

(10)(h)[1]*	Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002, filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(i)[1]*	Compensation of Directors, dated December 5, 2002, filed as Exhibit (10)(i) to the 2002 Form 10-K.

(10)(j)[2]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K.

(10)(j)(i)[2]	Amendment No. 2 to Schedule A to Exhibit (10)(j).

(10)(k)[2]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K.

(10)(k)(i)[2]*	Amendment No. 4 to Schedule A to Exhibit (10)(k), filed as Exhibit (10)(k)(i) to the 2002 Form 10-K.

(10)(l)[1]*	Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated December 2, 1999, filed as Exhibit (10)(l) to the 1999 Form 10-K.

(10)(l)(ii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as Exhibit (10)(l)(ii) to the 2000 Form 10-K.

(10)(l)(iii)[1]**	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998.

(10)(m)(i)[1]**	Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements.

(10)(m)(ii)[1]**	Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan adopted December 7, 1995, as amended and restated December 2, 1999, filed as Exhibit (10)(n) to the 1999 Form 10-K.

(10)(n)(i)[1]*	Form of Stock Option Agreement used for employees for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995 filed as Exhibit (10)(n)(i) to the 2000 Form 10-K.

(10)(n)(ii)[1]*	Form of Addendum used in connection with the Stock Option Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the 2001 Form 10-K.

(10)(n)(iii)[1]*	Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 2001 Form 10-K.

(10)(n)(iv)[1]**	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998.

(10)(n)(v)[1]**	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998.

Exhibit

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999, 2000, 2001 and 2002, filed as Exhibit (10)(n)(vi) to the 1999 Form 10-K.

(10)(n)(vii)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999 and 2000, filed as Exhibit (10)(n)(vii) to the 1999 Form 10-K.

(10)(o)*	Credit Agreement, dated as of June 29, 2001, filed as Exhibit (10)(p) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)(o)(i)*	First Amendment to Exhibit (10)(o), dated as of August 27, 2001, filed as Exhibit (10)(o)(i) to the 2001 Form 10-K.

(10)(o)(ii)*	Second Amendment to Exhibit (10)(o), dated as of December 19, 2001, filed as Exhibit (10)(o)(ii) to the 2001 Form 10-K.

(10)(o)(iii)*	Third Amendment to Exhibit (10)(o), dated as of January 24, 2002, filed as Exhibit (10)(o)(iii) to the 2001 Form 10-K.

(10)(o)(iv)*	Consent Letter, dated March 19, 2002, whereby lenders consent to the sale of Printing Papers segment assets to a domestic subsidiary of Sappi Limited, filed as Exhibit (10)(o)(iv) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10)(o)(v)*	Consent and Modification, dated June 12, 2002, amending the definition of Consolidated Net Worth, filed as Exhibit (10)(o)(v) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)(o)(vi)*	Fourth Amendment to Credit Agreement and Waiver, dated as of July 16, 2002, filed as Exhibit (10)(o)(vi) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)(o)(vii)*	Fifth Amendment to Credit Agreement and Waiver, dated as of September 9, 2002, filed as Exhibit (10)(o)(vii) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(viii)*	Consent and Modification dated September 11, 2002, filed as Exhibit (10)(o)(vii) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(ix)*	Consent and Modification dated September 27, 2002, filed as Exhibit (10)(o)(ix) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(x)*	Consent dated October 23, 2002, filed as Exhibit (10)(o)(x) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(xi)*	Sixth Amendment to Exhibit (10)(o), dated as of December 18, 2002, filed as Exhibit (10)(o)(xi) to the 2002 Form 10-K

(10)(o)(xii)*	Seventh Amendment to Exhibit (10)(o), dated as of January 23, 2003, filed as Exhibit (10)(o)(xii) to the 2002 Form 10-K.

(10)(o)(xiii)**	Consent and Modification dated September 10, 2003.

(10)(p)*	Severance arrangement with Phillip M. Baker, filed as Exhibit (10)(p) to the 2001 Form 10-K.

(10)(q)[1]**	Form of Performance Share Agreement for the Potlatch Corporation 2000 Stock Incentive Plan, together with the Addendum thereto as used for performance share awards granted in December, 2003.

Exhibit

(12)**	Computation of Ratio of Earnings to Fixed Charges.

(21)**	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Certified Public Accountants.

(24)**	Powers of Attorney.

(31)**	Rule 13a-14(a)/15d-14(a) Certifications.

(32)**	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
**	Previously filed.
[1]	Management compensatory plan or arrangement.
[2]	Management contract.