Form 10-K/A
period 2003-12-31
POTLATCH CORP
filed 2005-01-18
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 2

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

Introductory Note

On March 12, 2004, Potlatch Corporation filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2003 (the 2003 Form 10-K). On December 6, 2004, Potlatch Corporation filed an amendment to the 2003 Form 10-K (the 2003 Form 10-K/A). Although the certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 (the Section 302 and 906 Certifications) were included with the 2003 Form 10-K on the date it was originally filed, such certifications were inadvertently omitted from the amended 2003 Form 10-K/A. The Company hereby files this second amendment to the 2003 Form 10-K to include the Section 302 and Section 906 Certifications. No other information previously disclosed in the 2003 Form 10-K/A is being modified by this second amendment.

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
L. Pendleton Siegel Chairman of the Board and Chief Executive Officer

Date: January 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 18, 2005, by the following persons on behalf of the company in the capacities indicated.

By	/s/ L. PENDLETON SIEGEL L. Pendleton Siegel	Director and Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By	/s/ GERALD L. ZUEHLKE Gerald L. Zuehlke	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

By	/s/ TERRY L. CARTER Terry L. Carter	Controller (Principal Accounting Officer)

	* Boh A. Dickey	Director

	* Ruth Ann M. Gillis	Director

	* Jerome C. Knoll	Director

	* Lawrence S. Peiros	Director

* Michael T. Riordan	Director

* Judith M. Runstad	Director

* Dr. William T. Weyerhaeuser	Director

*By	/s/ MALCOLM A. RYERSE
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

Portland, Oregon

January 23, 2004

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

Description	Balance at beginning of year	Amounts charged (credited) to costs and expenses	Deductions[1]	Balance at end of year
Reserve deducted from related assets:
Doubtful accounts —
Accounts receivable
Year ended December 31, 2003	$1,624	$376	$(715)	$1,285

Year ended December 31, 2002	$1,589	$881	$(846)	$1,624

Year ended December 31, 2001	$612	$3,832	$(2,855)	$1,589

[1]	Accounts written off, net of recoveries.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

(2)*	Asset Purchase Agreement, dated as of March 18, 2002, between Potlatch Corporation, Sappi Limited and Northern Holdings LLC, now known as Sappi Cloquet LLC, filed as Exhibit (2) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(3)(a)*	Restated Certificate of Incorporation, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (“2002 Form 10-K”).

(3)(c)*	By-laws, as amended through January 24, 2002, filed as Exhibit (3)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (“2001 Form 10-K”).

(4)	See Exhibits (3)(a) and (3)(c). Registrant also undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (“2000 Form 10-K”).

(4)(a)(i)*	Officers’ Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form 10-K.

(4)(a)(ii)*	Officers’ Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the 2001 Form 10-K.

(4)(b)*	Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)(a)[1]*	Potlatch Corporation Management Performance Award Plan, as amended effective March 7, 2003, filed as Exhibit(10)(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of December 1, 1999, filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(c)[1]*	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999, filed as Exhibit (10)(c) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (“1999 Form 10-K”).

(10)(c)(i)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(i) to the 2001 Form 10-K.

(10)(c)(ii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K.

(10)(d)[1]**	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan (As Amended and Restated Effective January 1, 1989).

(10)(d)(i)[1]**	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d).

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 18, 2000, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit

(10)(h)[1]*	Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002, filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(i)[1]*	Compensation of Directors, dated December 5, 2002, filed as Exhibit (10)(i) to the 2002 Form 10-K.

(10)(j)[2]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K.

(10)(j)(i)[2]	Amendment No. 2 to Schedule A to Exhibit (10)(j).

(10)(k)[2]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K.

(10)(k)(i)[2]*	Amendment No. 4 to Schedule A to Exhibit (10)(k), filed as Exhibit (10)(k)(i) to the 2002 Form 10-K.

(10)(l)[1]*	Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated December 2, 1999, filed as Exhibit (10)(l) to the 1999 Form 10-K.

(10)(l)(ii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as Exhibit (10)(l)(ii) to the 2000 Form 10-K.

(10)(l)(iii)[1]**	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998.

(10)(m)(i)[1]**	Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements.

(10)(m)(ii)[1]**	Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements.

(10)(n)[1]*	Potlatch Corporation 1995 Stock Incentive Plan adopted December 7, 1995, as amended and restated December 2, 1999, filed as Exhibit (10)(n) to the 1999 Form 10-K.

(10)(n)(i)[1]*	Form of Stock Option Agreement used for employees for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995 filed as Exhibit (10)(n)(i) to the 2000 Form 10-K.

(10)(n)(ii)[1]*	Form of Addendum used in connection with the Stock Option Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the 2001 Form 10-K.

(10)(n)(iii)[1]*	Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 2001 Form 10-K.

(10)(n)(iv)[1]**	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998.

(10)(n)(v)[1]**	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998.

Exhibit

(10)(n)(vi)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999, 2000, 2001 and 2002, filed as Exhibit (10)(n)(vi) to the 1999 Form 10-K.

(10)(n)(vii)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999 and 2000, filed as Exhibit (10)(n)(vii) to the 1999 Form 10-K.

(10)(o)*	Credit Agreement, dated as of June 29, 2001, filed as Exhibit (10)(p) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)(o)(i)*	First Amendment to Exhibit (10)(o), dated as of August 27, 2001, filed as Exhibit (10)(o)(i) to the 2001 Form 10-K.

(10)(o)(ii)*	Second Amendment to Exhibit (10)(o), dated as of December 19, 2001, filed as Exhibit (10)(o)(ii) to the 2001 Form 10-K.

(10)(o)(iii)*	Third Amendment to Exhibit (10)(o), dated as of January 24, 2002, filed as Exhibit (10)(o)(iii) to the 2001 Form 10-K.

(10)(o)(iv)*	Consent Letter, dated March 19, 2002, whereby lenders consent to the sale of Printing Papers segment assets to a domestic subsidiary of Sappi Limited, filed as Exhibit (10)(o)(iv) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10)(o)(v)*	Consent and Modification, dated June 12, 2002, amending the definition of Consolidated Net Worth, filed as Exhibit (10)(o)(v) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)(o)(vi)*	Fourth Amendment to Credit Agreement and Waiver, dated as of July 16, 2002, filed as Exhibit (10)(o)(vi) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)(o)(vii)*	Fifth Amendment to Credit Agreement and Waiver, dated as of September 9, 2002, filed as Exhibit (10)(o)(vii) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(viii)*	Consent and Modification dated September 11, 2002, filed as Exhibit (10)(o)(vii) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(ix)*	Consent and Modification dated September 27, 2002, filed as Exhibit (10)(o)(ix) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(x)*	Consent dated October 23, 2002, filed as Exhibit (10)(o)(x) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(o)(xi)*	Sixth Amendment to Exhibit (10)(o), dated as of December 18, 2002, filed as Exhibit (10)(o)(xi) to the 2002 Form 10-K

(10)(o)(xii)*	Seventh Amendment to Exhibit (10)(o), dated as of January 23, 2003, filed as Exhibit (10)(o)(xii) to the 2002 Form 10-K.

(10)(o)(xiii)**	Consent and Modification dated September 10, 2003.

(10)(p)*	Severance arrangement with Phillip M. Baker, filed as Exhibit (10)(p) to the 2001 Form 10-K.

(10)(q)[1]**	Form of Performance Share Agreement for the Potlatch Corporation 2000 Stock Incentive Plan, together with the Addendum thereto as used for performance share awards granted in December, 2003.

Exhibit

(12)**	Computation of Ratio of Earnings to Fixed Charges.

(21)**	Potlatch Corporation Subsidiaries.

(23)**	Consent of Independent Certified Public Accountants.

(24)**	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
**	Previously filed.
[1]	Management compensatory plan or arrangement.
[2]	Management contract.