Form 10-K
period 2004-12-31
POTLATCH CORP
filed 2005-02-25
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File
December 31, 2004	Number 1-5313

Potlatch Corporation

A Delaware Corporation	(IRS Employer Identification
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004, was approximately $1,186.6 million, based on the closing price of $41.64, as reported on the New York Stock Exchange Composite Transactions.

The number of shares of common stock outstanding as of January 31, 2005: 28,955,495 shares of Common Stock, par value of $1 per share.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2005 annual meeting of stockholders are incorporated by reference in Part III hereof.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

ITEM 1.    BUSINESS

General

Potlatch Corporation (herein referred to as the “company,” “us,” “we,” and “our”), incorporated in 1903, is a vertically integrated and diversified forest products company. We own and manage approximately 1.5 million acres of timberlands and operate 13 manufacturing facilities. Our timberland and all of our manufacturing facilities are located within the continental United States, primarily in Arkansas, Idaho, Minnesota and Nevada. We are engaged principally in growing and harvesting timber and converting wood fiber into two broad product lines: (a) commodity wood products; and (b) bleached pulp products. Our business is organized into four operating segments: Resource; Wood Products; Pulp and Paperboard; and Consumer Products.

Information relating to the amounts of net sales, operating income (loss) and identifiable assets attributable to each of our operating segments for 2002-2004 is included in Note 14 to the consolidated financial statements on pages 62-64 of this report.

Interested parties may access our periodic and current reports filed with the Securities and Exchange Commission, at no charge, by visiting our website: www.potlatchcorp.com. In the menu click on: Corporate Governance, then choose: SEC Filings. Information on our website is not part of this report.

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

Raw Materials

The principal raw material used by our manufacturing operations is wood fiber, which is obtained from our own timberlands and purchased on the open market. Our Resource segment supplies fiber from our timberlands, as well as fiber purchased from outside sources, to our manufacturing facilities. In addition, most of our manufacturing segments procure fiber directly from third parties for use in their respective operations. Our Wood Products segment purchases a portion of its sawtimber log needs; our Pulp and Paperboard segment purchases a substantial amount of wood chips and sawdust from third parties for use in the production of pulp; and the Consumer Products segment purchases several varieties of pulp, in addition to pulp provided by our Pulp and Paperboard segment, which is used in manufacturing tissue products.

Information regarding 2004 fee harvests, purchases of wood fiber from third parties and sales of wood fiber to third parties are contained in the table below:

Timberland Base	Arkansas		Idaho		Minnesota
	Sawtimber	Pulpwood	Sawtimber	Pulpwood	Sawtimber/OSB Logs*	Pulpwood
Fee Harvest (tons)	719,000	438,000	1,240,000	195,000	389,000	7,000
Purchased Fiber (tons)	1,323,000	808,000	527,000	68,000	2,052,000	11,000

Total	2,042,000	1,246,000	1,767,000	263,000	2,441,000	18,000

Tons Sold to Third Parties	386,000	387,000	585,000	11,000	193,000	18,000

*	After the sale of our OSB operations in September 2004, we ceased purchasing OSB logs and began to sell OSB logs harvested from our timberlands.

In 2004, 537,000 tons of the total 4,789,000 tons of purchased sawtimber, OSB logs and pulpwood were acquired directly from timberlands owned by federal, state and local governments. Wood fiber acquisitions from these sources occur in market transactions at current market prices. We generally do not maintain long-term supply contracts for a significant volume of timber.

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

Resource Segment

The Resource segment manages our 1.5 million acres of timberlands located in Arkansas, Idaho and Minnesota, and a 17,000 acre hybrid poplar plantation in Oregon. The timberlands include a wide diversity of softwood and hardwood species. In Arkansas we own approximately 473,000 acres of timberlands. Primary species on these lands include southern yellow pine, red oak, white oak and other hardwoods. We own approximately 667,000 acres of timberlands in the northern portion of the state of Idaho. Primary species on these lands include grand fir, inland red cedar, Douglas fir, ponderosa pine, western larch, Engelmann spruce and western white pine. We own approximately 319,000 acres of timberlands in Minnesota, comprised primarily of aspen and red pine.

The segment sells wood fiber at market prices to our manufacturing facilities, as well as to third parties. We believe this maximizes our timber value and motivates management of our manufacturing segments to optimize operating efficiencies and identify profitable markets in which to compete. The Resource segment also provides fiber procurement services to some of our manufacturing facilities and uses its expertise for regional timber and log acquisitions and sales.

In addition to sales to our manufacturing facilities, which accounted for 60% of the segment’s net sales in 2004, the Resource segment sells wood fiber to a variety of paper and forest products companies situated within economically viable transportation distance of our timberlands. These customers range in size from small operators to multinational corporations. The segment competes with owners of timberlands that operate in areas adjacent to or near our timberlands, ranging from private owners of small tracts of land to some of the largest timberland companies in the United States. The segment competes principally on the basis of log quality, customer service and price.

The segment also sells land in the normal course of business, the majority of which is comprised of small parcels of timberland. We have intensified our efforts to manage our timberlands, which include sales of non-strategic land. Non-strategic land sales occur because the parcels do not fit our strategic plan or the parcels may be more valuable to others. As part of our strategic plan for timberlands, we also purchase parcels accretive to the business.

We own 17,000 acres of agricultural land located in northeastern Oregon, which is being developed for the production of hybrid poplar. In 2001, these development efforts were re-directed from the production of an alternate source of wood chips for pulping, with a harvest rotation of seven years, to the production of high-quality solid wood logs, with a harvest rotation of approximately 11 years. Consistent harvest of high-quality logs is expected to begin in 2006. We intend to sell hardwood sawlogs from the plantation for conversion into plywood and lumber for furniture manufacturing and other non-structural uses. Our financial success in the project will depend upon our ability to market hybrid poplar as a cost-competitive, viable alternative to other regional hardwood species, mainly red alder, which are currently used to supply the raw material needs for these products. The supply of available red alder is declining due to increased environmental restrictions in riparian areas throughout the Pacific Northwest. We believe our operation in Oregon and the positive characteristics of hybrid poplar logs produced there will enable us to compete effectively with producers of other hardwood species.

The amount of timber harvested in any year from company-owned lands varies according to the requirements of sustainable forest management. By continually improving silvicultural techniques and other forest management practices, we have been able to increase the sustainable volume of wood fiber produced per acre from our timberlands. Due to a low cost basis, on average, the cost of timber from company-owned land is substantially below the cost of timber obtained on the open market. Thus, our overall results of operations are favorably affected to the extent we can supply wood fiber from our own timberlands. We manage long-term harvest levels on our timberlands in a manner that assures sustainable yields consistent with the Sustainable Forestry Initiative® (SFI) Program. The SFI Program was initially developed by the American Forest & Paper Association (AF&PA) to establish principles and objectives for program participants committed to sustainable forestry and to provide measures by which the public can monitor and evaluate this commitment. The SFI Program is currently managed by an independent board (The Sustainable Forestry Board) whose members include representatives of the forest products industry as well as representatives of diversified stakeholders. As a member of AF&PA and a participant in the SFI Program, we have implemented the principles of the SFI Program: sustainable forestry, responsible practices, forest health and productivity, and protection of special sites. During 2002, an independent third party certified that management practices on our timberlands in Arkansas, Idaho and Minnesota met the requirements for SFI certification, as well as the International Organization on Standardization (ISO) 14001 standard for environmental management systems. In 2003 and 2004, our management practices on all 1.5 million acres of timberlands underwent audits which verified that these practices continue to meet the requirements of the SFI and ISO certifications. Our Boardman, Oregon, hybrid poplar plantation was certified as “well managed” in 2001 under the Forest Stewardship Council® (FSC) standards, and was also certified under the ISO standard in 2004. (Sustainable Forestry Initiative® is a registered trademark of the AF&PA. Forest Stewardship Council® is a registered trademark of the Forest Stewardship Council.)

In 2003, the Idaho region elected to be the sole industry participant in a certification system comparison project conducted by the Pinchot Institute, initiated to understand and document similarities and differences between the SFI and FSC standards of performance, the two primary North American programs. Participation required that our Idaho timberlands undergo third party audits under both programs. In April 2004, we became the first publicly traded United States company to receive FSC third-party certification. Results of the comparison between the FSC and SFI certification systems demonstrated that both systems are similar in many respects, but each has specific strengths that, when combined, enhance our environmental management system and improve environmental performance. Our Arkansas timberlands are currently in consideration for FSC third-party certification. An audit was performed in late 2004, and we expect to receive certification by the second quarter of 2005. Our Minnesota timberlands will undergo an FSC third-party audit in 2005.

The SFI, ISO and FSC certifications will aid us in marketing our products to customers who require that products they purchase for resale have such certifications. In fact, our FSC certified lumber and plywood products were named one of 2004’s Top-10 BuildingGreen products by BuildingGreen, Inc.

Since late 2002, we have worked with the Trust for Public Land to establish working-forest conservation easements on a portion of our Idaho timberlands to be held by the Idaho Department of Lands (IDL). To-date, conservation easements covering 25,700 acres of our Idaho timberlands have been conveyed to the IDL. We expect to grant additional conservation easements in 2005 and subsequent years. The easements require us to accept certain restrictions on the use of the property over which the easements are granted, such as a prohibition on converting land to residential or commercial uses. The easement terms permit the continued use of the land as a working, managed forest. Our compensation for accepting restrictions is based upon a fair-market appraisal of the rights foregone. We recognized approximately $4.1 million and $0.5 million in Idaho easement revenues for 2004 and 2003, respectively. Since 2003, we have also worked with the Trust for Public Land to pursue conservation easements in the Brainerd Lakes region of Minnesota covering approximately 4,800 acres of timberlands to be held by the Minnesota Department of Natural Resources. We expect to finalize conservation easements on more than half of the project in 2005. Similar conservation easements have been granted covering approximately 500 acres of our timberlands in Arkansas. Future grants of conservation easements are being considered in all of our operating regions.

Wood Products Segment

The Wood Products segment manufactures and markets lumber, plywood and particleboard. These products are sold through our sales offices primarily to wholesalers for nationwide distribution.

To produce these solid wood products, we own and operate seven manufacturing facilities in Arkansas, Idaho and Minnesota. A description of these facilities is included under Item 2 of this report.

In mid-2004, we received an unsolicited offer from Ainsworth Lumber Co. Ltd. to purchase our three oriented strand board facilities located in Minnesota. After negotiations, the sale was completed in September 2004. Financial data relating to the sale is included in this report under the heading “Discontinued Operations” in Item 1—Business, as well as throughout Management’s Discussion and Analysis and Note 16 to the consolidated financial statements.

The forest products industry is highly competitive, and we compete with both smaller and substantially larger forest products companies, as well as companies that manufacture substitutes for wood and wood fiber products. Our share of the market for lumber, plywood and particleboard is not significant compared to the total United States market for these products. We believe that competitiveness in this industry is largely based on individual mill efficiency and on the availability of competitively priced resources on a facility-by-facility basis, rather than the number of mills operated. This is due to the fact that it is generally not economical to transfer wood between or among facilities, which would permit a greater degree of specialization and operating efficiencies. Instead, each facility must utilize the raw materials that are available to it in a relatively limited geographic area. For these reasons, we believe we are able to compete effectively with companies that have a larger number of mills. We compete based on product quality, customer service and price.

Pulp and Paperboard Segment

The Pulp and Paperboard segment produces and markets bleached paperboard and bleached pulp. A description of the facilities used to produce these products is included under Item 2 of this report.

We are a major producer of bleached paperboard in the United States, where we compete with at least five other domestic pulp and paperboard producers. We believe we are the third largest domestic producer of bleached paperboard, with approximately 10% of the available capacity. The business is capital intensive, which leads to high fixed costs. As a result, production generally continues as long as selling prices cover variable costs. As part of our ongoing effort to increase manufacturing efficiency and lower costs, we have allocated production of various paperboard products between our two facilities.

Bleached paperboard is a product used in the high-end segment of the packaging industry due to its strength, brightness and favorable printing and graphic surface features. Our bleached paperboard is processed by our customers into a variety of end products, including packaging for liquids and other food products, pharmaceuticals, toiletries and other consumable goods, as well as paper cups and paper plates.

We also produce and sell bleached softwood market pulp, which is used as the basis for many paper products. We do not consider ourselves among the larger manufacturers of softwood market pulp in the United States.

We utilize various methods for the sale and distribution of our paperboard and softwood pulp. In general, we sell paperboard to packaging converters domestically through sales offices located throughout the United States. The majority of our international paperboard sales are made in Japan, Korea, China and other Southeast Asian countries through sales representative offices. The majority of softwood market pulp sales are generally made through agents. Our principal methods of competing are product quality, customer service and price.

Consumer Products Segment

The Consumer Products segment produces and markets household tissue products. A description of the facilities used to produce these products is included under Item 2 of this report. In early 2004, we commenced operation of a new 102-inch through-air-dried tissue machine next to our existing tissue converting facility in Las Vegas, Nevada.

During 2004, our tissue products were manufactured on three machines at our Lewiston, Idaho, facility, as well as on the new machine at Las Vegas. The tissue was then converted into packaged tissue products at three converting facilities in Lewiston, Las Vegas, and Benton Harbor, Michigan. A fourth converting facility, in Elwood, Illinois, began operations in the middle of 2004. Approximately 61% of the pulp we used to make our tissue products was obtained from our Lewiston pulp mill. The remaining portion was purchased on the open market and consisted primarily of hardwood pulp, which enhances the quality of certain grades of tissue.

We are a leading North American producer of private label household tissue products, and we produce most of the private label tissue products sold in grocery stores in the western U.S. We compete with at least three companies that are much larger than us who sell national brand tissue products, as well as commercial, industrial and private label products. We also compete with other companies who sell regional brand products and commercial, industrial and private label products. Our household tissue products (facial and bathroom tissues, paper towels and napkins) are packaged to order for retail chains, wholesalers and cooperative buying organizations throughout the United States and, to a lesser extent, Canada. These products are sold to consumers under our customers’ own brand names. We sell a majority of our tissue products to three national grocery store chains. We do not have long-term supply contracts with any of these national chains and the loss of one or more of these customers could have a material adverse effect upon the operating results of the segment.

We sell tissue products to major retail outlets, primarily through brokers. Our principal methods of competing are product quality, customer service and price.

Discontinued Operations

In May 2002, we completed the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets to a domestic subsidiary of Sappi Limited for $485.5 million in cash, after closing adjustments. In conjunction with the sale, we closed our Brainerd, Minnesota, printing papers mill and exited the coated printing papers business. As a result, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. In December 2002, we recorded an additional after-tax charge of $14.6 million to adjust employee severance costs, the carrying value of the remaining Brainerd assets and other exit costs. We sold the Brainerd facility in February 2003 for $4.44 million in cash. In December 2003, we recorded an after-tax charge of $1.6 million for a continuing contractual obligation related to the Brainerd facility.

In June 2002, we announced the closure of our Bradley hardwood sawmill in Warren, Arkansas, and exit from the hardwood lumber business. An after-tax charge of $5.7 million was recorded for estimated asset write-down and closure costs. We sold the facility in August 2002. In December 2002, we reversed $1.6 million of the after-tax charge to reflect the actual costs incurred for the closure and sale.

On August 25, 2004, we entered into a definitive agreement for the sale of our oriented strand board facilities and related assets in Bemidji, Cook and Grand Rapids, Minnesota, to Ainsworth Lumber Co. Ltd. for approximately $452 million in cash, after closing adjustments. The sale was completed in September 2004. We recorded an after-tax gain on the sale of $163.1 million in the third quarter of 2004.

Environment

Information regarding environmental matters is included under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36-37 of this report.

Employees

As of December 31, 2004, we had approximately 3,700 full-time employees. The workforce consisted of approximately 900 salaried, 2,800 hourly and 100 temporary or part-time employees. As of December 31, 2004, approximately 57% of the workforce was covered under collective bargaining agreements.

Hourly union labor contracts expiring in 2005 are set forth below.

Contract Expiration Date	Location	Union	Approximate Number of Hourly Employees

May 8	Wood Products Division & Resource Management Division Warren, Arkansas	International Association of Machinists & Aerospace Workers	250

ITEM 2.    PROPERTIES

For information regarding our timberlands, see the discussion under the heading “Resource Segment” on pages 3-5 of this report. Our principal manufacturing facilities at December 31, 2004, which are all owned by us except as noted, together with their respective 2004 annual capacities and production, are as follows:

	Capacity (A)	Production (A)
Wood Products
Sawmills:
Prescott, Arkansas	225,000 mbf	220,000 mbf
Warren, Arkansas	225,000 mbf	210,000 mbf
Lewiston, Idaho	175,000 mbf	174,000 mbf
St. Maries, Idaho	115,000 mbf	112,000 mbf
Bemidji, Minnesota	100,000 mbf	98,000 mbf

Plywood Mill (B):
St. Maries, Idaho	160,000 msf	155,000 msf

Particleboard Mill (C):
Post Falls, Idaho	70,000 msf	63,000 msf

Pulp and Paperboard
Pulp Mills:
Cypress Bend, Arkansas	280,000 tons	279,000 tons
Lewiston, Idaho	540,000 tons	523,000 tons

Bleached Paperboard Mills:
Cypress Bend, Arkansas	300,000 tons	299,000 tons
Lewiston, Idaho	420,000 tons	411,000 tons

Consumer Products
Tissue Mills:
Lewiston, Idaho	180,000 tons	178,000 tons
Las Vegas, Nevada (D)	30,000 tons	25,000 tons

Tissue Converting Facilities:
Lewiston, Idaho	110,000 tons	110,000 tons
Elwood, Illinois (E)	15,000 tons	4,000 tons
Benton Harbor, Michigan (F)	10,000 tons	7,000 tons
Las Vegas, Nevada	50,000 tons	47,000 tons

(A)	msf stands for thousand square feet; mbf stands for thousand board feet.
(B)	3/8 inch panel thickness basis.
(C)	3/4 inch panel thickness basis.
(D)	Commenced operations in 2004. Capacity shown is rated capacity.
(E)	Commenced operations in 2004. Building is leased, operating equipment is owned. Capacity shown is rated capacity.
(F)	Building and operating equipment are leased. Lease expires in May 2005.

ITEM 3.    LEGAL PROCEEDINGS

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our former oriented strand board facility in Bemidji, Minnesota (sold in September 2004), relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action was taken, and we have cooperated with the MPCA in its investigation. The MPCA has completed its investigation, and we and the MPCA are discussing a proposed settlement agreement, including the amount of a proposed penalty, which we believe will be less than $1 million. We have established a reserve in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Commitments and Contingencies.”

Taking into consideration the amount of the proposed penalty to be assessed in the above described matter, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information as of March 1, 2005, and for at least the past five years concerning the executive officers of the company is as follows:

L. Pendleton Siegel (age 62), first elected an officer in 1983, has served as Chairman of the Board and Chief Executive Officer since May 1999. Mr. Siegel was elected a director of the company effective November 1997. He is a member of the Finance Committee of the Board of Directors.

Robert P. DeVleming (age 52), first elected an officer in 1999, has served as Vice President, Consumer Products Division, since October 2004. From May 2003 through October 2004, he was Vice President, Sales, Consumer Products Division. From August 2002 through May 2003, he was Vice President, Tissue Expansion, Consumer Products Division. From May 1999 through August 2002, he was Vice President, Marketing and Sales, Consumer Products Division.

Richard K. Kelly (age 57), first elected an officer in 1999, has served as Vice President, Wood Products Division, since July 1999.

John R. Olson (age 56), first elected an officer in 1999, has served as Vice President, Resource Management Division, since May 1999.

Harry D. Seamans (age 51), first elected an officer in 2003, has served as Vice President, Pulp and Paperboard Division, since January 2003. From March 2000 through December 2002, he was Arkansas Pulp and Paperboard Mill Manager.

Gerald L. Zuehlke (age 56), first elected an officer in 1994, has served as Vice President, Finance, and Chief Financial Officer since June 2000. From June 1994 through March 2004, he also served as Treasurer.

NOTE:	The aforementioned officers of the company hold office until the officer’s successor has been duly elected and has qualified or until the earlier of the officer’s death, resignation, retirement or removal by the board.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is traded on the New York, Chicago and Pacific Stock Exchanges. The quarterly and yearly high and low sales price per share of our common stock, as reported in the New York Stock Exchange Composite Transactions for 2004 and 2003 were as follows:

	2004		2003
Quarter	High	Low	High	Low
1st	$43.55	$35.46	$25.10	$18.75
2nd	41.83	34.77	26.10	20.00
3rd	46.81	37.61	31.90	25.35
4th	51.90	44.00	35.95	29.90
Year	51.90	34.77	35.95	18.75

In general, all holders of Potlatch common stock who own shares 48 consecutive calendar months or longer (“long-term holders”) are entitled to exercise four votes per share of stock so held (commonly referred to as time-phased voting), while stockholders who are not long-term holders are entitled to one vote per share. All stockholders are entitled to only one vote per share on matters arising under certain provisions of the company’s charter. In January 2005, the board of directors announced that it will propose an amendment to the company’s restated certificate of incorporation to eliminate time-phased voting rights for Potlatch’s common stock. Stockholders will vote on the proposal at our Annual Meeting to be held in May 2005. Time-phased voting will apply to the stockholder vote on the proposal. The affirmative vote of a majority of the voting power outstanding and entitled to vote is required for approval of the amendment. Further information regarding this proposal can be obtained by referring to our definitive proxy statement for the 2005 annual meeting of stockholders. There were approximately 1,650 stockholders of record at December 31, 2004.

The board of directors annually reviews and approves the dividend policy. The board considers a variety of factors in determining whether to pay a dividend and the dividend rate, including, among other things, conditions in the forest products industry and the economy in general, dividend payments in the forest products industry, our operating results and cash flows, anticipated capital expenditures and compliance with the terms of any debt instrument that limit the payment of dividends on our common stock. The quarterly dividend rate is subject to change from time to time based on the board’s business judgment with respect to these and other relevant factors. Regular quarterly dividend payments per common share for 2004 and 2003 were:

Quarter	2004	2003
1st	$.15	$.15
2nd	.15	.15
3rd	.15	.15
4th	.15	.15

	$.60	$.60

In addition to the regular quarterly dividend payments, a $2.50 per common share special dividend was paid in the fourth quarter of 2004. The dividend represented one part of our board of directors’ authorization to return to shareholders a portion of the proceeds received from the sale of our OSB operations.

The second part of the board of directors’ authorization was in the form of a $75 million accelerated stock repurchase program, which was announced on October 25, 2004. Information on the stock repurchase is contained in the following table.

Date	Total number of shares purchased	Average price per share	Total shares purchased as part of publicly announced program	Total shares that may yet be purchased under the program
November 11, 2004	1,560,397	$48.29	1,560,397	—

The average price paid per share is subject to adjustment for the volume weighted average price per share paid by the financial counterparty that facilitated the accelerated stock repurchase. The counterparty will purchase shares for its own account in the open market over a nine-month period ending in August 2005, equaling the shares we repurchased. Further information with respect to the accelerated stock repurchase program is set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” on pages 37-39.

The accelerated stock repurchase program superseded a plan approved in December 1999, authorizing the repurchase of up to two million shares. Through December 2001, a total of 910,900 shares had been repurchased under the superseded plan.

ITEMS 6, 7, 7A and 8

The information called for by Items 6, 7, 7A and 8, inclusive, of Part II of this form is contained in the following sections of this report at the pages indicated below:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by the annual report on this Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on pages 67-69.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of our company is set forth under the heading “Board of Directors” in our definitive proxy statement, dated March 30, 2005, for the 2005 annual meeting of stockholders (2005 Proxy Statement), which information is incorporated herein by reference. Information concerning Executive Officers is included in Part I of this report following Item 4. Information regarding reporting compliance with Section 16(a) for directors, officers or other parties is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement and is incorporated herein by reference.

We have adopted a Corporate Conduct and Ethics Code that applies to all directors and employees. You can find our Corporate Conduct and Ethics Code on our website by going to the following address: www.potlatchcorp.com, clicking on Corporate Governance, and then clicking on the link for Corporate Conduct and Ethics Code. We will post any amendments, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website. To-date, no waivers to the Corporate Conduct and Ethics Code have been considered or granted.

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

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

Potlatch Corporation

Attention: Mac Ryerse, Corporate Secretary

601 West Riverside Ave., Suite 1100

Spokane, Washington 99201

Telephone: (509) 835-1500

The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. As of December 31, 2004, the members of that committee were: Boh A. Dickey (Chair), Ruth Ann M. Gillis, Jerome C. Knoll, and Gregory L. Quesnel. The board of directors has determined that Mr. Dickey is an “audit committee financial expert” and that he and all of our Audit Committee members are “independent” as defined under the applicable rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange.

ITEM 11.    EXECUTIVE COMPENSATION

Information set forth under the heading “Compensation of the Named Executive Officers” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding any person or group known by us to be the beneficial owner of more than five percent of our common stock as well as the security ownership of management set forth under the heading “Stock Ownership” in the 2005 Proxy Statement is incorporated herein by reference.

The following table provides certain information as of December 31, 2004, with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,535,468	$37.23	313,007
Equity compensation plans not approved by security holders	—	—	—

Total	1,535,468	$37.23	313,007

(1)	Includes 227,653 performance shares, which is the maximum number of shares that could be awarded under the performance share program, not including future dividend equivalents. Performance shares are not included in the weighted average exercise price calculation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information set forth under the heading “Fees Paid to Independent Auditor in 2004 and 2003” in the 2005 Proxy Statement is incorporated herein by reference.

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

Exhibits

Exhibits are listed in the Exhibit Index on pages 71-73 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTLATCH CORPORATION
(Registrant)

By	/S/ L. PENDLETON SIEGEL
L. Pendleton Siegel
Chairman of the Board and Chief Executive Officer

Date: February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2005, by the following persons on behalf of the company in the capacities indicated.

By /s/ L. PENDLETON SIEGEL L. Pendleton Siegel	Director and Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By /s/ GERALD L. ZUEHLKE Gerald L. Zuehlke	Vice President, Finance, Chief Financial Officer (Principal Financial Officer)

By /s/ TERRY L. CARTER Terry L. Carter	Controller (Principal Accounting Officer)

* Boh A. Dickey	Director

* William L. Driscoll	Director

* Ruth Ann M. Gillis	Director

* Jerome C. Knoll	Director

* Lawrence S. Peiros	Director

* Gregory L. Quesnel	Director

* Michael T. Riordan	Director

* Judith M. Runstad	Director

* Dr. William T. Weyerhaeuser	Director

*By	/S/ MALCOLM A. RYERSE
Malcolm A. Ryerse
(Attorney-in-fact)

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

The following documents are filed as part of this report:

Page Number

Selected Financial Data	19
Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-37
Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	40

Consolidated Balance Sheets at December 31, 2004 and 2003	41

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	42

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	43

Summary of Principal Accounting Policies	44-48

Notes to Consolidated Financial Statements	49-66

Reports of Independent Registered Public Accounting Firm	67-69

Schedules:

II. Valuation and Qualifying Accounts	70

All other schedules are omitted because they are not required, not applicable or the required information is given in the consolidated financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Selected Financial Data

(Dollars in thousands — except per-share amounts)

	2004	2003	2002	2001	2000
Net sales	$1,351,472	$1,192,437	$1,106,306	$1,111,811	$1,087,464
Earnings (loss) from continuing operations	15,330	(3,842)	(41,221)	(43,597)	(47,768)
Net earnings (loss)	271,249	50,727	(234,381)	(79,445)	(33,214)
Working capital	255,065	303,776	258,839	784,528	919,290
Current ratio	2.7 to 1	2.8 to 1	2.0 to 1	2.4 to 1	3.1 to 1
Long-term debt (including current portion)	$336,522	$618,785	$638,252	$1,150,125	$801,874
Stockholders’ equity	671,389	470,851	430,791	707,304	813,236
Long-term debt to stockholders’ equity ratio	0.5 to 1	1.3 to 1	1.5 to 1	1.6 to 1	.99 to 1

Capital expenditures	$48,900	$76,090	$48,924	$29,365	$80,894
Total assets	1,594,672	1,597,377	1,624,817	2,488,439	2,542,445
Basic earnings (loss) from continuing operations per common share	$0.52	$(0.13)	$(1.45)	$(1.54)	$(1.67)
Basic net earnings (loss) per common share	9.23	1.77	(8.23)	(2.81)	(1.16)
Average common shares outstanding (in thousands)	29,397	28,706	28,462	28,282	28,523

Diluted earnings (loss) from continuing operations per common share	$0.52	$(0.13)	$(1.45)	$(1.54)	$(1.67)
Diluted net earnings (loss) per common share	9.19	1.77	(8.23)	(2.81)	(1.16)
Average common shares outstanding, assuming dilution (in thousands)	29,515	28,718	28,462	28,282	28,523

Cash dividends per common share[1]	$3.10	$.60	$.60	$1.17	$1.74

Certain amounts for 2000-2003 have been reclassified to conform to the 2004 presentation as a result of the divestiture of the OSB operations.

1 Cash dividends for 2004 included a special dividend of $2.50 per common share.

Manag ement’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 13 manufacturing facilities, located primarily in Arkansas, Idaho, Minnesota and Nevada. Our business is organized into four segments:

•

The Resource segment manages our timberlands, which supply logs, wood chips, pulpwood and other wood fiber to our manufacturing segments, as well as to third parties. Intersegment sales are based on prevailing market prices for wood fiber. In 2004, Resource segment net sales were $274.3 million, representing approximately 17% of our net sales, before elimination of intersegment sales. Intersegment sales were $164.4 million in 2004.

•	The Wood Products segment manufactures lumber, plywood and particleboard at seven mills located in Arkansas, Idaho and Minnesota. These products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales were $451.0 million in 2004, representing approximately 29% of our net sales, before elimination of intersegment sales. Intersegment sales were $12.0 million in 2004.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $529.3 million in 2004, representing approximately 34% of our net sales, before elimination of intersegment sales. Intersegment sales were $46.7 million in 2004.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis by major grocery store chains. In 2004 the Consumer Products segment operated two tissue mills with related converting facilities in Idaho and Nevada, and two additional converting facilities located in Illinois and Michigan. Consumer Products segment net sales were $320.1 million in 2004, representing approximately 20% of our net sales, before elimination of intersegment sales. Intersegment sales were $0.1 million in 2004.

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

In September 2004, we sold our OSB mills and related assets in Bemidji, Cook and Grand Rapids, Minnesota, to Ainsworth Lumber Co. Ltd. for approximately $452 million in cash, after closing adjustments.

Our consolidated financial statements and this discussion reflect the classification of the Printing Papers segment, the Bradley hardwood mill and the OSB operations as discontinued operations for all periods presented. Our discontinued operations generated after-tax operating earnings (losses) of $92.8 million, $56.2 million and $(24.7) million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows generated by discontinued operations totaled $585.0 million, $98.2 million and $426.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The majority of the proceeds from the sale of the printing papers operations in 2002 were used to retire over $400 million of debt. Proceeds from the sale of the OSB operations in 2004 were used to retire an additional $281.8 million of debt, make a pension contribution of $57.9 million, pay a special cash dividend of $2.50 per common share, which totaled approximately $75 million, and to repurchase $75 million of company stock through an accelerated stock repurchase program. The retirement of the debt has decreased our interest expense in subsequent periods and improved our standing under financial ratios contained in the financial maintenance covenants in our unsecured bank credit facility.

Factors Influencing Our Results of Operations

Our operating results have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, competition, international trade agreements or disputes, the efficiency and level of capacity utilization of our manufacturing operations, changes in our principal expenses, such as wood fiber and energy costs, changes in harvest levels from our timberlands, changes in the production capacity of our manufacturing operations as a result of major capital spending projects, asset dispositions or acquisitions and other factors.

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

Our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. No downtime was taken at any of our facilities due to an inability to cover variable costs in any of the periods presented. However, our Warren and Prescott, Arkansas, lumber facilities took downtime during 2004 due to shortages of logs attributable to exceptionally wet conditions that curtailed logging operations. Downtime was also taken in 2004 at our particleboard facility to align inventory volumes with market conditions.

Energy has become one of our most volatile operating expenses over the past several years. Energy costs were higher for 2004, compared to 2003, due primarily to increased natural gas usage as a result of operating our new through-air-dried tissue machine in Las Vegas, Nevada. Compared with 2002, energy costs rose overall in 2003, but in varying amounts across our operating regions. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases and therefore such higher energy costs could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally and on changes in market prices for natural gas. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas. We entered into several such contracts in the third quarter of 2003, covering a portion of our expected natural gas purchases from November 2003 through March 2004. We have not entered into any such contracts since March 2004.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our overall results of operations are favorably affected to the extent we can supply wood fiber from our own timberlands, due to its low cost basis relative to wood fiber purchased on the open market. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels, weather, changes in our manufacturing capacity and changes in the amount of timber sales to third parties. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases, nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

The disparity between cost of wood fiber harvested from our fee timberlands and the cost of wood fiber purchased on the open market is due to the fact that the capitalized costs to establish fee timber were expended many years ago. The initial stand establishment costs remain as a capitalized asset until the timber reaches maturity, which typically ranges from 30 to 60 years. On-going forest management costs include recurring items necessary to the ownership and administration of timber producing property and are expensed as incurred. The cost of purchased wood fiber is significantly higher due to the fact that the wood fiber being purchased from third parties is mature and is sold by them at the current market price.

The cost of timber harvested in 2004, as disclosed in Note 4 to the consolidated financial statements, increased $0.4 million compared to 2003, while it decreased $1.4 million in 2003 from 2002. Because timber-growing is a long-term business, the variation between these amounts is not unusual. Such variances are due to factors discussed in the preceding paragraphs. The tons of timber purchased increased in 2002 and 2003, but decreased in 2004, largely as a result of the sale of our OSB operations. Harvested tons and tons sold also increased in 2002 and 2003 but were flat in 2004. Harvested tons as a percentage of total harvested and purchased tons for each year was 38%, 37% and 37% for 2004, 2003 and 2002, respectively. The tons sold to third parties for each of the years presented compared to total harvested and purchased tons was 19%, 18% and 10%, respectively.

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset dispositions, have significantly affected our results of operations in recent periods. In May 2002, we sold a majority of our Printing Papers segment assets to a domestic subsidiary of Sappi Limited and exited the printing papers business. In August 2002, we sold a hardwood sawmill in Arkansas. During 2004, a newly constructed tissue machine in Las Vegas, Nevada, began operation and was near full operating production of 30,000 tons per year by year’s end. In June 2004, we began operating a tissue converting facility in Elwood, Illinois. In September 2004, we sold our three OSB operations in Bemidji, Cook and Grand Rapids, Minnesota. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Critical Accounting Policies

Our principal accounting policies are discussed on pages 44-48 of this Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

Long-lived assets.    Due to the capital-intensive nature of our industry, a significant portion of our total assets are invested in our manufacturing facilities. Also, the cyclical patterns of our businesses cause cash flows to fluctuate by varying degrees from period to period. As a result, long-lived assets are a material component of our financial position with the potential for material change in valuation if assets are determined to be impaired. We account for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) SFAS No. 144. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as measured by its undiscounted estimated future cash flows. We use our operational budgets to estimate future cash flows. Budgets are inherently uncertain estimates of future performance due to the fact that all inputs (revenues, costs, capital spending) are subject to frequent change for many different reasons, as previously described in “Factors Affecting Our Results of Operations.” Because of the number of variables involved, the interrelationship between the variables and the long-term nature of the impairment measurement, sensitivity analysis of individual variables is not practical. Budget estimates are adjusted periodically to reflect changing business conditions and operations are reviewed, as appropriate, for impairment using the most current data available. To date, this process has not resulted in an impairment charge for any of our assets.

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

Restructuring charges and discontinued operations.    In 2002, we recorded charges for the reduction of the hourly workforce at a manufacturing site and a reduction of our salaried workforce. In May 2002, we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was subsequently sold in 2003. In July 2002, we closed a hardwood lumber mill in Warren, Arkansas. The mill was sold in August 2002. In January 2004, we recorded a charge for a workforce reduction in our Consumer Products segment. In September 2004, we sold our three OSB operations in Minnesota. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities, and possible incremental costs incurred as a result of restructuring plans to determine the liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences, although no material adjustments to our original estimates have occurred for the events described above.

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

Note 11 to the consolidated financial statements on pages 56-60 includes information for the three years ended December 31, 2004, on the components of pension and OPEB expense, the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2004 and 2003.

The discount rate used in the determination of pension benefit obligations and pension expense is based on high-quality fixed income investment interest rates. At December 31, 2004, we calculated obligations using a 5.90% discount rate. The discount rates used at December 31, 2003 and 2002 were 6.25% and 6.75%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rate of return on pension plan assets used for the three-year period ended December 31, 2004, was 9.5%. Over the past 27 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 12%.

An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would reduce pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. Total periodic pension plan income in 2004 was $11.5 million. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $1.3 million. A 25 basis point change in the assumption for expected return on plan assets would affect plan expense by approximately $1.6 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

We estimate contributions to our pension plans will total approximately $1.4 million in 2005.

For our OPEB plans, expense for 2004 was $25.2 million. The discount rate used to calculate OPEB obligations was 5.90% at December 31, 2004, and 6.25% and 6.75% at December 31, 2003 and 2002, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2004 was a 7% increase over the previous year, with the rate of increase scheduled for adjustment to 12% in 2005 and declining 1 percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect plan expense by approximately $0.8 million. A 1% change in the assumption for health care cost trend rates would have affected 2004 plan expense by approximately $2.2-$2.7 million and the total postretirement obligation by approximately $30.3-$35.6 million, as reported in Note 11 on page 58. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the statements of operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in “Accumulated other comprehensive loss”. See Note 11 on pages 56-60 for related balance sheet effects at December 31, 2004 and 2003.

Results of Operations

At December 31, 2004, our business was organized into four reporting segments: Resource, Wood Products, Pulp and Paperboard, and Consumer Products. Sales or transfers between segments are recorded as intersegment sales based on prevailing market prices. Because of the role of the Resource segment in supplying our manufacturing segments with wood fiber, intersegment sales represent a significant portion of the Resource segment’s total net sales. Intersegment sales represent a substantially smaller percentage of net sales for our other segments. Beginning in the third quarter of 2002, our Wood Products and Pulp and Paperboard operating segments transitioned to a fiber procurement system where a portion of third party fiber purchases are made directly by each of these segments, rather than from the Resource segment. The change in the fiber procurement system has significantly decreased intersegment sales for the Resource segment and decreased fiber purchases by the Resource segment from third parties.

In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

As a result of our decisions to sell our Printing Papers segment assets, the OSB operations and associated assets, and to close the Bradley hardwood sawmill, those operations have been classified as “discontinued operations” and “assets held for sale” in the consolidated financial statements. The discussion below addresses our continuing businesses.

Certain 2003 and 2002 period amounts presented below have been conformed to 2004 classifications, as a result of the divestiture of the OSB operations.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Consolidated net sales of $1.35 billion for the year ended December 31, 2004, increased 13% compared to net sales of $1.19 billion for the year ended December 31, 2003. Net sales increased for all segments in 2004. Resource segment net sales increased $14.5 million to $109.9 million, due largely to increased log sales to third parties and higher selling prices. Wood Products net sales increased 23% to $439.0 million as a result of higher selling prices for lumber, plywood and particleboard products, as well as increased plywood shipments. Net sales for the Pulp and Paperboard segment increased $43.5 million to $482.6 million due to increased paperboard shipments, as well as higher selling prices for both pulp and paperboard. Consumer Products segment net sales increased to $320.0 million from $300.8 million due primarily to modestly higher selling prices and increased product shipments.

Expenses for depreciation, amortization and cost of fee timber harvested were $88.3 million for the year ended December 31, 2004, a decrease of $0.7 million from the prior year total of $89.0 million.

For the year ended December 31, 2004, materials, labor and other operating expenses increased to $1.08 billion from $1.01 billion in 2003. The higher costs were due primarily to an increased volume of log sales to third parties and increased shipments of plywood, paperboard and consumer tissue products. Higher wood fiber costs for all segments and higher energy costs for the Consumer Products segment also contributed to the increase.

Selling, general and administrative expenses were $85.6 million for the year ended December 31, 2004, compared to $75.8 million for 2003. The higher expense was due primarily to increased corporate administration expense, higher research expense and higher selling expenses for the Consumer Products and Pulp and Paperboard segments.

The following items were included in the “Restructuring charges” line in the Statements of Operations:

•	In the first quarter of 2003, we recorded $0.2 million for additional costs related to the elimination of 106 salaried production and administrative positions in late 2002. The $0.2 million was associated with employees whose service had been retained beyond the initial 60-day period following the announced job eliminations. In December 2003, we recorded a $0.7 million credit, reflecting final cost determinations for pension and medical benefits. As of December 31, 2004, 102 employees had been terminated and four had assumed other positions within the company as a result of job openings.

•	In January 2004, a pre-tax charge of $1.3 million was recorded for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. By June 2004, all costs had been incurred for the workforce reduction, resulting in a reversal to the initial charge of less than $0.1 million.

Interest expense, net of capitalized interest, was $45.9 million for the year ended December 31, 2004, $2.3 million less than the $48.2 million charged against income in 2003. The decrease was largely due to the redemption of $244.5 million of our 10% Senior Subordinated Notes in October 2004, and $27.0 million of our medium-term notes in November 2004.

In 2004, we incurred one-time, pre-tax costs of $25.2 million for the early retirement of the senior subordinated notes and medium-term notes mentioned above. These debt retirement costs consisted of premium-related costs of $44.7 million and recognized deferred debt issuance costs of $4.9 million, partially offset by recognized interest rate swap settlements of $24.4 million (see “Quantitative and Qualitative Disclosures About Market Risk” on pages 37-39 for further discussion of interest rate swaps). During 2003, we incurred one-time, pre-tax costs of $0.2 million for the early retirement of $3.1 million of outstanding debt.

Interest income for the year ended December 31, 2004, was $3.6 million, compared to $14.1 million for 2003. The 2003 amount consisted primarily of the receipt of $13.2 million of interest income in conjunction with a settlement with the Internal Revenue Service for tax years 1989 through 1994.

For the year ended December 31, 2004, we recorded an income tax provision of $10.0 million on income from continuing operations, based on an estimated effective tax rate of 39.4%. For the year ended December 31, 2003, we recorded an income tax benefit of $9.1 million on our loss from continuing operations. During the third quarter of 2003, the tax rate of 39% that had been used for the first half of the year was revised to 34% to reflect our ability to apply anticipated tax credits to our 2003 tax provision. The revised rate resulted in an overall tax provision for 2003 of $25.7 million. In allocating the $25.7 million tax provision between continuing operations and discontinued operations for presentation in the 2003 statement of operations, the benefit from the anticipated tax credits was allocated to continuing operations, resulting in a tax benefit of $9.1 million. A tax rate of 39% was applied to income from discontinued operations in 2003, resulting in a tax provision of $34.9 million.

We recorded earnings from continuing operations of $15.3 million for the year ended December 31, 2004, compared to a loss from continuing operations of $3.8 million for 2003. Improved earnings in the Wood Products and Pulp and Paperboard segments more than offset a decline in Consumer Products segment results.

For the year ended December 31, 2004, we recorded after-tax earnings from discontinued operations of $255.9 million, compared to after-tax earnings of $54.6 million in 2003. The 2004 amount consisted of $92.8 million of after-tax earnings from the OSB operations prior to the sale to Ainsworth Lumber Co. Ltd., and an after-tax gain on the sale of the OSB operations of $163.1 million recorded in September 2004. The earnings from discontinued operations in 2003 of $54.6 million were attributable to earnings from the OSB operations, partially offset by an after-tax loss of $2.5 million related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003. Net sales for discontinued operations for 2004 and 2003 were $325.9 million and $314.2 million, respectively.

Our net earnings, including discontinued operations, for 2004 were $271.2 million, compared to earnings of $50.7 million in 2003. Earnings improvements for our continuing operations and discontinued operations, as well as the gain on the sale of discontinued operations, were responsible for the favorable comparison.

Items recorded in “Other comprehensive gain (loss), net of tax” for 2004 included a $32.2 million, after-tax decrease in our minimum pension liability and a net derivative loss due to cash flow hedges of $0.1 million, after tax. The decrease in the minimum pension liability was the result of a $57.9 million contribution to our pension plans in 2004 and market increases in our pension assets, despite a change in the discount rate from 6.25% to 5.90%. In 2003, we recorded a minimum pension liability increase totaling $0.4 million, after tax, due primarily to a change in the discount rate from 6.75% to 6.25%, which was partially offset by market increases in our pension assets.

Discussion of business segments

See Note 14, “Segment Information,” on pages 62-64 for tabular presentation of required business segment information for the years ended December 31, 2004, 2003 and 2002.

The Resource segment reported operating income of $69.9 million for the year ended December 31, 2004, an increase of $4.4 million from the $65.5 million reported in 2003. Compared to 2003, increased log sales in 2004 to third parties in Idaho more than offset lower income from land sales. Segment net sales increased to $274.3 million, compared to $252.6 million in 2003. Increased log sales to third parties in Idaho during 2004 were largely responsible for the improvement. Revenue from sales of non-strategic land was $22.7 million in 2004, compared to $26.5 million in 2003. Conservation easement revenue of $4.1 million was included in the total land sales revenues for 2004, while $0.5 million was included in the 2003 figure. Income from sales of non-strategic land was $20.8 million, or 30% of the Resource segment operating income for 2004, compared with $24.8 million, or 38% of Resource operating income in 2003. The higher amount of land sales in 2003 was due primarily to the sale of 15,300 acres of non-strategic hardwood timberland in Arkansas. This sale of a large parcel was historically unusual, as most sales consist of small parcels of less than 500 acres each. The sale occurred because the buyer placed greater value on the large parcel of hardwood timberland than we did, as it was no longer strategic for future use in our business due to the fact we had previously sold our hardwood lumber mill in Arkansas and exited the hardwood lumber business. Land sale revenue amounts can and usually do vary between reporting periods, sometimes significantly, as was the case in 2003. The period-to-period fluctuations are due to the unique characteristics of each transaction such as location, size, accessibility, parcel attributes and the value to certain buyers. The sale of timberland is just one aspect of managing our timber and timberland assets to maximize shareholder value within this segment. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities. Intersegment sales increased $7.2 million to $164.4 million. Expenses for the Resource segment were $204.4 million in 2004, compared to $187.1 million recorded in 2003, reflecting the higher log sales volume in Idaho, an increase in the cost of log purchases from third parties and increased logging costs. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment’s operating income of $68.3 million for the year ended December 31, 2004, was a significant improvement over its operating income of $4.1 million in 2003. Net sales for the segment were $451.0 million, 22% higher compared to $368.9 million reported in 2003. Wood products markets throughout much of 2004 benefited from continued strong homebuilding activity, as well as a weaker U.S. dollar. Lumber net sales increased to $345.8 million in 2004, compared to $279.2 million in 2003, due to a 25% increase in selling prices. Shipments of lumber products were slightly lower than the prior year due to downtime taken during 2004 at our Warren and Prescott, Arkansas, lumber facilities because of log shortages attributable to exceptionally wet conditions that curtailed logging operations. Plywood net sales increased to $59.6 million for 2004, compared to $46.4 million for 2003. Shipment volume increased 5% and sales prices were 22% higher than in 2003. Plywood shipments were 2% higher than production for 2004 and resulted in a decrease in inventory levels. In 2004, as in 2003, the plywood facility adjusted its product mix and temporarily operated some additional shifts to take advantage of strong market conditions during 2004. Particleboard shipments decreased 10% in 2004, due to a change in product mix and to downtime taken in late November and early December of 2004 to align inventory volumes with market conditions. Net sales of particleboard were $18.7 million in 2004, compared to $15.2 million in 2003. The increase was due to a 36% increase in selling prices. Expenses were $382.7 million for the segment in 2004, compared to $364.8 million in 2003. Increased plywood shipments and higher wood fiber costs accounted for the increase over 2003.

The Pulp and Paperboard segment reported operating income of $11.0 million in 2004, versus a loss of $15.1 million in 2003. Segment net sales increased to $529.3 million for 2004, compared to

$482.0 million in 2003. Paperboard net sales were $463.6 million in 2004, compared to $420.8 million in 2003. Paperboard shipments increased 9% compared to 2003, as a result of increased production at the segment’s two facilities in Idaho and Arkansas. Selling prices were slightly higher than 2003 as a result of an improved product mix and a weaker U.S. dollar. Pulp sales (including intersegment sales) were higher in 2004, totaling $65.7 million for 2004, compared to $61.2 million for 2003. The increase in pulp sales was due to 16% higher selling prices. Segment expenses for 2004 totaled $518.3 million, compared to $497.1 million in 2003. The increase reflected greater volumes of paperboard shipments in 2004 compared to 2003, higher wood fiber costs and higher maintenance expense due to downtime taken at both of the segment’s facilities during the fourth quarter of 2004. These factors were partially offset by lower per ton costs resulting from improved production. Operating income for 2004 included $3.0 million received from the bankruptcy liquidation of Beloit Corporation, a former vendor. The entire amount was recorded as income due to the write-off in 2001 of our claim against the Beloit bankruptcy estate.

The Consumer Products segment incurred an operating loss of $10.2 million in 2004, compared to operating income of $1.3 million in 2003. Market conditions remained very competitive for consumer tissue products throughout 2004. Segment net sales were $320.1 million for 2004, 6% higher than the $300.9 million recorded for 2003. The increase in net sales was due to a slight increase in product shipments combined with 4% higher selling prices. Shipments and prices in 2004 were positively affected by the rollout of our through-air-dried towel product. Segment expenses were $330.2 million in 2004, compared to $299.6 million in 2003. Increased product shipments and start-up costs related to the new tissue machine in Las Vegas contributed to the increase. Also, increased production costs due to higher pulp, freight, energy and labor costs adversely affected segment expenses. In addition, the segment recorded a pre-tax charge of $1.2 million related to a workforce reduction early in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales of $1.19 billion for the year ended December 31, 2003, increased 8% compared to net sales of $1.11 billion recorded for the year ended December 31, 2002. Increases in net sales for the Wood Products, Pulp and Paperboard and Resource segments of $47.7 million, $30.5 million and $22.7 million, respectively, more than offset a decline in Consumer Products net sales of $14.8 million. Increased shipments for lumber and plywood in the Wood Products segment and increased paperboard shipments in the Pulp and Paperboard segment in 2003 were largely responsible for the increase in net sales for these segments. The Resource segment net sales were higher due to increased land sales. A decrease in sales prices resulted in lower net sales for the Consumer Products segment.

Expenses for depreciation, amortization and cost of fee timber harvested were $89.0 million for the year ended December 31, 2003, a decrease of $9.0 million from the prior year total of $98.0 million. For the year ended December 31, 2003, the major components constituting the decrease in depreciation, amortization and the cost of fee timber harvested were permit timber harvest expenses, which were $4.4 million lower in Minnesota than in the prior year, and depreciation expense, which was $1.7 million lower in the Pulp and Paperboard segment.

For the year ended December 31, 2003, materials, labor and other operating expenses rose to $1.01 billion from $0.92 billion in 2002. The higher costs were due primarily to increased shipments of lumber and paperboard.

Selling, general and administrative expenses were $75.8 million for the year ended December 31, 2003, an increase from 2002’s expense of $72.1 million, due principally to an increase in selling expense.

The following items were included in the “Restructuring charges” line in the Statements of Operations:

•	In 2002, we recorded a $9.0 million pre-tax charge for costs associated with the elimination of 106 salaried production and administrative positions. As of December 31, 2002, 82 employees had been terminated, three had assumed other positions within the company as a result of job openings and 21 were scheduled for termination in the first half of 2003.

•	In the first quarter of 2003, we recorded additional charges totaling $0.2 million for costs related to terminated employees whose service had been retained beyond the initial 60-day period following the announced job eliminations in 2002. In December 2003 we recorded a $0.7 million credit, reflecting final cost determinations for pension and medical benefits. As of December 31, 2003, 100 employees had been terminated, four had assumed other positions within the company as a result of job openings and two individuals had been retained until mid-2004. As of December 31, 2003, all costs associated with the salaried workforce reduction had been incurred except immaterial amounts related to the retained individuals.

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

For the year ended December 31, 2003, we recorded an income tax benefit of $9.1 million on our loss from continuing operations. During the third quarter of 2003, the tax rate of 39% that had been used for the first half of the year was revised to 34% to reflect our ability to apply anticipated tax credits to our 2003 tax provision. The revised rate resulted in an overall tax provision for 2003 of $25.7 million. In allocating the $25.7 million tax provision between continuing operations and discontinued operations for presentation in the 2003 statement of operations, the benefit from the anticipated tax credits was allocated to continuing operations, resulting in a tax benefit of $9.1 million. A tax rate of 39% was applied to income from discontinued operations in 2003, resulting in a tax provision of $34.9 million. For the year ended December 31, 2002, we recorded an income tax benefit of $26.4 million, reflecting our net loss from continuing operations before taxes, based on an estimated effective tax rate of 39%.

We recorded a loss from continuing operations for the year ended December 31, 2003 of $3.8 million, compared to a loss from continuing operations of $41.2 million for the year ended December 31, 2002.

We recorded after-tax earnings from our discontinued operations of $54.6 million in 2003, compared to an after-tax loss of $193.2 million in 2002. Discontinued operations included our OSB operations, our former Printing Papers segment and a hardwood sawmill. The earnings from discontinued operations in 2003 were attributable to income from the OSB operations, partially offset by costs related to our former printing papers mill in Brainerd, Minnesota, which was sold in February 2003. Included in the 2002 amount was $168.5 million for loss on disposition of our former Printing Papers segment and $24.7 million in operational losses, primarily from the printing papers and OSB operations.

Our net earnings, including discontinued operations, for 2003 were $50.7 million, compared to a net loss of $234.4 million in 2002.

Items recorded in “Other comprehensive loss, net of tax” for 2003 included a $0.4 million, after-tax increase to our minimum pension liability, partially offset by cash flow hedge derivative gains of $0.1 million, after tax, related to our natural gas hedging activities. The increase to the minimum pension liability was the result of a change in the discount rate from 6.75% to 6.25%, partially offset by market increases in our pension assets. In 2002, we recorded a minimum pension liability increase totaling $33.2 million, after tax, as a result of market declines in our pension assets and a reduction in the discount rate from 7.25% to 6.75%.

Discussion of business segments

The Resource segment reported operating income of $65.5 million for the year ended December 31, 2003, slightly higher than the $62.6 million reported in 2002. Higher income from land sales in 2003 offset lower earnings from wood fiber sales. In 2003, income from land sales was 38% of the Resource segment operating income due primarily to the sale of 15,300 acres of non-strategic hardwood timberland in Arkansas. Income from land sales in 2002 was 11% of segment operating income. As was mentioned previously on page 28, land sale revenue amounts can and usually do vary between reporting periods, sometimes significantly as was the case in 2003. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities. Segment net sales decreased to $252.6 million in 2003, compared to $411.8 million in 2002. The decrease in net sales in 2003 was due to decreased wood fiber sales to our Wood Products and Pulp and Paperboard operating segments in Arkansas, Idaho and Minnesota. In the third quarter of 2002, these operating segments began the transition to a fiber procurement system whereby portions of third party fiber purchases are made directly by each segment. The changes in the fiber procurement system resulted in lower intersegment sales for the Resource segment and, consequently, lower wood fiber purchases by the Resource segment from third parties. Intersegment sales declined $181.9 million in 2003 compared to 2002. Increased land sales partially offset the decline in wood fiber sales in 2003. Land sales revenue totaled $26.5 million in 2003 compared to $7.3 million in 2002. Expenses for the Resource segment were $187.1 million in 2003, significantly lower than the $349.3 million recorded in 2002, due to reduced outside wood purchases by the Resource segment.

The Wood Products segment’s operating income of $4.1 million for the year ended December 31, 2003, was a significant improvement over the operating loss of $11.1 million incurred in 2002. Net sales for the segment were $368.9 million, compared to $321.9 million reported in 2002. Low interest rates during 2003 helped to sustain a high level of new home construction, and by mid-year lumber and panel inventory levels began to recover from their previously oversupplied position, with a corresponding rise in sales prices. The effect was particularly favorable for plywood. Our plywood facility in Idaho adjusted its product mix and temporarily operated some additional shifts during 2003 to take advantage of market conditions. The resulting added production allowed a 27% increase in shipments, and, combined with increased sales prices, accounted for plywood net sales of $46.4 million, a 33% increase compared to net sales of $34.9 million in 2002. Lumber net sales increased to $279.2 million in 2003, compared to $249.8 million in 2002, due to a 17% increase in shipments, partially offset by a 5% decline in sales prices. The increase in shipments in 2003 was due to higher production at our lumber mills, largely as a result of adding a shift at each of our Arkansas facilities. Particleboard shipments increased 14% in 2003, due to the absence of market-related downtime taken in 2002. Net sales of particleboard were $15.2 million in 2003, compared to $14.1 million in 2002. Expenses were $364.8 million for the segment in 2003, compared to $333.0 million in 2002. Higher product shipments were primarily responsible for the increase.

The Pulp and Paperboard segment incurred an operating loss of $15.1 million in 2003, versus a loss of $42.8 million in 2002. Segment net sales increased to $482.0 million for 2003, compared to $443.6 million in 2002. Paperboard net sales were $420.8 million in 2003, compared to $395.1 million in 2002. Paperboard shipments increased 9% compared to 2002, more than offsetting a 2% decline in sales prices. Pulp sales (including intersegment sales) were higher in 2003, rising to $61.2 million, compared to $48.5 million for 2002. The increase in pulp and paperboard sales in 2003 was due to higher production at our Lewiston, Idaho, facility, which allowed increased pulp shipments internally and increased paperboard and pulp shipments to external customers. Pulp sales prices to external customers increased 12% in 2003. Segment expenses for 2003 totaled $497.1 million, compared to $486.4 million in 2002. The increase reflected greater volumes of product shipments in 2003 compared to 2002, as well as higher energy and wood fiber costs at our McGehee, Arkansas, facility. However, increased paperboard and pulp production at the Lewiston facility resulted in lower unit production costs compared to 2002.

The Consumer Products segment reported operating income of $1.3 million in 2003, significantly less than the $42.8 million earned in 2002. Very competitive markets during the year resulted in a 5% decline in net sales, to $300.9 million, compared to $315.7 million in 2002. The effect of a sales price decline of 7% for 2003 was only partially offset by a 2% increase in product shipments. Segment expenses were $299.6 million in 2003, compared to $272.9 million in 2002. Higher per unit costs due to downtime taken on some converting lines during the year to reduce finished goods inventory levels, higher pulp costs, higher selling and administration costs in anticipation of the start-up of the new tissue machine in Las Vegas, and increased product shipments contributed to higher expenses in 2003.

Liquidity and Capital Resources

At December 31, 2004, our financial position included long-term debt of $336.5 million, including current installments on long-term debt of $1.1 million. Long-term debt at December 31, 2004 (including current installments) declined $282.3 million from the December 2003 balance due to the redemption of $244.5 million of our 10% Senior Subordinated Notes (due in July 2011), $27.0 million in medium-term notes and $10.3 million of revenue bonds, as well as normal payments on maturing debt of $0.5 million. Maturity dates for the medium-term notes redeemed were 2011 and 2022. Of the $10.3 million in revenue bonds redeemed in conjunction with the sale of our OSB operations, $2.0 million were due 2005 through 2009 and the remaining $8.3 million were due 2013. A portion of the proceeds from the sale of our OSB operations was used to redeem all of the notes and bonds mentioned above. Stockholders’ equity increased $200.5 million, largely due to net earnings of $271.2 million, issuance of treasury stock totaling $57.5 million and a $32.1 million reduction in accumulated other comprehensive loss. These were partially offset by the repurchase of $75.4 million in company stock through an accelerated stock repurchase program, a $2.50 per common share special dividend totaling $74.7 million and regular quarterly dividend payments totaling $17.7 million. The ratio of long-term debt (including current installments) to stockholders’ equity was 0.50 to 1 at December 31, 2004, compared to 1.31 to 1 at December 31, 2003.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2004, are as follows:

(Dollars in thousands)
2005	$ 1,107
2006	2,358
2007	6,159
2008	209
2009	100,410

Working capital totaled $255.1 million at December 31, 2004, a decrease of $48.7 million from December 31, 2003. The significant changes in the components of working capital are as follows:

•	Short-term investments increased $71.9 million. We invested positive cash flow from increased operating earnings and asset sales not immediately needed for operations or capital expenditures into short-term bank instruments. A portion of our short-term investments were used in the fourth quarter of 2004 for debt reduction, a stock repurchase program, dividends and to fund pension plans.

•	Receivables increased $12.4 million, primarily as a result of increased sales and the corresponding increase in customer receivables.

•	Inventories increased $26.7 million due primarily to increases in tissue parent roll and lumber inventories.

•	Assets held for sale and related liabilities decreased to a zero balance from $165.5 million at December 31, 2003, due to the sale of the OSB operations in September 2004.

•	Accounts payable and accrued liabilities decreased $7.0 million due primarily to lower accrued interest resulting from the repayment of $282.3 million in debt.

Net cash used for continuing operations in 2004 totaled $22.9 million, compared with cash provided by operations of $65.1 million in 2003 and $20.8 million in 2002. A $57.9 million contribution to our two qualified hourly defined benefit pension plans in 2004, versus a $19.5 million contribution in 2003, and cash used for working capital items in 2004, compared with cash generated from working capital changes in 2003, were responsible for the decrease. Net earnings from continuing operations in 2004, versus a net loss in 2003, partially offset the unfavorable comparison. The net earnings in 2004 were generally due to higher selling prices for wood products, pulp and paperboard, as well as increased paperboard shipments. The $57.9 million pension contribution represented the maximum contribution allowed for tax deduction purposes and, assuming no significant drop in our discount rate assumption or asset return, should eliminate the requirement for any material contributions to the plans for the next several years. Cash generated from working capital changes in 2003, versus cash used for working capital items in 2002, accounted for a majority of the favorable comparison between 2003 and 2002.

Net cash used for investing was $128.1 million in 2004, and $108.3 million in 2003. Net cash provided by investing was $49.7 million in 2002. In 2004 we used $48.9 million for capital spending and $71.9 million to increase our short-term investments. Capital spending in 2004 included $5.2 million for the completion of our new tissue machine in Las Vegas, Nevada, and $6.9 million towards the establishment of a tissue converting facility in Elwood, Illinois. The balance of capital spending in 2004 was focused on forest resources and various small projects designed to improve product quality and manufacturing efficiency. Cash was used in 2003 primarily for $76.1 million of capital spending projects and for increasing short-term investments. The use of restricted cash in 2003 to repay debt partially offset these activities. Cash provided by investing in 2002 was due to decreases in restricted cash and short-term investments.

At December 31, 2004, our authorized capital spending budget, including $11.7 million carried over from prior years, totaled $108.5 million. We expect to spend $107.5 million of this amount in 2005. Spending in 2005 is expected to include the replacement of dry kilns at our lumber operation in Lewiston, Idaho, additional equipment and installation costs associated with our tissue converting facility in Elwood, Illinois, and various discretionary, high-return projects for our Wood Products, Pulp and Paperboard and Consumer Products segments. In addition, spending will include various routine general replacement and forest resource projects. Spending on projects may be postponed due to delays in the acquisition of environmental permits, acquisition of equipment, engineering, weather and other factors.

Net cash used for financing totaled $432.6 million in 2004, compared to $56.9 million in 2003 and $495.3 million in 2002. The majority of cash used for financing in 2004 was to redeem $282.3 million of long-term debt, repurchase $75.4 million in company stock, pay a $2.50 per common share special dividend totaling $74.7 million and pay regular quarterly dividends totaling $17.7 million. Cash provided by the issuance of $57.5 million of treasury stock, related to the exercise of stock options, partially offset these activities. The majority of cash used for financing in 2003 was to repay $40.0 million in borrowings under our bank credit facility, retire long-term debt of $19.5 million and pay regular quarterly dividends of $17.2 million. The majority of cash used for financing in 2002 was to retire $511.9 million of long-term debt.

Cash generated from discontinued operations in 2004 totaled $585.0 million, all of which was related to operating earnings and proceeds from the sale of the OSB operations. Discontinued operations in 2003 generated cash of $98.2 million, which consisted of earnings from our OSB operations, combined with proceeds from the sale of our former printing papers mill in Brainerd, Minnesota.

On June 29, 2004, we entered into a new three-year unsecured bank credit facility, which replaced a secured bank credit facility that expired on June 28, 2004. The new credit facility provides a revolving line of credit of up to $125 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2004, there were no borrowings outstanding under the revolving line of credit; however, approximately $10.6 million of the letter of credit subfacility was being used to support several outstanding letters of credit.

In connection with the successful redemption of substantially all of the outstanding $250 million senior subordinated notes in October 2004, we obtained sufficient consents from the note holders to remove from the indenture that governed these notes all restrictive covenants and all events of default, except for payment and bankruptcy defaults.

The agreement governing our unsecured bank credit facility contains certain covenants that, among other things, limits to a certain degree our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The unsecured bank credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the unsecured bank credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. The company received consent from the participating banks in our credit agreement to allow for the payment of the special dividend to shareholders and to implement the stock repurchase plan. As of December 31, 2004, we were in compliance with the covenants of our unsecured bank credit facility.

Although in 2003 and 2004 our OSB operations generated a significant portion of our operating income and cash flows, we believe that our cash, cash flows from continuing operations and available borrowings under our current unsecured bank credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months. The use of a portion of the proceeds from the OSB sale to reduce debt will improve future cash flows by reducing interest expense. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our unsecured bank credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

As of December 31, 2004, Standard & Poor’s Ratings Services (S&P) rated our senior unsecured debt at BB+ with a stable outlook. The rating has remained unchanged since January 30, 2003. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. In October 2004, Fitch reaffirmed this rating and removed the company from its Ratings Watch Evolving list. In October 2004, Moody’s Investors Service Inc. downgraded its rating of our senior unsecured debt from Baa3 with a negative outlook to Ba1 with a stable outlook. Moody’s also downgraded our senior secured subordinated rating from Ba1 to Ba2. The interest rate we pay on some of our debt is influenced by our credit ratings. See “Quantitative and Qualitative Disclosures About Market Risk” on pages 37-39 for additional information.

The following table summarizes our contractual obligations as of December 31, 2004. Portions of the amounts shown are reflected in our consolidated financial statements and accompanying notes, as required by generally accepted accounting principles. See the footnotes following the table for information regarding the amounts presented and for references to appropriate consolidated financial statement notes, which include a detailed discussion of the item.

	Payments due by period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(Dollars in thousands)
Long-term debt (1)	$336,522	$1,107	$8,517	$100,619	$226,279
Operating leases (2)	78,885	12,039	20,211	14,786	31,849
Purchase obligations	118,470	106,319	11,201	950	—
Other long-term obligations (3)	234,311	24,209	51,226	56,361	102,515

Total	$768,188	$143,674	$91,155	$172,716	$360,643

(1)	See Note 7, Debt, in the notes to consolidated financial statements.
(2)	See Note 12, Commitments and Contingencies, in the notes to consolidated financial statements.
(3)	Payments on qualified pension plans are based on estimated minimum required contributions for years 1-5. Payments on postretirement benefit plans are based on expected future benefit payments as disclosed in Note 11 to the consolidated financial statements for years 1-5.

In October 2004, the Board of Directors authorized the repurchase of approximately $75 million of company stock through an accelerated stock repurchase program with a financial counterparty. In conjunction with this agreement, 1,560,397 shares were acquired in the fourth quarter of 2004 at a cost of $75.4 million subject to adjustment described below under “Quantitative and Qualitative

Disclosures About Market Risk.” The Board authorization for this stock repurchase superseded a previous authorization to repurchase up to 2 million shares announced in December 1999, under which authorization 910,900 shares were repurchased. We do not expect to repurchase additional common stock in the near future.

It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we consider and plan to continue to consider, among other things, adjustments to our capital expenditures and overall spending, the restructuring of our operations to achieve greater efficiencies, and the disposition of assets that may have greater value to others. In addition, in September 2004, we announced that our Board of Directors is continuing to study the possibility of expanding or restructuring existing core businesses or converting to a real estate investment trust. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

Off-Balance Sheet Arrangements

We currently are not a party to off-balance sheet arrangements that would require disclosure under this section.

Environment

We are subject to extensive federal and state environmental regulations at our operating facilities and timberlands, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations and endangered species. We endeavor to comply with all environmental regulations and regularly monitor our activities for such compliance. Compliance with environmental regulations is a significant factor in our business and requires capital expenditures as well as additional operating costs. Capital expenditures specifically designated for environmental compliance totaled approximately $0.4 million during 2004 and are expected to be approximately $3 million in 2005.

As previously discussed in Item I, Business, our timberlands in Idaho, Arkansas and Minnesota are certified by independent third parties to be in compliance with the SFI Program and the ISO 14001 standard for environmental management systems. Our Idaho timberlands are also certified under the FSC standards. Participation in the SFI, ISO and FSC programs is voluntary, and can require operating processes which are more stringent than existing federal or state requirements.

In early 1998 the Environmental Protection Agency (EPA) published the “Cluster Rule” regulations specifically applicable to the pulp and paper industry. These extensive regulations govern both air and water emissions. During 2001, we completed modifications to process equipment and operating procedures to comply with Phase I of the regulations. Phase II of the regulations relates to control of high volume, low concentration emissions at kraft pulp mills, and our compliance efforts are scheduled to be completed in 2006 at an expected remaining cost of approximately $2 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

Our pulp mill at Lewiston, Idaho, discharges treated mill effluent into the nearby Snake River. Federal law requires that we comply with provisions of a National Pollution Discharge Elimination System (NPDES) permit. As allowed by federal regulations, we are operating under an NPDES permit that expired in 1997, but which continues to be in force until the effective date of a new NPDES permit. The EPA published a revised draft NPDES permit in June 2003, which among other matters requires a significant reduction in biochemical oxygen demand over the five year period of the new permit and also requires within two years of the effective date of the new permit a reduction in the temperature of the effluent during the months of July, August and September each year. Meeting these requirements would require modifications of operating practices that will increase operating costs. Physical modifications to the effluent system over the next several years may be required at an estimated cost of up to $1.8 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position.

The EPA has developed Maximum Achievable Control Technology (MACT) standards for pulp and paper facilities, plywood and composite wood facilities and certain boiler units. We have studied the applicable MACT standards, and we estimate that capital expenditures necessary for compliance will be minimal. Compliance deadlines are in 2006 and 2007.

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

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our former oriented strand board facility in Bemidji, Minnesota (sold in September 2004), relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action was taken, and we have cooperated with the MPCA in its investigation. The MPCA has completed its investigation, and we and the MPCA are discussing a proposed settlement agreement, including the amount of a proposed penalty, which we believe will be less than $1 million. We have established a reserve in accordance with SFAS No. 5.

Taking into consideration the amount of the proposed penalty to be assessed in the above described matter, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

Income Taxes

Our effective tax rate for 2004 was 39.4%, compared to 34% for 2003 and 39% for 2002. The effective rate for 2003 was lower than the rates used for 2004 and 2002 as a result of applying tax credits to our 2003 tax provision.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments, unsecured bank credit facility and long-term debt, credit rate risk on our credit sensitive debentures and equity price risk related to our accelerated stock repurchase program.

Our short-term investments are invested in money market funds and bonds with very short maturity periods and they therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

As of December 31, 2004, we had no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the unsecured bank credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our unsecured bank credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. From December 2001 to August 2004,

we entered into several fixed-to-variable interest rate swaps to hedge a portion of our 10% Senior Subordinated Notes. The swaps were designated as fair value hedges and called for the company to pay a variable interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% Senior Subordinated Notes. The terms of the interest rate swaps allowed us to assume there was no ineffectiveness in the hedges, and therefore, no amounts representing ineffectiveness were recognized in earnings during the periods the swaps were in effect. In August 2004, we terminated the last of these swaps. The aggregate cash settlements received upon termination of the swaps totaled $29.2 million, of which $4.3 million has been ratably accreted to earnings over the term of the underlying debt. In October 2004, as a result of our early repayment of $244.5 million of the notes, we recognized in earnings $24.4 million of the aggregate cash settlements received. The balance of the cash settlements, totaling $0.5 million at December 31, 2004, is being accreted to earnings until the remaining $5.5 million of outstanding notes mature or are redeemed. We have the right to call the notes for redemption beginning July 15, 2006.

We currently have $100 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA –	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB –	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB –	13.500
B1 or lower	B+ or lower	14.000

On January 30, 2003, S&P announced that it had lowered our senior unsecured debt rating to BB+ from BBB –. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 9.425% to 12.5%, effective January 30, 2003. On October 11, 2004, Moody’s announced that it had lowered the rating on our senior unsecured debt to Ba1 from Baa3. Because S&P’s rating was already at that level, the change had no effect on the interest rate for the credit sensitive debentures.

During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our natural gas purchases during November 2003 through March 2004. As designated cash flow hedges, changes in the fair value of the financial instruments were recognized in “Other comprehensive loss, net of tax” to the extent the hedges were deemed effective, until the hedged item was recognized in the statement of operations. As of March 31, 2004, the derivative financial instruments entered into in the third quarter of 2003 had expired, and we have not entered into any additional instruments to hedge our expected future natural gas purchases.

In October 2004, our board of directors authorized the repurchase of approximately $75 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty. In November, we repurchased 1,560,397 shares for $75.4 million, or approximately $48.29 per share, subject to adjustment as described below. In connection with the repurchase, the counterparty will purchase shares for its own account in the open market over a nine-month period ending in August 2005. At the end of that period, we will receive or pay a price adjustment based on the volume weighted average price of shares traded during the period.

Approximately 808,900 of the shares purchased through the accelerated stock repurchase program are subject to a collar, which sets a minimum and maximum price for shares repurchased, for the purpose of limiting the price adjustment. For the shares subject to the collar, the maximum price adjustment we would receive is equal to $187,500, or $.23 per share, and the maximum price adjustment we would pay is equal to $1,875,000, or $2.32 per share. The price adjustment for the remainder of the shares is not subject to any limitation. Any obligation we may have under the stock repurchase program may be settled by the issuance of company stock or a cash payment at our discretion.

QUANTITATIVE INFORMATION ABOUT MARKET RISKS

(Dollars in thousands — except share and per-share amounts)

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt:
Fixed rate	$1,107	$2,358	$6,159	$209	$100,410	$226,279	$336,522
Average interest rate	6.1%	6.3%	6.1%	6.9%	12.5%	7.0%	8.6%
Fair value at 12/31/04							$377,534

Maturity-2005
Accelerated stock repurchase transaction:
Collared contract volume (shares)	808,894
Capped settlement amount	$1,875
Floor settlement amount	188
Forward price (per share)	$46.36
Shares purchased by counterparty through 12/31/04 subject to collar	143,998

Uncollared contract volume (shares)	751,503
Initial trade price	$49.90
Shares purchased by counterparty through 12/31/04 not subject to collar	133,782
Average price of repurchased shares through 12/31/04	$49.92

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands — except per-share amounts)

	For the years ended December 31
	2004	2003	2002
Net sales	$1,351,472	$1,192,437	$1,106,306

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	88,319	88,987	97,986
Materials, labor and other operating expenses	1,083,660	1,006,786	921,576
Selling, general and administrative expenses	85,571	75,800	72,053
Restructuring charges (Note 15)	1,193	(476)	8,963

	1,258,743	1,171,097	1,100,578

Earnings from operations	92,729	21,340	5,728

Interest expense, net of capitalized interest of $383 ($2,907 in 2003 and $300 in 2002)	(45,863)	(48,172)	(59,882)
Debt retirement costs	(25,186)	(248)	(15,360)
Interest income	3,617	14,090	1,939

Earnings (loss) before taxes	25,297	(12,990)	(67,575)

Provision (benefit) for taxes (Note 6)	9,967	(9,148)	(26,354)

Earnings (loss) from continuing operations	15,330	(3,842)	(41,221)

Discontinued operations (Note 16):
Earnings (loss) from discontinued operations (including gain (loss) on disposal of $269,587, $(2,745) and $(276,218))	422,017	89,456	(316,656)
Income tax provision (benefit)	166,098	34,887	(123,496)

	255,919	54,569	(193,160)

Net earnings (loss)	$271,249	$50,727	$(234,381)

Other comprehensive gain (loss), net of tax:
Cash flow hedges:
Net derivative gains (losses), net of income tax provision (benefit) of $(44),$44 and $0	(68)	68	—
Minimum pension liability adjustment, net of income tax provision (benefit) of $20,554, $(239) and $(21,231)	32,178	(374)	(33,207)

Comprehensive income (loss)	$303,359	$50,421	$(267,588)

Earnings (loss) per common share from continuing operations:
Basic	$0.52	$(.13)	$(1.45)
Diluted	0.52	(.13)	(1.45)
Earnings (loss) per common share from discontinued operations:
Basic	8.71	1.90	(6.78)
Diluted	8.67	1.90	(6.78)
Net earnings (loss) per common share:
Basic	9.23	1.77	(8.23)
Diluted	9.19	1.77	(8.23)

Certain amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation as a result of the divestiture of the OSB operations.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands — except per-share amounts)

	At December 31
	2004	2003
ASSETS
Current assets:
Cash (Note 10)	$8,646	$7,190
Short-term investments (Note 10)	111,975	40,091
Receivables, net of allowance for doubtful accounts of $1,226 ($1,135 in 2003)	103,474	91,050
Inventories (Note 2)	167,015	140,351
Prepaid expenses (Note 6)	16,260	18,315
Assets held for sale (Note 16)	—	176,596

Total current assets	407,370	473,593

Land, other than timberlands	8,351	7,850
Plant and equipment, at cost less accumulated depreciation of $1,195,376 ($1,136,245 in 2003) (Note 3)	567,471	600,964
Timber, timberlands and related logging facilities, net (Note 4)	401,078	396,482
Other assets (Note 5)	210,402	118,488

	$1,594,672	$1,597,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term debt (Notes 7 and 10)	$1,107	$507
Accounts payable and accrued liabilities (Note 8)	151,198	158,185
Liabilities related to assets held for sale (Note 16)	—	11,125

Total current liabilities	152,305	169,817

Long-term debt (Notes 7 and 10)	335,415	618,278
Other long-term obligations (Note 9)	234,311	266,514
Deferred taxes (Note 6)	201,252	71,917

Stockholders’ equity:
Preferred stock, Authorized 4,000,000 shares	—	—
Common stock, $1 par value, Authorized 40,000,000 shares, Issued 32,721,980 shares	32,722	32,722
Additional paid-in capital	147,851	130,996
Retained earnings	622,025	443,202
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(1,403)	(33,581)
Cash flow hedges	—	68
Common shares in treasury 3,802,004 (3,881,217 in 2003)	(129,806)	(102,556)

Total stockholders’ equity	671,389	470,851

	$1,594,672	$1,597,377

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation as a result of the divestiture of the OSB operations.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31
	2004	2003	2002
CASH FLOWS FROM CONTINUING OPERATIONS
Net earnings (loss)	$271,249	$50,727	$(234,381)
Adjustments to reconcile net earnings (loss) to net operating cash flows:
Loss (earnings) from discontinued operations	(92,819)	(56,243)	24,668
Loss (gain) on disposal of discontinued operations	(163,100)	60	168,493
Depreciation, amortization and cost of fee timber harvested	88,319	88,987	97,986
Debt retirement costs	25,186	248	15,360
Deferred taxes	30,289	(19,384)	(9,229)
Employee benefit plans	(4,350)	1,514	3,295
Decrease (increase) in receivables	(12,424)	19,502	(1,457)
Decrease (increase) in inventories	(26,664)	2,567	(48,575)
Decrease (increase) in prepaid expenses	2,055	20,690	(7,897)
Increase (decrease) in accounts payable and accrued liabilities	(89,010)	(24,087)	12,513
Income tax benefit resulting from the exercise of employee stock options	6,225	—	—
Funding of qualified pension plans	(57,853)	(19,461)	—

Net cash provided by (used for) continuing operations	(22,897)	65,120	20,776

CASH FLOWS FROM INVESTING
Decrease in restricted cash	—	15,069	83,131
Decrease (increase) in short-term investments	(71,884)	(38,091)	28,500
Additions to plant and equipment, and to land other than timberlands	(35,285)	(61,395)	(34,266)
Additions to timber, timberlands and related logging facilities	(13,615)	(14,695)	(14,658)
Disposition of plant and properties	942	714	2,621
Other, net	(8,243)	(9,853)	(15,642)

Net cash provided by (used for) investing	(128,085)	(108,251)	49,686

CASH FLOWS FROM FINANCING
Change in book overdrafts	(5,582)	4,610	(9,952)
Increase (decrease) in notes payable	—	(40,000)	40,000
Retirement of long-term debt	(282,263)	(19,467)	(511,873)
Premiums and fees on debt retirement	(44,686)	(248)	(10,584)
Issuance of treasury stock	57,547	6,799	8,146
Purchase of treasury stock	(75,352)	—	—
Dividends on common stock	(92,426)	(17,217)	(17,071)
Other, net	10,160	8,656	6,054

Net cash used for financing	(432,602)	(56,867)	(495,280)

Cash from continuing operations	(583,584)	(99,998)	(424,818)
Cash from discontinued operations	585,040	98,215	426,316

Increase (decrease) in cash	1,456	(1,783)	1,498
Balance at beginning of year	7,190	8,973	7,475

Balance at end of year	$8,646	$7,190	$8,973

Net interest paid (net of amounts capitalized) in 2004, 2003 and 2002 was $57.6 million, $46.2 million and $65.1 million, respectively. Net income tax payments (refunds) in 2004, 2003 and 2002 were $66.0 million, $(13.1) million and $(16.0) million, respectively.

Certain amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation as a result of the divestiture of the OSB operations.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands — except per-share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2001	32,721,980	$32,722	$129,978	$661,144	$—	4,410,528	$(116,540)	$707,304
Exercise of stock options and stock awards	—	—	141	—	—	(25,050)	662	803
Issuance of treasury stock	—	—	946	—	—	(242,149)	6,397	7,343
Net loss	—	—	—	(234,381)	—	—	—	(234,381)
Minimum pension liability adjustment	—	—	—	—	(33,207)	—	—	(33,207)
Common dividends, $.60 per share	—	—	—	(17,071)	—	—	—	(17,071)

Balance, December 31, 2002	32,721,980	$32,722	$131,065	$409,692	$(33,207)	4,143,329	$(109,481)	$430,791
Exercise of stock options and stock awards	—	—	47	—	—	(49,925)	1,319	1,366
Issuance of treasury stock	—	—	(173)	—	—	(212,187)	5,606	5,433
Performance share awards	—	—	57	—	—	—	—	57
Net earnings	—	—	—	50,727	—	—	—	50,727
Cash flow hedges	—	—	—	—	68	—	—	68
Minimum pension liability adjustment	—	—	—	—	(374)	—	—	(374)
Common dividends, $.60 per share	—	—	—	(17,217)	—	—	—	(17,217)

Balance, December 31, 2003	32,721,980	$32,722	$130,996	$443,202	$(33,513)	3,881,217	$(102,556)	$470,851
Exercise of stock options and stock awards	—	—	7,927	—	—	(1,530,948)	45,231	53,158
Issuance of treasury stock	—	—	1,518	—	—	(108,662)	2,871	4,389
Accelerated stock repurchase	—	—	—	—	—	1,560,397	(75,352)	(75,352)
Income tax benefit resulting from the exercise of employee stock options	—	—	6,225	—	—	—	—	6,225
Performance share awards	—	—	1,185	—	—	—	—	1,185
Net earnings	—	—	—	271,249	—	—	—	271,249
Cash flow hedges	—	—	—	—	(68)	—	—	(68)
Minimum pension liability adjustment	—	—	—	—	32,178	—	—	32,178
Common dividends, $3.10 per share*	—	—	—	(92,426)	—	—	—	(92,426)

Balance, December 31, 2004	32,721,980	$32,722	$147,851	$622,025	$(1,403)	3,802,004	$(129,806)	$671,389

*	Includes a special dividend of $2.50 per common share.

The accompanying notes and summary of principal accounting policies are an integral part of these consolidated financial statements.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Potlatch Corporation and its subsidiaries after elimination of significant intercompany transactions and accounts. There are no significant unconsolidated subsidiaries.

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

Certain amounts for 2003 and 2002 have been reclassified in the consolidated financial statements and notes to conform to the 2004 presentation, as a result of the divestiture of our oriented strand board operations.

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	2004	2003	2002
Basic average common shares outstanding	29,396,880	28,706,323	28,461,817
Incremental shares due to:
Common stock options	117,405	12,105	—
Accelerated stock repurchase program	416	—	—

Diluted average common shares outstanding	29,514,701	28,718,428	28,461,817

Incremental shares due to common stock options of 17,042 for the year ended December 31, 2002, were not included in the diluted average common shares outstanding total for 2002 due to their antidilutive effect as a result of our net loss for that year. Stock options to purchase 460,163, 2,327,470 and 1,981,907 shares of common stock for 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

The computation of diluted average common shares outstanding is affected by our accelerated stock repurchase program to the extent that the volume weighted average price of the shares repurchased under the program exceeds the price per share initially paid at the program’s inception. That is, it is assumed that any additional amounts payable to the counterparty will be settled by shares of the company’s stock, and thus any such differential that exists at the end of each reporting period is included in the computation of diluted average common shares outstanding. The reverse treasury stock method is used to calculate the additional number of shares to be included in the diluted share total.

Equity-Based Compensation

We currently have three stock incentive plans, the 1989, 1995 and 2000 plans, under which stock options or performance shares are outstanding. Currently, we apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for our equity-based compensation. No compensation cost is recognized for options granted under the plans when the exercise price is equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense is recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements will be met. Compensation expense related to performance shares was $1.2 million in 2004 and less than $0.1 million in 2003.

Had equity-based compensation costs been determined based on the fair value at the grant dates as prescribed by SFAS No. 123 (as amended by SFAS No. 148), our net earnings (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	(Dollars in thousands- except per-share amounts)
	2004	2003	2002
Net earnings (loss), as reported	$271,249	$50,727	$(234,381)
Add: stock based compensation expense recorded under APB No. 25, net of tax	718	35	—
Deduct: stock based compensation determined under SFAS No. 123, net of tax	(1,597)	(1,964)	(1,912)

Pro forma net earnings (loss)	$270,370	$48,798	$(236,293)

Basic net earnings (loss) per share, as reported	$9.23	$1.77	$(8.23)
Diluted net earnings (loss) per share, as reported	9.19	1.77	(8.23)
Pro forma basic net earnings (loss) per share	9.20	1.70	(8.30)
Pro forma diluted net earnings (loss) per share	9.17	1.70	(8.30)

As required by SFAS No. 123 (Revised 2004), we will begin recognizing compensation costs in the Statements of Operations for all equity-based compensation plans in the third quarter of 2005. Compensation cost will be determined using the modified prospective method.

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

Timber, timberlands and related logging facilities are valued at cost, net of the cost of fee timber harvested and depreciation and amortization of the related logging facilities. For fee timber the capitalized cost includes costs related to stand establishment, such as site preparation, including all costs of preparing the land for planting, cost of seeds or seedlings, whether purchased or company produced, tree planting, including labor, materials, depreciation of company-owned equipment and the cost of contract services. Upon completion of planting activities and field inspection to assure the planting operation was successful, a plantation will be considered “established.” Subsequent expenditures made to maintain the integrity or enhance the growth of an established plantation or stand are expensed. Post-establishment expenses include release spray treatments, pest control activities, thinning operations and fertilization. Expenditures for forest management consist of regularly recurring items necessary to ownership and administration of timber producing property such as fire protection, property taxes and insurance, silviculture costs incurred subsequent to stand establishment, cruising (physical inventory), property maintenance and salaries, supplies, travel, record-keeping and other normal recurring administrative personnel costs and are accounted for as current operating expenses. Timberland purchased on the open market is capitalized and the cost is allocated to the relative values of the component items as appraised, such as timberland, merchantable sawtimber, merchantable pulpwood, reproduction (young growth not merchantable), logging roads and other land improvements. The capitalized cost includes purchase price, title search and title recording, transfer taxes and fees, cruise of timber, appraisals and running of boundary lines.

The aggregate volume of current standing timber inventory is updated at least annually to reflect increases in merchantable timber due to reclassification of young growth stands to merchantable timber stands, the annual growth rates of merchantable timber, the acquisition of additional merchantable timber, and to reflect decreases due to timber harvests and land sales. Reproduction accounts are reviewed annually, and dollars and volumes are transferred from reproduction accounts to merchantable timber accounts on a reasonable and consistent basis. Volumes and the related accumulated costs are tracked and, as the timber is harvested, the cost per ton is amortized to cost of fee timber harvested. Total standing volume is estimated on an annual basis using inventory data and a forest growth projection model. Inventory is estimated from cruises of the timber tracts, which are completed on all of our timberlands on approximately a 10-year cycle. Since the individual cruises collect field data at different times for specific sites, the growth-model projects standing inventory from the cruise date to a common reporting date. Average annual growth rates for the merchantable inventory have historically been in the range of 2%-3%.

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

Income Taxes

The provision for taxes on income is based on earnings or loss reported in the consolidated financial statements. Deferred income taxes are recorded under the asset and liability method for the temporary differences between reported earnings and taxable income using current tax laws and rates.

Environment

As part of our corporate policy, we have an ongoing process to monitor, report on and comply with environmental requirements. Based on this ongoing process, accruals for environmental liabilities are established in accordance with SFAS No. 5, “Accounting for Contingencies.” We estimate our environmental liabilities based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental liability. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related liabilities are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental liabilities and, as additional information becomes known, our estimates may change significantly. Our estimates of our environmental liabilities do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms. In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. Currently, we are not aware of any material environmental liabilities and have accrued for only specific environmental remediation costs that we have determined are probable and reasonably estimable.

Revenue Recognition

We recognize revenue from product sales to our customers when title and risk of loss pass to the customer. In the case of export sales, title may not pass until the product reaches a foreign port. For land sales, we recognize revenue when title to the land passes to the buyer at closing and collection of proceeds is assured.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Statement also requires that allocation of fixed production overhead costs be based on normal production capacity. The provisions of SFAS No. 151 are effective for inventory costs incurred beginning in January 2006, with adoption permitted for inventory costs incurred beginning in January 2005. Adoption of this Statement is not expected to have a material effect on our financial condition or results of operations.

In December 2004 the FASB issued a revision of SFAS No. 123, “Share-Based Payment.” The revised Statement requires the recognition of compensation cost in the Statement of Operations for equity instruments awarded to employees, based on the grant date fair value of the award. The Statement is effective for interim or annual periods beginning after June 15, 2005. We will use the modified prospective method to implement the new Statement on July 1, 2005, and believe the effect of adoption on our results of operations will be comparable to the pro forma disclosures contained under the heading “Equity-Based Compensation,” presented earlier in this section.

In December 2004 the FASB also issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Assets.” We are not currently engaged in transactions that would fall under the provisions of these Statements and therefore believe that adoption of the Statements on their effective dates will not have a material effect on our financial position or results of operations.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Short-term Investments

Short-term investments consist of money market funds and triple-A rated corporate and municipal bonds. These investments have very short maturity periods (from 1 day to 28 days) and earn an average interest rate of approximately two percent. Short-term investments are utilized as required for working capital needs, capital expenditures or other uses by management as considered appropriate.

Note 2.    Inventories

	2004	2003
	(Dollars in thousands)
Logs, pulpwood, chips and sawdust	$15,570	$16,224
Lumber and other manufactured wood products	20,628	16,578
Pulp, paper and converted paper products	88,647	71,410
Materials and supplies	42,170	36,139

	$167,015	$140,351

Valued at lower of cost or market:
Last-in, first-out basis	$35,273	$31,472
Average cost basis	131,742	108,879

	$167,015	$140,351

If the last-in, first-out inventory had been priced at lower of current average cost or market, the values would have been approximately $24.8 million higher at December 31, 2004, and $27.3 million higher at December 31, 2003. In 2004 and 2003, reductions in quantities of LIFO inventories valued at lower costs prevailing in prior years had the effect of increasing earnings, net of income taxes, by approximately $2.2 million ($.08 per common share) and $0.5 million ($.02 per common share), respectively.

Note 3.    Plant and Equipment

	2004	2003
	(Dollars in thousands)
Land improvements	$64,806	$62,232
Buildings and structures	214,901	231,388
Machinery and equipment	1,468,100	1,370,119
Construction in progress	15,040	73,470

	$1,762,847	$1,737,209

Depreciation charged against income amounted to $66.0 million in 2004 ($64.9 million in 2003 and $67.0 million in 2002).

At December 31, 2004, our authorized capital spending budget, including $11.7 million carried over from prior years, totaled $108.5 million. We expect to spend $107.5 million of this amount in 2005.

Note 4.    Timber, Timberlands and Related Logging Facilities

	2004	2003
	(Dollars in thousands)
Timber and timberlands	$351,866	$347,381
Related logging facilities	49,212	49,101

	$401,078	$396,482

The cost of timber harvested from company-owned lands amounted to $9.6 million in 2004 ($9.2 million in 2003 and $10.6 million in 2002). The cost of permit timber harvested from non-company owned lands amounted to $7.7 million in 2004 ($8.8 million in 2003 and $15.8 million in 2002). Amortization of logging roads and related facilities amounted to $1.8 million in 2004 ($2.3 million in 2003 and $2.0 million in 2002).

Note 5.    Other Assets

	2004	2003
	(Dollars in thousands)
Pension assets	$192,491	$91,779
Other	17,911	26,709

	$210,402	$118,488

Note 6.    Taxes on Income

The provision (benefit) for taxes on income is comprised of the following:

	2004	2003	2002
	(Dollars in thousands)
Current*	$65,502	$314	$535
Deferred	110,563	25,425	(150,385)

Provision (benefit) for taxes on income	$176,065	$25,739	$(149,850)

*	The tax benefit related to stock option exercises has been recorded as an increase to additional paid in capital rather than a reduction to the provision for income taxes. The amount of this increase was $6.2 million for the year ended December 31, 2004.

Included in the provision for 2004 were benefits of $59.7 million realized from the utilization of net operating loss carryforwards and $43.4 million of alternative minimum tax credits.

The provision (benefit) for taxes on income differs from the amount computed by applying the statutory federal income tax rate of 35 percent to earnings before taxes on income due to the following:

	2004	2003	2002
	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$156,604	$26,758	$(134,481)
State and local taxes, net of federal income tax benefits	18,035	2,987	(14,985)
Research tax credits	—	(4,000)	—
All other items	1,426	(6)	(384)

Provision (benefit) for taxes on income	$176,065	$25,739	$(149,850)

Effective tax rate	39.4%	33.7%	39.0%

The tax effects of significant temporary differences creating deferred tax assets and liabilities at December 31 were:

	2004	2003
	(Dollars in thousands)
Deferred Tax Assets:
Employee benefits	$10,960	$12,864
Postretirement benefits	78,383	75,310
Alternative minimum tax	518	43,868
Net operating losses	—	59,713
Tax credits	9,806	12,644
Discontinued operations	1,499	1,323
Other	6,058	5,266

Total deferred tax assets	107,224	210,988
Valuation allowance	(4,982)	(6,565)

Deferred tax assets, net of valuation allowance	$102,242	$204,423

Deferred Tax Liabilities:
Plant and equipment	$(163,344)	$(187,018)
Timber, timberlands and related logging facilities	(61,703)	(57,644)
Pensions	(65,399)	(16,847)

Total deferred tax liabilities	(290,446)	(261,509)

Net deferred tax liabilities	$(188,204)	$(57,086)

Net deferred tax liabilities consist of:
Current deferred tax assets[1]	$13,048	$14,831

Noncurrent deferred tax assets	89,194	189,592
Noncurrent deferred tax liabilities	(290,446)	(261,509)

Net noncurrent deferred tax liabilities	(201,252)	(71,917)

Net deferred tax liabilities	$(188,204)	$(57,086)

1	Included in “Prepaid expenses” in the Balance Sheets.

A valuation allowance has been recognized for certain state tax credit carryforwards due to uncertainty of sufficient taxable income prior to expiration of available carryover periods. The valuation allowance decreased from $6.6 million at December 31, 2003 to $5.0 million at December 31, 2004.

Our federal income tax returns have been examined, and we have reached final settlement, for all tax years through 1994. The years 1995 through 2003 are currently under examination. In the opinion of management, adequate provision had been made at December 31, 2004, for income taxes that might be due as a result of these audits, and any resulting assessments will have no material effect on our consolidated earnings.

In December 2004, the FASB issued Staff Position (FSP) No. 109-1, “Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, and provides guidance on assessing the need for a valuation allowance on existing net deferred tax assets due to the qualified production activities deduction. We have determined that no valuation allowance is required as a result of implementing FSP No. 109-1.

The FASB also issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” Since we do not have any foreign operations, FSP No. 109-2 is not applicable.

Note 7.    Debt

	2004	2003
	(Dollars in thousands)
Revenue bonds, fixed-rate 5.9% to 7.75%, due 2004 through 2026	$159,504	$170,265
Debentures, 6.95%, due 2015	22,473	22,471
Credit sensitive debentures, 9.125%, due 2009	100,000	100,000
Medium-term notes, fixed-rate 8.27% to 9.35%, due 2006 through 2022	48,950	75,950
Senior subordinated notes, 10%, due 2011	5,504	250,000
Other notes	91	99

	336,522	618,785
Less current installments on long-term debt	1,107	507

Long-term debt	$335,415	$618,278

We repaid $0.5 million of revenue bonds in April 2004 on the normal maturity date. In November 2004, in conjunction with the sale of our OSB operations, we redeemed $10.3 million of revenue bonds.

We retired $27.0 million of our medium-term notes in November 2004 through repurchase on the open market. Scheduled maturity of $5.0 million of the notes was in 2011, with the remaining $22.0 million scheduled to mature in 2022.

In the fourth quarter of 2004, we announced that our Board of Directors had authorized a tender offer for our outstanding $250 million 10% Senior Subordinated Notes due 2011. By the end of the offer period, $244.5 million of the notes had been tendered, and they were subsequently redeemed. We have the right to call the remaining $5.5 million of the notes beginning July 15, 2006.

The interest rate payable on the 9.125% credit sensitive debentures is subject to adjustment in accordance with the table below if certain changes in the debt rating of the debentures occur. On January 30, 2003, S&P lowered its rating on our senior debt to BB+, causing the interest rate to increase from 9.425% to 12.5% effective on that date. On October 11, 2004, Moody’s announced that it had lowered the rating on our senior unsecured debt to Ba1 from Baa3. Because S&P’s rating was already at that level the change had no effect on the applicable rate.

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ – AA –	8.925
A1 – Baa2	A+ – BBB	9.125
Baa3	BBB –	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB –	13.500
B1 or lower	B+ or lower	14.000

On June 29, 2004, we entered into a new three-year unsecured bank credit facility, which replaced a secured bank credit facility that expired on June 28, 2004. The new credit facility provides a revolving line of credit of up to $125 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of December 31, 2004, there were no borrowings outstanding under the revolving line of credit; however, approximately $10.6 million of the revolving line of credit was used to support outstanding letters of credit.

Our 10% Senior Subordinated Notes due 2011 are unsecured and are subordinated to our senior notes and our unsecured bank credit facility. In connection with the redemption of substantially all of these outstanding notes in October, we obtained sufficient consents from the note holders to remove from the indenture all restrictive covenants and all events of default, except for payment and bankruptcy defaults.

The agreement governing our unsecured bank credit facility contains certain covenants that, among other things, limits to a certain degree our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The unsecured bank credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the unsecured bank credit facility and the indenture include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. The company received consent from the participating banks in our credit agreement to allow for the payment of the special dividend to shareholders and to implement the stock repurchase plan. As of December 31, 2004, we were in compliance with the covenants of our unsecured bank credit facility.

Payments due on long-term debt during each of the five years subsequent to December 31, 2004, are as follows:

(Dollars in thousands)
2005	$1,107
2006	2,358
2007	6,159
2008	209
2009	100,410

Note 8.    Accounts Payable and Accrued Liabilities

	2004	2003
	(Dollars in thousands)
Trade accounts payable	$47,839	$38,647
Accrued wages, salaries and employee benefits	41,303	39,927
Accrued taxes other than taxes on income	10,979	10,926
Accrued interest	4,285	18,074
Accrued taxes on income	3,134	3,709
Book overdrafts	15,058	20,640
Accrued restructuring, mill closure and divestiture charges	4,632	3,541
Other	23,968	22,721

	$151,198	$158,185

Note 9.    Other Long-Term Obligations

	2004	2003
	(Dollars in thousands)
Postretirement benefits	$198,439	$193,103
Pension and related liabilities	25,298	46,572
Other	10,574	26,839

	$234,311	$266,514

Note 10.    Financial Instruments

Estimated fair values of our financial instruments are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Cash and short-term investments	$120,621	$120,621	$47,169	$47,169
Natural gas collars	—	—	112	112
Interest rate swap	—	—	2,386	2,386
Long-term debt	336,522	377,534	618,785	651,905

For short-term investments the carrying amount approximates fair value. The carrying amount and fair value of our interest rate swap and natural gas collars at December 31, 2003, were based on the then-current termination values. The fair value of our long-term debt is estimated based upon the quoted market prices for the same or similar debt issues. The amount of long-term debt for which there is no quoted market price is immaterial and the carrying amount approximates fair value.

As of December 31, 2003, we held 3.9 million Euro that were to be used for our required Euro payments to the supplier of our new tissue machine under construction in Las Vegas, Nevada. The Euro were classified as a short-term investment on our Balance Sheet and valued at the exchange rate quoted at December 31, 2003. The project was completed in early 2004 and our final Euro payments were made. We subsequently exchanged the remaining Euro for U.S. dollars.

We use derivative financial instruments from time to time as a tool to help us manage our exposure to certain market risks. We enter into derivative financial instruments as hedges against our exposure to market risks only if we believe there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Relationships between hedging instruments and hedged items are formally documented, as well as our risk management objectives and strategies for entering into the transactions. Designated cash flow hedges are linked to forecasted transactions. We also periodically assess whether the derivative financial instruments are effective in offsetting changes in cash flows or the fair value of the hedged items. If a hedge ceases to be highly effective, hedge accounting will be discontinued and derivative instrument gains and losses will be recognized in earnings. We do not enter into derivative contracts for speculative purposes, whether or not we utilize hedge accounting treatment for a specific transaction. The following describes our activities in this area during 2004:

•	From December 2001 to August 2004, we entered into several fixed-to-variable interest rate swaps to hedge a portion of our 10% Senior Subordinated Notes. The swaps were designated as fair value hedges and called for the company to pay a variable interest amount, based on LIBOR rates, and receive a fixed-rate payment from a financial institution, calculated on $165.0 million of our 10% Senior Subordinated Notes. The terms of the interest rate swaps allowed us to assume there was no ineffectiveness in the hedges, and therefore, no amounts representing ineffectiveness were recognized in earnings during the periods the swaps were in effect. In August 2004, we terminated the last of these swaps. The aggregate cash settlements received upon termination of the swaps totaled $29.2 million, of which $4.3 million has been ratably accreted to earnings over the term of the underlying debt. In October 2004, as a result of our early repayment of $244.5 million of the notes, we recognized in earnings $24.4 million of the aggregate cash settlements received. The balance of the cash settlements, totaling $0.5 million at December 31, 2004, is being accreted to earnings until the remaining $5.5 million of outstanding notes mature or are redeemed.

•	During the third quarter of 2003, we entered into several derivative financial instruments designated as cash flow hedges for a portion of our expected natural gas purchases during November 2003 through March 2004. The financial instruments were in the form of collars, and applied to 13,200 mmBtu of natural gas purchased per day for the five-month period beginning November 1, 2003, which represented approximately 60% of our expected daily usage during that period. As designated cash flow hedges, changes in the fair value of the financial instruments were recognized in “Other comprehensive loss,” to the extent the hedges were deemed effective, until the hedged item was recognized in the statement of operations. The terms of the instruments allowed us to conclude there was no ineffectiveness and therefore, no amount representing ineffectiveness was recognized in earnings. The reclassification of gains or losses reported in “Other comprehensive loss” to earnings occurred when the related inventory was classified as a cost of sales. As of March 31, 2004, the collars had expired, and the related loss of $0.1 million was recorded in income by the end of April 2004. We have not entered into any additional instruments to hedge our expected future natural gas purchases.

•	In October 2004, our board of directors authorized the repurchase of approximately $75 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty. In November, we repurchased 1,560,397 shares for $75.4 million, or approximately $48.29 per share. In connection with the repurchase, the counterparty will purchase shares for its own account in the open market over a nine-month period ending in August 2005. At the end of that period, we will receive or pay a price adjustment based on the volume weighted average price of shares traded during the period. Approximately 808,900 of the shares purchased through the accelerated stock repurchase program are subject to a collar, which sets a minimum and maximum price for shares repurchased, for the purpose of limiting the price adjustment. For the shares subject to the collar, the maximum price adjustment we would receive is equal to $187,500, or $.23 per share, and the maximum price adjustment we would pay is equal to $1,875,000, or $2.32 per share. The collar is not carried on our balance sheet as an asset or liability because it is a component of a transaction involving our equity securities and can potentially be settled by the issuance of company stock or a cash payment at our discretion. If share settlement is elected by the company, the number of shares we could potentially issue at the end of the repurchase period cannot currently be determined since the number will be dependent upon the amount, if any, that we might owe as a price adjustment, divided by the market price of our common stock on the settlement date.

The following table provides information as of December 31, 2004 regarding the accelerated stock repurchase program:

Maturity-2005
Accelerated stock repurchase transaction:
Collared contract volume (shares)	808,894
Capped settlement amount	$1,875
Floor settlement amount	188
Forward price (per share)	$46.36
Shares purchased by counterparty through 12/31/04 subject to collar	143,998

Uncollared contract volume (shares)	751,503
Initial trade price	$49.90
Shares purchased by counterparty through 12/31/04 not subject to collar	133,782
Average price of repurchased shares through 12/31/04	$49.92

Note 11.    Savings, Pension and Other Postretirement Benefit Plans

Substantially all of our employees are eligible to participate in 401(k) savings plans and are covered by noncontributory defined benefit pension plans. These include both company-sponsored and multi-employer plans. In 2004, 2003 and 2002 we made matching 401(k) contributions on behalf of employees of $5.4 million, $5.4 million and $7.3 million, respectively. We also provide benefits under company-sponsored defined benefit retiree health care and life insurance plans, which cover certain salaried and hourly employees. Most of the retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans are primarily noncontributory.

We use a December 31 measurement date for our benefit plans. The change in benefit obligation, change in plan assets, funded status and related balance sheet amounts for company-sponsored benefit plans are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
	2004	2003	2004	2003
	(Dollars in thousands)
Benefit obligation at beginning of year	$562,732	$525,107	$280,964	$242,413
Service cost	10,613	9,060	3,056	2,507
Interest cost	33,880	34,067	17,075	17,006
Plan amendments	5,167	750	(10,541)	(7,684)
Actuarial losses	21,451	35,569	49,726	44,136
Curtailments	—	—	(5,193)	—
Mergers, sales and closures	(4,271)	(1,285)	—	—
Benefits paid	(41,301)	(40,536)	(19,797)	(17,414)

Benefit obligation at end of year	588,271	562,732	315,290	280,964

Fair value of plan assets at beginning of year	555,740	471,390	2	9,813
Actual return on plan assets	57,230	104,206	—	834
Employer contribution	59,111	20,680	—	—
Benefits paid	(41,301)	(40,536)	—	(10,645)

Fair value of plan assets at end of year	630,780	555,740	2	2

Funded status	42,509	(6,992)	(315,288)	(280,962)
Unrecognized prior service cost (benefit)	17,876	15,359	(23,618)	(14,695)
Unrecognized net loss	115,119	97,562	140,467	102,554

Prepaid (accrued) benefit cost	$175,504	$105,929	$(198,439)	$(193,103)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$192,491	$122,701	$—	$—
Accrued benefit cost	(19,306)	(87,061)	(198,439)	(193,103)
Intangible assets	—	15,238	—	—
Accumulated other comprehensive loss	2,319	55,051	—	—

Net amount recognized	$175,504	$105,929	$(198,439)	$(193,103)

The accumulated benefit obligation for all defined benefit pension plans was $564.3 million and $540.8 million at December 31, 2004, and 2003, respectively.

Information as of December 31 for certain pension plans included above with accumulated benefit obligations in excess of plan assets were as follows:

	2004	2003
	(Dollars in thousands)
Projected benefit obligation	$21,765	$279,680
Accumulated benefit obligation	19,306	278,562
Fair value of plan assets	—	237,660

Net periodic costs (benefit) were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2004	2003	2002	2004	2003	2002
	(Dollars in thousands)
Service cost	$10,613	$9,060	$10,605	$3,056	$2,507	$3,723
Interest cost	33,880	34,067	36,979	17,075	17,006	16,205
Expected return on plan assets	(58,045)	(57,940)	(62,686)	—	(416)	(1,620)
Amortization of prior service cost	1,806	1,747	2,296	(1,618)	(1,618)	(820)
Recognized actuarial loss (gain)	220	(174)	(5,037)	6,677	5,905	2,790
Recognized net initial asset	—	(37)	(37)	—	—	—

Net periodic cost (benefit)	$(11,526)	$(13,277)	$(17,880)	$25,190	$23,384	$20,278

The pension benefits presented above exclude a $0.1 million charge for a salaried workforce reduction in 2002, which is included in “Restructuring charges” in the Statements of Operations. The postretirement benefit costs presented above exclude $1.8 million for the salaried workforce reduction in 2002, which is also included in “Restructuring charges” in the Statements of Operations.

The pension benefits presented above also do not reflect a $1.1 million charge recorded in 2004 related to the sale of our OSB operations, a cost of $11.0 million recorded in 2002 related to the sale of our Printing Papers segment assets, and a $0.2 million charge for the sale of a lumber mill in 2002. These amounts are included in “Gain (loss) from discontinued operations” in the Statements of Operations. Postretirement benefit costs recorded in 2002 totaling $0.4 million, as a result of these events, are also excluded from the costs presented above and are included in “Gain (loss) from discontinued operations.”

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Pursuant to guidance provided in FSP FAS 106-2, we have determined, with the assistance of consulting actuaries, that certain benefits provided under our plans are actuarially equivalent to the Medicare Part D standard plan and are eligible for the employer subsidy. We have chosen the prospective application option for adoption of the FSP as of July 1, 2004. The effects of the Act on the accumulated postretirement benefit obligation (APBO) were measured at July 1, 2004 and were determined to reduce the APBO by $25.9 million. The aggregate effect on service cost, interest cost, and amortization of (gain)/loss for the second half of 2004 was an actuarial gain of $2.2 million. The gain is reflected in the table presented above.

As of December 31, 2004, $2.3 million of minimum pension liabilities for underfunded plans were included in other long-term liabilities, with a corresponding accumulated other comprehensive loss of $1.4 million, which is net of deferred taxes of $0.9 million. As of December 31, 2003, $70.3 million of minimum pension liabilities were included in other long-term liabilities, with corresponding intangible assets of $15.2 million and accumulated other comprehensive loss of $33.6 million, which is net of deferred taxes of $21.5 million. Pension plan underfunding was reduced in 2004, despite a decrease in the discount rate, due largely to contributions made in December 2004 totaling $57.9 million.

Weighted average assumptions used to determine the benefit obligation as of December 31 were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2004	2003	2002	2004	2003	2002
Discount rate	5.90%	6.25%	6.75%	5.90%	6.25%	6.75%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	4.00	—	—	—

Weighted average assumptions used to determine the net periodic benefit (cost) for the years ended December 31 were:

	Pension Benefit Plans			Other Postretirement Benefit Plans
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.50	9.50	9.50	9.00	9.00	9.00
Rate of salaried compensation increase	4.00	4.00	5.00	—	—	—

The expected return on plan assets assumption is based upon an analysis of historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. Over the past 27 years, the period we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 12%.

The health care cost trend rate assumption used in determining the accumulated postretirement benefit obligation is 7.00% for 2004. The rate is scheduled for adjustment to 12.00% in 2005 and assumed to decrease one percent annually to 6.00% in 2011 and remain at that level thereafter. This assumption has a significant effect on the amounts reported. A one percentage point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$2,677	$(2,235)
Effect on postretirement benefit obligation	35,628	(30,267)

The weighted average asset allocations at December 31 by asset category are as follows:

	Pension Benefit Plans		Other Postretirement Benefit Plans
	2004	2003	2004	2003
Asset category
Domestic equity securities	64%	63%	—%	—%
Global equity securities	9	10	—	—
Debt securities	22	25	—	—
Other	5	2	100	100

Total	100%	100%	100%	100%

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

The general policy states that plan assets will be invested to seek the greatest return consistent with the fiduciary character of the pension funds and to allow the plans to meet the need for timely pension benefit payments. The specific investment guidelines stipulate that adequate liquidity will be maintained for meeting expected benefit payments by reviewing, on a timely basis, contribution and benefit payment levels and appropriately revising long-term and short-term asset allocations. Management takes reasonable and prudent steps to preserve the value of pension fund assets and to avoid the risk of large losses. Major steps taken to provide this protection include:

•	Assets are diversified among various asset classes, such as domestic equities, global equities, fixed income, convertible securities, venture capital and liquid reserves. The long-term asset allocation ranges are as follows:

Domestic and global equities	50	%-80%
Fixed income and convertible securities	15	%-40%
Venture Capital	00	%-05%
Liquid reserves	00	%-10%

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

•	Assets are managed by professional investment managers and may be invested in separately managed accounts or commingled funds. Assets will be diversified by selecting different investment managers for each asset class and by limiting assets under each manager to no more than 25% of the total pension fund.

•	Assets, other than venture capital, are not invested in securities rated below BBB- by S&P or Baa3 by Moody’s.

•	Assets are not invested in Potlatch stock.

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

During 2004, eight active investment managers managed substantially all of the pension funds, each of whom had responsibility for managing a specific portion of these assets. Plan assets were diversified among the various asset classes within the allocation ranges approved by the board of directors.

We estimate contributions to defined benefit pension plans will total $1.4 million in 2005. We do not anticipate funding our postretirement benefit plans in 2005 except to pay benefit costs as incurred during the year by plan participants.

Estimated future benefit payments, which reflect expected future service and expected medicare prescription subsidy receipts are as follows for the years indicated:

	Pension Benefit Plans	Other Postretirement Benefit Plans	Expected Medicare Subsidy
	(Dollars in thousands)
2005	$41,924	$20,500	$—
2006	41,469	21,900	1,163
2007	40,911	23,300	1,224
2008	40,836	24,200	1,292
2009	40,500	25,100	1,348
2010-2014	207,681	137,500	7,523

Hourly employees at two of our manufacturing facilities participate in multi-employer defined benefit pension plans, the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) Pension Fund and the International Association of Machinist & Aerospace Workers (IAMA) National Pension Fund, to which we make contributions. We also make contributions to a trust fund established to provide retiree medical benefits for a portion of these employees, which is managed by PACE. Company contributions to these plans in 2004, 2003 and 2002 amounted to $7.9 million, $7.7 million and $6.4 million, respectively.

Note 12.    Commitments and Contingencies

We have operating leases covering office, warehouse and distribution space, equipment and vehicles expiring at various dates through 2019. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

As of December 31, 2004, the future minimum rental payments required under our operating leases are as follows:

(Dollars in thousands)
2005	$12,039
2006	10,756
2007	9,455
2008	8,753
2009	6,033
2010 and later years	31,849

Total	$78,885

Rent expense for continuing operations was $13.0 million, $8.7 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our former, oriented strand board facility in Bemidji, Minnesota (sold in September 2004), relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action was taken, and we have cooperated with the MPCA in its investigation. The MPCA has completed its investigation, and we and the MPCA are discussing a proposed settlement agreement, including the amount of a proposed penalty, which we believe will be less than $1 million. We have established a reserve in accordance with SFAS No. 5.

Taking into consideration the amount of the proposed penalty to be assessed in the above described matter, we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

Note 13.    Equity-Based Compensation Plans

We currently have three stock incentive plans under which stock option and performance share grants are issued and outstanding. All of these plans have received shareholder approval. Options are granted with an exercise price equal to market value at the grant date and prior to 1995 may have included a stock appreciation right. Options are fully exercisable after two years and expire not later than 10 years from the date of grant. We were originally authorized to issue up to 1.5 million shares, 1.7 million shares and 1.4 million shares under our 1989 Stock Incentive Plan, 1995 Stock Incentive Plan and 2000 Stock Incentive Plan, respectively. At December 31, 2004, no shares were available for future use under the 1989 and 1995 Stock Incentive Plans, while approximately 313,000 shares were authorized for future use under the 2000 Stock Incentive Plan.

In November 2004, we paid a special dividend of $2.50 per common share to our stockholders. The amount of the special dividend qualified as an equity restructuring event. Under APB No. 25 rules, in order to maintain the same intrinsic value to option holders immediately before and after the special dividend was paid, the number of options granted and exercise prices of all outstanding stock options were adjusted after the record date for the special dividend payment. The adjustments are reflected in the activity for 2004 presented in the table below.

A summary of the status of outstanding stock options as of December 31, 2004, 2003 and 2002 and changes during those years is presented below:

	2004		2003		2002
Options	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at January 1	2,716,820	$36.19	2,836,357	$36.67	2,993,000	$38.63
Granted	122,785	50.75	150,070	33.18	378,300	24.87
Adjustment as a result of special dividend	84,513	36.35	—	—	—	—
Shares exercised	(1,530,948)	34.72	(49,925)	27.37	(25,050)	32.06
SARs exercised	(36,600)	36.83	—	—	—	—
Canceled or expired	(48,755)	28.07	(219,682)	42.32	(509,893)	39.67

Outstanding at December 31	1,307,815	37.23	2,716,820	36.19	2,836,357	36.67

Options exercisable	1,112,008	36.10	2,385,000	37.25	2,263,594	39.33
Options outstanding which include a stock appreciation right	—		41,700		78,600
Shares reserved for future grants	313,007		569,042		793,963
Fair value of options granted during the year	$6.99		$11.72		$7.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 6.11, 1.73 and 2.41 percent; stock volatility of .2655, .2737 and .2538; risk free rate of return of 4.35, 4.36 and 4.17 percent; and expected term of 10 years for all grants. The significant change in dividend yield for 2004 compared to 2003 and 2002 is due to the $2.50 special dividend paid during the year.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 12/31/04	Weighted Avg. Exercise Price
$22.7476 to $27.9296	252,185	7.79 years	$24.45	252,185	$24.45
$30.5421 to $39.4130	595,467	5.37 years	35.76	522,445	36.34
$42.2707 to $50.7500	460,163	4.57 years	46.13	337,378	44.45

$22.7476 to $50.7500	1,307,815	5.56 years	37.23	1,112,008	36.10

Options may also be issued in the form of restricted stock and other share-based awards. In December 2004 and 2003, awards for 73,825 and 59,270 shares of stock, respectively, were granted under performance-based award programs. The performance share awards have a three-year performance period and performance shares will be issued at the end of the period if the performance measure is met. The performance measure is a comparison of the percentile ranking of our total shareholder return compared to the total shareholder return performance of a selected peer group of forest product companies. The number of performance shares actually issued, as a percentage of the amounts initially granted, could range from 0%-150% for the 2003 grant and 0%-200% for the 2004 grant. Performance shares granted under the program may not be voted until issued. A dividend equivalent will be calculated based upon performance shares earned and will be paid out as additional shares. In accordance with APB No. 25, we recognize compensation expense over the performance period equal to the market value of our stock multiplied by the number of performance shares expected to be issued. Compensation expense in 2004 and 2003 related to performance shares was $1.2 million and less than $0.1 million, respectively.

Note 14.    Segment Information

As of December 31, 2004, our operations were divided into four reporting segments: Resource, Wood Products, Pulp and Paperboard, and Consumer Products, based upon similarities in product lines, manufacturing processes, marketing and management of our businesses. The Resource segment manages our timberland base, purchases wood fiber and timberlands from third parties, provides wood fiber to the manufacturing segments and sells wood fiber and timberlands to third parties. The Wood Products segment produces lumber, plywood and particleboard. The Pulp and Paperboard segment produces paperboard and pulp. The Consumer Products segment produces consumer tissue products.

As a result of the sale of our OSB operations in September 2004 to Ainsworth Lumber Co. Ltd., the wood products segment information for the periods presented in the table below has been adjusted to reflect those operations as discontinued operations.

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

	2004	2003	2002
	(Dollars in thousands)
Segment Sales:
Resource	$274,292	$252,614	$411,833

Wood products:
Lumber	345,800	279,192	249,790
Plywood	59,647	46,402	34,915
Particleboard	18,747	15,230	14,083
Other	26,810	28,063	23,077

	451,004	368,887	321,865

Pulp and paperboard:
Paperboard	463,608	420,805	395,085
Pulp	65,705	61,239	48,483

	529,313	482,044	443,568

Consumer products:
Tissue	320,052	300,896	315,708

	1,574,661	1,404,441	1,492,974
Elimination of intersegment sales	(223,189)	(212,004)	(386,668)

Total consolidated net sales	$1,351,472	$1,192,437	$1,106,306

Intersegment Sales or Transfers[1]:
Resource	$164,396	$157,233	$339,169
Wood products	12,000	11,715	12,436
Pulp and paperboard	46,712	42,971	34,975
Consumer products	81	85	88

Total	$223,189	$212,004	$386,668

Operating Income (Loss):
Resource	$69,901	$65,511	$62,554
Wood products	68,330	4,078	(11,109)
Pulp and paperboard	11,012	(15,104)	(42,821)
Consumer products	(10,155)	1,266	42,806
Eliminations and adjustments	(508)	(181)	(3,389)

	138,580	55,570	48,041
Corporate Items:
Administration expense	(45,851)	(34,706)	(33,341)
Interest expense	(45,863)	(48,172)	(59,882)
Interest income	3,617	14,090	1,930
Restructuring charge	—	476	(8,963)
Debt retirement costs	(25,186)	(248)	(15,360)

Consolidated income (loss) before taxes on income	$25,297	$(12,990)	$(67,575)

Depreciation, Amortization and Cost of Fee Timber Harvested:
Resource	$19,621	$20,917	$28,791
Wood products	12,709	13,177	13,108
Pulp and paperboard	37,240	38,171	39,866
Consumer products	15,239	12,585	13,028

	84,809	84,850	94,793
Corporate	3,510	4,137	3,193

Total	$88,319	$88,987	$97,986

Assets:
Resource	$441,564	$438,495	$426,212
Wood products	162,583	164,976	179,270
Pulp and paperboard	407,148	418,706	446,362
Consumer products	268,840	245,581	231,387

	1,280,135	1,267,758	1,283,231
Assets held for sale	—	176,596	187,438
Corporate	314,537	153,023	154,148

Total consolidated assets	$1,594,672	$1,597,377	$1,624,817

Capital Expenditures:
Resource	$14,982	$15,519	$15,346
Wood products	6,836	7,299	5,830
Pulp and paperboard	10,329	5,193	3,972
Consumer products	14,921	47,881	23,446

	47,068	75,892	48,594
Corporate	1,832	198	330

Total	$48,900	$76,090	$48,924

1	Intersegment sales for 2002-2004, which were based on prevailing market prices, consisted primarily of logs, chips, pulp logs and other fiber sales by our Resource segment to the Wood Products and Pulp and Paperboard segments.

All of our manufacturing facilities and all other assets are located within the continental United States. However, we sell and ship products to many foreign countries. Geographic information regarding our net sales is summarized as follows:

	2004	2003	2002
	(Dollars in thousands)
United States	$1,231,704	$1,086,008	$1,009,919
Japan	58,622	48,666	48,224
Australia	9,216	6,498	4,881
Canada	14,041	12,763	9,085
China	18,936	14,711	12,303
Italy	954	7,013	6,543
Korea	7,612	9,842	11,210
Taiwan	5,553	3,996	2,498
Other foreign countries	4,834	2,940	1,643

Total consolidated net sales	$1,351,472	$1,192,437	$1,106,306

Note 15.    Restructuring Charges

The following is a description of the charges included in the “Restructuring charges” line in the Statements of Operations.

A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. By June 2004, all costs had been incurred for the workforce reduction, resulting in a reversal to the initial charge of less than $0.1 million.

In 2002, we recorded a $9.0 million pre-tax charge for costs associated with the elimination of 106 salaried production and administrative positions. In the first quarter of 2003, we recorded charges totaling $0.2 million for costs related to terminated employees whose service had been retained beyond the initial 60-day period. In December 2003, we recorded a $0.7 million credit, reflecting final cost determinations for pension and medical benefits. As of December 31, 2004, 102 employees had been terminated and four had assumed other positions within the company as a result of job openings.

Note 16.    Discontinued Operations

On August 25, 2004, we entered into a definitive agreement with Ainsworth Lumber Co. Ltd. for the sale of our OSB facilities and associated assets for approximately $452 million in cash, after closing adjustments. The sale was completed in September 2004. As a result of the transaction, we recorded an after-tax gain of $163.1 million in the third quarter of 2004. These amounts, in addition to after-tax operating income from the OSB operations for 2004 of $92.8 million, are classified as discontinued operations in the Statements of Operations. After-tax operating income (loss) for the OSB operations in 2003 and 2002 of $57.1 million and $(9.7) million, respectively, have been reclassified to discontinued operations.

In May 2002, we completed the sale of our Cloquet, Minnesota, pulp and printing papers facilities and certain associated assets to a domestic subsidiary of Sappi Limited for $485.5 million in cash,

after closing adjustments. As a result of the transaction, we recorded an after-tax charge of $149.8 million in the first quarter of 2002. In December 2002, we recorded an additional after-tax charge of $14.6 million to adjust employee severance costs, the carrying value of the remaining unsold printing papers assets and other exit costs. The charges and 2002 operating losses of $13.9 million, after-tax, are presented as discontinued operations in the Statements of Operations.

In conjunction with the sale of our Cloquet facility, we closed our Brainerd, Minnesota, printing papers mill. The facility was sold on February 28, 2003, for $4.44 million in cash. We recorded a loss on discontinued operations in 2003 of $2.5 million, after-tax, which included costs for maintaining the facility before its sale, an additional loss on the sale and recognition of a continuing contractual obligation.

We sold our Bradley hardwood mill in Warren, Arkansas, in August 2002. An initial after-tax charge of $5.7 million was recorded for estimated asset write-down and closure costs. In December 2002, we reversed $1.6 million of the initial charge, after tax, to reflect actual costs incurred for the closure and sale. The net charge and 2002 operating losses of $1.0 million, after tax, are also presented as discontinued operations in the Statements of Operations.

The assets and liabilities of the OSB operations are presented in the Balance Sheets under the captions “Assets held for sale” and “Liabilities related to assets held for sale.” The carrying amounts of the major classes of these assets and liabilities at December 31 were as follows:

	2004	2003
	(Dollars in thousands)
Assets:
Cash	$—	$—
Receivables, net	—	14,295
Inventories	—	19,327
Land, other than timberlands	—	981
Plant and equipment, net	—	139,378
Timber, timberlands and related logging facilities, net	—	2,418
Other assets	—	197

Total assets held for sale	$—	$176,596

Liabilities:
Accounts payable and accrued liabilities	$—	$11,125

Note 17.    Financial Results by Quarter (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
	2004	2003	2004	2003	2004	2003	2004	2003
	(Dollars in thousands — except per-share amounts)
Net sales	$316,529	$282,569	$343,245	$305,684	$370,100	$307,174	$321,598	$297,010

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	23,173	22,842	21,158	21,257	22,465	21,822	21,523	23,066
Materials, labor and other operating expenses	269,456	243,712	276,718	261,111	275,564	258,748	261,922	243,215
Selling, general and administrative expenses	21,211	16,198	21,775	19,125	20,668	19,264	21,917	21,213
Restructuring charges	1,280	227	(87)	—	—	—	—	(703)

	315,120	282,979	319,564	301,493	318,697	299,834	305,362	286,791

Earnings (loss) from operations	$1,409	$(410)	$23,681	$4,191	$51,403	$7,340	$16,236	$10,219

Earnings (loss) from continuing operations	$(6,297)	$(7,994)	$7,126	$2,828	$24,199	$(1,214)	$(9,698)	$2,538

Earnings (loss) from discontinued operations, net of tax	$28,115	$(1,571)	$42,442	$3,821	$185,648	$23,370	$(286)	$28,949

Net earnings (loss)	$21,818	$(9,565)	$49,568	$6,649	$209,847	$22,156	$(9,984)	$31,487

Net earnings (loss) per common share from continuing operations:
Basic	$(.22)	$(.28)	$.24	$.10	$.82	$(.04)	$(.33)	$.09
Diluted	(.21)	(.28)	.24	.10	.81	(.04)	(.33)	.09
Net earnings (loss) per common share:
Basic	.75	(.33)	1.68	.23	7.08	.77	(.34)	1.10
Diluted	.74	(.33)	1.68	.23	7.05	.77	(.34)	1.10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited the accompanying consolidated balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on page 70. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potlatch Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Potlatch Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Portland, Oregon

February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Potlatch Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Potlatch Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Potlatch Corporation and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Potlatch Corporation and consolidated subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Potlatch Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Potlatch Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Potlatch Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004, and our report dated February 18, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Portland, Oregon

February 18, 2005

Schedule II

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

Description	Balance at beginning of year	Amounts charged (credited) to costs and expenses	Deductions[1]	Balance at end of year[2]
Reserve deducted from related assets:
Doubtful accounts —
Accounts receivable
Year ended December 31, 2004	$1,285	$12	$(71)	$1,226

Year ended December 31, 2003	$1,624	$376	$(715)	$1,285

Year ended December 31, 2002	$1,589	$881	$(846)	$1,624

[1]	Accounts written off, net of recoveries.
[2]	Year-end balances for 2003 and 2002 include reserves for discontinued operations of $150.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

(2)*	Asset Purchase Agreement, dated as of March 18, 2002, between Potlatch Corporation, Sappi Limited and Northern Holdings LLC, now known as Sappi Cloquet LLC, filed as Exhibit (2) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(2)(a)*	Asset Purchase Agreement, dated as of August 25, 2004, between Potlatch Corporation and Ainsworth Lumber Co. Ltd., filed as Exhibit 21 to the Current Report on Form 8-K filed September 21, 2004. (The Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule.)

(3)(a)*	Restated Certificate of Incorporation, filed as Exhibit (3)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (“2002 Form 10-K”).

(3)(c)*	By-laws, as amended through September 17, 2004, filed as Exhibit (3)(ii) to the Current Report on Form 8-K dated September 23, 2004.

(4)	See Exhibits (3)(a) and (3)(c). Registrant also undertakes to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt.

(4)(a)*	Form of Indenture, dated as of November 27, 1990, filed as Exhibit (4)(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (“2000 Form 10-K”).

(4)(a)(i)*	Officers’ Certificate, dated January 24, 1991, filed as Exhibit (4)(a)(i) to the 2000 Form 10-K.

(4)(a)(ii)*	Officers’ Certificate, dated December 12, 1991, filed as Exhibit (4)(a)(ii) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (“2001 Form 10-K”).

(4)(b)*	Form of Indenture, dated as of June 29, 2001, for the 10% Senior Subordinated Notes due 2011, filed as Exhibit (10)(o) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)(b)(i)*	First Supplemental Indenture, dated as of October 21, 2004, amending Exhibit (4)(b), filed as Exhibit 4.1 to the Current Report on Form 8-K dated October 21, 2004.

(10)(a)[1]	Potlatch Corporation Management Performance Award Plan, as amended effective December 2, 2004.

(10)(b)[1]*	Potlatch Corporation Severance Program for Executive Employees, as amended and restated as of December 1, 1999, filed as Exhibit (10)(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(c)[1]	Potlatch Corporation 2000 Stock Incentive Plan, adopted December 2, 1999.

(10)(c)(i)[1]	Amendment No. 1 to Exhibit (10)(c).

(10)(c)(ii)[1]*	Form of employee Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002, 2003 and 2004, filed as Exhibit (10)(c)(i) to the 2001 Form 10-K.

(10)(c)(iii)[1]*	Form of outside director Stock Option agreement for the Potlatch Corporation 2000 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 2000, 2001, 2002 and 2003, filed as Exhibit (10)(c)(ii) to the 2001 Form 10-K.

Exhibit

(10)(d)[1]*	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan (As Amended and Restated Effective January 1, 1989), filed as Exhibit (10)(d) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“2003 Form 10-K”).

(10)(d)(i)[1]*	Amendment, effective as of January 1, 1998, to Plan described in Exhibit (10)(d), filed as Exhibit (10)(d)(i) to the 2003 Form 10-K.

(10)(g)[1]*	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 18, 2000, filed as Exhibit (10)(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)(h)[1]*	Potlatch Corporation Benefits Protection Trust Agreement, as amended and restated effective September 20, 2002, filed as Exhibit (10)(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)(i)[1]*	Compensation of Directors, dated May 20, 2004, filed as Exhibit (10)(i) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(10)(j)[2]*	Form of Indemnification Agreement with each director of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(j) to the 2001 Form 10-K.

(10)(j)(i)[2]*	Amendment No. 2 to Schedule A to Exhibit (10)(j), filed as Exhibit (10)(j)(i) to the 2003 Form 10-K.

(10)(k)[2]*	Form of Indemnification Agreement with certain officers of Potlatch Corporation as set forth on Schedule A, filed as Exhibit (10)(k) to the 2001 Form 10-K.

(10)(k)(i)[2]	Amendment No. 5 to Schedule A to Exhibit (10)(k).

(10)(l)[1]	Potlatch Corporation 1989 Stock Incentive Plan adopted December 8, 1988, and as amended and restated December 2, 1999.

(10)(l)(ii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in each December of 1990-1997, filed as Exhibit (10)(l)(ii) to the 2000 Form 10-K.

(10)(l)(iii)[1]*	Form of Stock Option Agreement for the Potlatch Corporation 1989 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1998 filed as Exhibit (10)(l)(iii) to the 2003 Form 10-K.

(10)(m)(i)[1]*	Form of Amendments, dated January 12, 1999, to outstanding employee Stock Option Agreements, filed as Exhibit (10)(m)(i) to the 2003 Form 10-K.

(10)(m)(ii)[1]*	Form of Amendment, dated December 29, 1998, to outstanding outside director Stock Option Agreements, filed as Exhibit (10)(m)(ii) to the 2003 Form 10-K.

(10)(n)[1]	Potlatch Corporation 1995 Stock Incentive Plan adopted December 7, 1995, as amended and restated December 2, 1999.

(10)(n)(i)[1]*	Form of Stock Option Agreement used for employees for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December, 1995 filed as Exhibit (10)(n)(i) to the 2000 Form 10-K.

(10)(n)(ii)[1]*	Form of Addendum used in connection with the Stock Option Agreement set forth in Exhibit (10)(n)(i) for options granted in each December, 1996 and 1997, filed as Exhibit (10)(n)(ii) to the 2001 Form 10-K.

(10)(n)(iii)[1]*	Form of Stock Option Agreement used for outside directors for the Potlatch Corporation 1995 Stock Incentive Plan together with the form of Addendum used for options granted in December 1995 and the Form of Addendum used for options granted in each December 1996 and 1997, filed as Exhibit (10)(n)(iii) to the 2001 Form 10-K.

Exhibit

(10)(n)(iv)[1]*	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(iv) to the 2003 Form 10-K.

(10)(n)(v)[1]*	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1998, filed as Exhibit (10)(n)(v) to the 2003 Form 10-K.

(10)(n)(vi)[1]	Form of employee Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999, 2000, 2001 and 2002.

(10)(n)(vii)[1]	Form of outside director Stock Option Agreement for the Potlatch Corporation 1995 Stock Incentive Plan together with the Addendum thereto as used for options granted in December 1999 and 2000.

(10)(o)*	Credit Agreement, dated as of June 29, 2004, filed as Exhibit 1, to the Current Report on Form 8-K filed July 7, 2004.

(10)(o)(i)	Consent, dated October 15, 2004, whereby the banks participating in the Credit Agreement filed as Exhibit (10)(o) consented to a special cash dividend and a stock repurchase plan.

(10)(p)[1]*	Form of Performance Share Agreement for the Potlatch Corporation 2000 Stock Incentive Plan, together with the Addendum thereto as used for performance share awards granted in December, 2003 and 2004, filed as Exhibit (10)(q) to the 2003 Form 10-K.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Potlatch Corporation Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

*	Incorporated by reference.
[1]	Management compensatory plan or arrangement.
[2]	Management contract.