Form 10-Q
period 2005-03-31
POTLATCH CORP
filed 2005-05-10
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares of common stock outstanding as of March 31, 2005: 28,974,039 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.	Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands – except per-share amounts)

	Three Months Ended March 31
	2005	2004
Net sales	$336,194	$316,529

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	20,013	23,173
Materials, labor and other operating expenses	282,043	269,456
Selling, general and administrative expenses	21,453	21,211
Restructuring charges	—	1,280

	323,509	315,120

Earnings from operations	12,685	1,409
Interest expense	(7,251)	(11,860)
Interest income	715	128

Earnings (loss) before taxes	6,149	(10,323)
Provision (benefit) for taxes (Note 3)	2,367	(4,026)

Earnings (loss) from continuing operations	3,782	(6,297)

Discontinued operations (Note 4):
Earnings from discontinued operations	—	46,090
Income tax provision	—	17,975

	—	28,115

Net earnings	3,782	21,818

Other comprehensive loss, net of tax:
Cash flow hedges (Note 5):
Net derivative losses, net of income tax benefit of $ - and $44	—	(68)

Comprehensive income	$3,782	$21,750

Earnings (loss) per common share from continuing operations (Note 6):
Basic	$.13	$(.22)
Diluted	.13	(.22)
Earnings per common share from discontinued operations:
Basic	—	.97
Diluted	—	.96
Net earnings per common share:
Basic	.13	.75
Diluted	.13	.74
Dividends per common share (annual rate)(1)	.60	3.10
Average shares outstanding (in thousands):
Basic	28,966	29,245
Diluted	29,134	29,365

(1)	Cash dividends for 2004 included a special dividend of $2.50 per common share.

Certain 2004 amounts have been reclassified for presentation as discontinued operations.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

2005 amounts unaudited (Dollars in thousands - except per-share amounts)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$4,522	$8,646
Short-term investments (Note 8)	105,400	111,975
Receivables, net	101,496	103,474
Inventories (Note 9)	177,360	167,015
Prepaid expenses	15,507	16,260

Total current assets	404,285	407,370
Land, other than timberlands	8,351	8,351
Plant and equipment, at cost less accumulated depreciation	574,715	567,471
Timber, timberlands and related logging facilities	402,366	401,078
Other assets	214,607	210,402

	$1,604,324	$1,594,672

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$1,157	$1,107
Accounts payable and accrued liabilities	156,434	151,198

Total current liabilities	157,591	152,305
Long-term debt	335,275	335,415
Other long-term obligations	238,626	234,311
Deferred taxes	199,752	201,252
Stockholders’ equity	673,080	671,389

	$1,604,324	$1,594,672

Stockholders’ equity per common share	$23.23	$23.22
Working capital	$246,694	$255,065
Current ratio	2.6:1	2.7:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Cash Flows From Continuing Operations
Net earnings	$3,782	$21,818
Adjustments to reconcile net earnings to net operating cash flows:
Earnings from discontinued operations	—	(28,115)
Depreciation, amortization and cost of fee timber harvested	20,013	23,173
Deferred taxes	(1,500)	(4,220)
Working capital changes	(8,370)	4,562
Employee benefit plans	791	(343)

Net cash provided by operating activities of continuing operations	14,716	16,875

Cash Flows From Investing
Decrease (increase) in short-term investments	6,575	(39,792)
Additions to plant and properties	(25,504)	(11,289)
Other, net	(3,434)	(2,973)

Net cash used for investing activities of continuing operations	(22,363)	(54,054)

Cash Flows From Financing
Change in book overdrafts	5,992	(9,106)
Issuance of treasury stock	1,833	19,798
Dividends	(4,345)	(4,352)
Other, net	43	4,663

Net cash provided by financing activities of continuing operations	3,523	11,003

Cash from continuing operations	(4,124)	(26,176)
Cash from discontinued operations	—	26,588

Increase (decrease) in cash	(4,124)	412
Cash at beginning of period	8,646	7,190

Cash at end of period	$4,522	$7,602

Net interest payments (net of amounts capitalized) for the three months ended March 31, 2005 and 2004 were $0.6 million and $11.0 million, respectively. Net income tax payments (refunds) for the three months ended March 31, 2005 and 2004 were $(4.2) million and $0.1 million, respectively.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1. GENERAL – The accompanying Condensed Balance Sheets at March 31, 2005, and December 31, 2004, the Statements of Operations and Comprehensive Income for the three months ended March 31, 2005 and 2004, and the Condensed Statements of Cash Flows for the three months ended March 31, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments. On August 25, 2004, we entered into a definitive agreement with Ainsworth Lumber Co. Ltd. for the sale of our oriented strand board (OSB) facilities and associated assets. The sale was completed in September 2004. As a result, the OSB operations have been classified as “discontinued operations” in the financial statements presented herein.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS – In December 2004 the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment.” The revised Statement requires the recognition of compensation cost in the Statement of Operations for equity instruments awarded to employees, based on the grant date fair value of the award. The revised Statement was to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended by the Securities and Exchange Commission to allow companies to implement the revised Statement in the next fiscal year beginning after June 15, 2005. We will therefore use the modified prospective method to implement the revised Statement on January 1, 2006, and believe the effect of adoption on our results of operations will be comparable to the pro forma disclosures contained in Note 7, “Equity-Based Compensation.”

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and therefore should be recognized if their fair value is reasonably estimable. Companies must adopt FIN 47 no later than the end of the fiscal year ending after December 15, 2005. We are currently reviewing FIN 47 to determine what effect, if any, it may have on our financial condition or results of operations.

NOTE 3. INCOME TAXES – The income tax provision and benefit presented in the Statements of Operations have been computed by applying an estimated annual effective tax rate. This rate was 38.5% for the three months ended March 31, 2005 and 39% for the three months ended March 31, 2004. A tax rate of 39% was applied to income from discontinued operations in 2004. The estimated effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity Credit.

NOTE 4. DISCONTINUED OPERATIONS – On August 25, 2004, we entered into a definitive agreement with Ainsworth Lumber Co. Ltd. for the sale of our OSB facilities and associated assets for approximately $452 million in cash, after closing adjustments. The sale was completed in September 2004. For the three months ended March 31, 2004, these facilities generated pre-tax operating income of $46.1 million, which is classified as discontinued operations in the Statements of Operations, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

NOTE 6. EARNINGS (LOSS) PER COMMON SHARE – Earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Three Months Ended March 31
	2005	2004
Basic average common shares outstanding	28,966,013	29,244,642
Incremental shares due to:
Common stock options	164,593	120,726
Accelerated stock repurchase program	3,373	—

Diluted average common shares outstanding	29,133,979	29,365,368

Stock options to purchase 119,950 and 1,060,175 shares of common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

The computation of diluted average common shares outstanding is affected by our accelerated stock repurchase program to the extent that the volume weighted average price of the shares purchased by the counterparty under the program exceeds the price per share initially paid at the program’s inception. It is assumed that any additional amounts payable to the counterparty will be settled by shares of the company’s stock, and thus any such differential that exists at the end of each reporting period is included in the computation of diluted average common shares outstanding. The reverse treasury stock method is used to calculate the additional number of shares to be included in the diluted share total.

NOTE 7. EQUITY-BASED COMPENSATION – We currently have three stock incentive plans, the 1989, 1995 and 2000 plans, under which stock options or performance share grants are issued and outstanding. In addition, at the May 2, 2005 Annual Meeting of Stockholders, our shareholders approved the adoption of the Potlatch 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan, we are authorized to issue up to 1,600,000 shares. Currently, we apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for our equity-based compensation. No compensation cost is recognized for options granted under the plans when the exercise price is equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense is recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements will be met. Compensation expense related to performance shares was $0.4 million and $0.2 million, before taxes, for the three months ended March 31, 2005 and 2004, respectively.

Had equity-based compensation costs been determined based on the fair value at the grant dates as prescribed by SFAS No. 123 (as amended by SFAS No. 148), our net earnings and earnings per share would have been the pro forma amounts indicated below:

	Three Months Ended March 31
(Dollars in thousands - except per-share amounts)	2005	2004
Net earnings, as reported	$3,782	$21,818
Add: equity-based compensation expense recorded under APB No. 25, net of tax	259	133
Deduct: equity-based compensation determined under SFAS No. 123, net of tax	(466)	(423)

Pro forma net earnings	$3,575	$21,528

Basic net earnings per share, as reported	$.13	$.75
Diluted net earnings per share, as reported	.13	.74
Pro forma basic net earnings per share	.12	.74
Pro forma diluted net earnings per share	.12	.73

As previously discussed in Note 2, we will begin recognizing equity-based compensation costs in the Statements of Operations as required by SFAS No. 123R in January 2006.

NOTE 8. SHORT-TERM INVESTMENTS – Short-term investments consist of money market funds and triple-A rated corporate and municipal bonds. These investments have very short maturity periods (from 1 day to 30 days) and earn an average interest rate of approximately three percent. Short-term investments are utilized as required for working capital needs, capital expenditures or other uses by management as considered appropriate.

NOTE 9. INVENTORIES – Inventories at the balance sheet dates consist of:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Raw materials	$75,174	$79,670
Finished goods	102,186	87,345

	$177,360	$167,015

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS - The table below details the components of net periodic costs (benefit):

Three months ended March 31:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$2,647	$2,663	$904	$777
Interest cost	8,402	8,499	5,127	4,654
Expected return on plan assets	(15,503)	(14,563)	—	—
Amortization of prior service cost	527	454	(691)	(407)
Recognized actuarial loss	341	55	3,191	2,237

Net periodic cost (benefit)	$(3,586)	$(2,892)	$8,531	$7,261

Due to the funded status of our qualified pension plans at December 31, 2004, no minimum pension contributions are required for 2005. In the footnotes to our financial statements for the year ended December 31, 2004, we estimated contributions to our non-qualified pension plan in 2005 would total approximately $1.4 million. As of March 31, 2005, $0.3 million of contributions had been made. No change to the original estimate is anticipated.

NOTE 11. SEGMENT INFORMATION –

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Segment Sales
Resource	$58,881	$61,790

Wood products
Lumber	83,378	77,659
Plywood	12,336	15,518
Particleboard	4,756	4,845
Other	6,382	7,139

	106,852	105,161

Pulp and paperboard
Paperboard	113,538	108,529
Pulp	13,259	12,381

	126,797	120,910

Consumer products	94,136	73,968

	386,666	361,829
Elimination of intersegment sales	(50,472)	(45,300)

Total consolidated net sales	$336,194	$316,529

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Intersegment sales or transfers
Resource	$35,758	$33,536
Wood products	3,192	3,010
Pulp and paperboard	11,502	8,733
Consumer products	20	21

Total	$50,472	$45,300

Operating Income (Loss)
Resource	$10,690	$12,053
Wood products	8,849	11,709
Pulp and paperboard	2,858	(7,761)
Consumer products	(597)	(3,817)
Eliminations	1,651	435

	23,451	12,619
Corporate	(17,302)	(22,942)

Consolidated earnings (loss) from continuing operations before taxes	$6,149	$(10,323)

NOTE 12. SUBSEQUENT EVENT – On April 22, 2005, we entered into an agreement with Louisiana-Pacific Corporation to purchase a lumber mill in Gwinn, Michigan. The mill has the capacity to produce approximately 180 million board feet of lumber per year on a three-shift basis. We completed the purchase on May 2, 2005.

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

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 13 manufacturing facilities, located primarily in Arkansas, Idaho, Minnesota and Nevada. Our business is organized into four segments:

•	The Resource segment manages our timberlands, which supply logs, wood chips, pulpwood and other fiber to our manufacturing segments, as well as to third parties. Intersegment sales are based on prevailing market prices for wood fiber. For the first three months of 2005, Resource segment net sales were $58.9 million, representing approximately 15% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $35.8 million for the period. In addition to wood fiber sales, net sales for the segment include revenue generated from the sale of land that occurs from time to time as part of the normal management of our timberland base.

•	The Wood Products segment manufactures lumber, plywood, and particleboard at seven mills located in Arkansas, Idaho and Minnesota. These products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales were $106.9 million for the first three months of 2005, representing approximately 28% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $3.2 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $126.8 million for the first three months of 2005, representing approximately 33% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $11.5 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis by major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and two additional tissue converting facilities located in Illinois and Michigan. Consumer Products segment net sales were $94.1 million for the first three months of 2005, representing approximately 24% of our net sales from continuing operations before elimination of intersegment sales. The segment did not have significant intersegment sales during the period.

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income include the results of operations for the first three months of 2004 for the OSB operations sold to Ainsworth Lumber Co. Ltd. in September 2004.

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

Our industry is capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. For the periods presented in this Form 10-Q, no downtime was taken at any of our facilities due to an inability to cover variable costs.

Energy has become one of our most volatile operating expenses over the past several years. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally and on changes in market prices for natural gas. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas. We entered into several such contracts in the third quarter of 2003, covering a portion of our expected natural gas purchases from November 2003 through March 2004. We have not entered into any such contracts since March 2004.

Another significant expense is the cost of wood fiber needed to supply our manufacturing facilities. Our overall results of operations are favorably affected to the extent we supply wood fiber from our own timberlands, due to its low cost basis relative to wood fiber purchased on the open market. The percentage of our wood fiber requirements supplied by our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels, weather, changes in our manufacturing capacity and changes in the amount of timber sales to third parties. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. Selling prices of our products have not always increased in response to wood fiber price increases, nor have wood fiber prices always decreased in conjunction with declining product prices. On occasion, our results of operations have been and may in the future be adversely affected if we are unable to pass cost increases through to our customers.

The disparity between cost of wood fiber harvested and the cost of wood fiber purchased on the open market is due to the fact that the capitalized costs to establish fee timber were expended many years ago. The initial stand establishment costs remain as a capitalized asset until the timber reaches maturity, which typically ranges from 30 to 60 years. On-going forest management costs include recurring items necessary to the ownership and administration of timber producing property and are expensed as incurred. The cost of purchased wood fiber is significantly higher due to the fact that the wood fiber being purchased from third parties is mature and is purchased at the current market price.

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset dispositions, have significantly affected our results of operations in recent periods. In early 2004, we began operating a new tissue machine in Las Vegas, Nevada, which produces approximately 30,000 tons a year. In June 2004, we began operating a tissue converting facility in Elwood, Illinois. In September 2004, we sold our three OSB operations in Bemidji, Cook and Grand Rapids, Minnesota. In May 2005, we purchased a lumber mill in Gwinn, Michigan. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

Critical Accounting Policies

Our principal accounting policies are discussed on pages 44-48 of our Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial position and operating results of the company. Management believes the accounting policies discussed below represent the most complex, difficult and subjective judgments it makes in this regard.

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

There are currently no authoritative accounting rules relating to costs to be capitalized in timber and timberlands. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current recoverable timber volume on our lands are subject to judgments that could significantly affect volume estimates. As examples: harvest cycles can vary by geographic region and by species of timber; weather patterns can affect harvest cycles; environmental regulations and restrictions may limit the company’s ability to harvest certain timberlands; changes in harvest plans may occur; and scientific advancement in seedlings and timber growing technology may affect future harvests. Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our statements of operations and financial condition. Because of the number of variables involved and the interrelationship between the variables, sensitivity analysis of individual variables is not practical.

Restructuring charges and discontinued operations. In 2002, we completed the sale of a majority of the assets of our Printing Papers segment and closed a printing papers facility in Brainerd, Minnesota, which was subsequently sold in 2003. In January 2004, we recorded a charge for a workforce reduction in our Consumer Products segment. In September 2004, we sold our three OSB operations in Minnesota. These events required us to record estimates of liabilities for employee benefits, environmental clean-up and other costs at the time of the events. In making these judgments, we considered contractual obligations, legal liabilities, and possible incremental costs incurred as a result of restructuring plans to determine the liability. Our estimated liabilities could differ materially from actual costs incurred, with resulting adjustments to future period earnings for any differences, although no material adjustments to our original estimates have occurred for the events described above.

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

Note 11 to our 2004 Form 10-K consolidated financial statements includes information for the three years ended December 31, 2004, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2004 and 2003. Note 10, “Pension and Other Postretirement Benefit Plans,” on page 8 of this Form 10-Q, includes information on the components of pension and OPEB expense for the three months ended March 31, 2005 and 2004.

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

Total periodic pension plan income in 2004 was $11.5 million. An increase in the discount rate or the expected return on plan assets, all other assumptions remaining the same, would reduce pension plan expense, and conversely, a decrease in either of these measures would increase plan expense. As an indication of the sensitivity that pension expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $1.3 million. A 25 basis point change in the assumption for expected return on plan assets would affect annual plan expense by approximately $1.6 million. The actual rates on plan assets may vary significantly from the assumption used because of unanticipated changes in financial markets.

No minimum pension contributions are required for 2005 due to the funded status of our pension plans at December 31, 2004. We estimate contributions to our non-qualified pension plan will total approximately $1.4 million in 2005.

For our OPEB plans, expense for 2004 was $25.2 million. The discount rate used to calculate OPEB obligations was 5.90% at December 31, 2004, and 6.25% and 6.75% at December 31, 2003 and 2002, respectively. The assumed health care cost trend rate used to calculate OPEB obligations and expense for 2004 was a 7% increase over the previous year, with the rate of increase adjusted to 12% in 2005 and declining 1 percent annually to a long-term ultimate rate increase assumption of 6% for 2011 and thereafter.

As an indication of the sensitivity that OPEB expense has to the discount rate assumption, a 25 basis point change in the discount rate would affect annual plan expense by approximately $0.8 million. A 1% change in the assumption for health care cost trend rates would have affected 2004 plan expense by approximately $2.2-$2.7 million and the total postretirement obligation by approximately $30.3-$35.6 million. The actual rates of health care cost increases may vary significantly from the assumption used because of unanticipated changes in health care costs.

Periodic pension and OPEB expense are included in “Materials, labor and other operating expenses” and “Selling, general and administrative expenses” in the Statements of Operations. The expense is allocated to all business segments. Depending upon the funded status of the different plans, either a long-term asset or long-term liability is recorded for plans with overfunding or underfunding, respectively. Any unfunded accumulated pension benefit obligation in excess of recorded liabilities is accounted for in stockholders’ equity as accumulated other comprehensive income. See Note 11 to our 2004 Form 10-K financial statements for related balance sheet effects at December 31, 2004 and 2003.

Recent Accounting Pronouncements

In December 2004 the FASB issued a revision of SFAS No. 123, “Share-Based Payment.” The revised Statement requires the recognition of compensation cost in the Statement of Operations for equity instruments awarded to employees, based on the grant date fair value of the award. The revised Statement was to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended by the Securities and Exchange Commission to allow companies to implement the revised Statement in the next fiscal year beginning after June 15, 2005. We will therefore use the modified prospective method to implement the revised Statement on January 1, 2006, and believe the effect of adoption on our results of operations will be comparable to the pro forma disclosures contained in Note 7, “Equity-Based Compensation,” on page 7.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and therefore should be recognized if their fair value is reasonably estimable. Companies must adopt FIN 47 no later than the end of the fiscal year ending after December 15, 2005. We are currently reviewing FIN 47 to determine what effect, if any, it may have on our financial condition or results of operations.

Employees

Hourly union labor contracts expiring in 2005 are set forth below.

Contract Expiration Date	Location	Union	Approximate Number of Hourly Employees
May 8*	Wood Products Division & Resource Management Division Warren, Arkansas	International Association of Machinists & Aerospace Workers	250

August 1	Pulp & Paperboard Division Cypress Bend, Arkansas	Paper, Allied-Industrial Chemical and Energy Workers International Union	250

*	Completed negotiation of new three-year contract effective May 9, 2005.

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

A summary of period-to-period changes in items included in the Statements of Operations is presented on page 23 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

As a result of our decision in August 2004 to sell our OSB operations and associated assets in September 2004, those operations have been classified as “Discontinued operations” in the Statements of Operations for the three months ended March 31, 2004. The discussion below addresses our continuing businesses.

Certain 2004 amounts have been reclassified for presentation as discontinued operations.

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Net Sales – Net sales increased 6%, to $336.2 million for the three months ended March 31, 2005, from $316.5 million for the same period in 2004. Resource net sales decreased to $23.1 million, compared to $28.3 million for the first three months of 2004. Lower Idaho log sales to third parties and decreased land sales in Idaho were responsible for the decline and were partially offset by higher selling prices for logs. Wood Products net sales increased slightly to $103.7 million from $102.2 million for the first quarter of 2004 as a result of higher selling prices for lumber. Pulp and Paperboard segment net sales were $115.3 million, $3.1 million more than the 2004 period due to higher pulp and paperboard selling prices. Consumer Products segment net sales increased to $94.1 million from $73.9 million due to increased shipments and higher selling prices.

Depreciation, amortization and cost of fee timber harvested – For the three months ended March 31, 2005, depreciation, amortization and cost of fee timber harvested totaled $20.0 million, a $3.2 million decrease compared to $23.2 million recorded in the first three months of 2004. The decrease was due to lower depletion expense in Minnesota and lower amortization expense.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $282.0 million for the three months ended March 31, 2005, from $269.5 million for the three months ended March 31, 2004. The higher costs were due primarily to increased shipments of consumer tissue products and higher wood fiber costs for the Wood Products and Pulp and Paperboard segments.

Selling, general and administrative expenses – Selling, general and administrative expenses were $21.5 million for the first three months of 2005, compared to $21.2 million incurred for the same period of 2004.

Restructuring charges – A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated in 2004 due to the workforce reduction.

Interest expense, net of capitalized interest – Interest expense totaled $7.3 million for the three months ended March 31, 2005, compared to $11.9 million in the prior year period. The decrease was the result of the repayment of approximately $282 million in debt during the fourth quarter of 2004, using a portion of the proceeds from the sale of our OSB operations.

Interest income – For the three months ended March 31, 2005, interest income was $0.7 million, compared to $0.1 million for the same period in

2004. The increase was due to a higher average short-term investments balance for the first quarter of 2005.

Provision (benefit) for taxes – For the three months ended March 31, 2005, we recorded an income tax provision of $2.4 million on earnings from continuing operations of $6.1 million, based on an estimated effective tax rate of 38.5%. During the first three months of 2004, an estimated tax rate of 39% was used to derive an income tax benefit of $4.0 million, calculated on our loss from continuing operations, before taxes, of $10.3 million. The estimated effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity Credit.

Earnings (loss) from continuing operations – We recorded earnings from continuing operations of $3.8 million for the three months ended March 31, 2005, compared to a loss from continuing operations of $6.3 million for the same period in 2004. Improved results in the Pulp and Paperboard and Consumer Products segments more than offset lower earnings for the Resource and Wood Products segments.

Discontinued operations – Discontinued operations for the three months ended March 31, 2004, consisted of the results of our OSB operations. For the first three months of 2004, the OSB operations recorded pre-tax income of $46.1 million on net sales of $103.9 million.

Other comprehensive loss, net of tax – For the three months ended March 31, 2004, we recorded a net derivative loss due to cash flow hedges of $0.1 million, after-tax. There were no derivative transactions in the first quarter of 2005.

Discussion of business segments – The Resource segment reported operating income of $10.7 million for the first three months of 2005, $1.4 million lower than $12.1 million recorded in the same period of 2004. Segment net sales were $58.9 million for the first three months of 2005, compared to $61.8 million recorded for the 2004 period. The lower earnings for 2005 were due largely to decreased income from land sales in Idaho, partially offset by higher selling prices for logs. Revenue from sales of nonstrategic land for the segment was $1.5 million in the first quarter of 2005, compared to $3.9 million in the first quarter of 2004. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities, as land sale amounts can and usually do vary between reporting periods. The period-to-period fluctuations are due to the unique characteristics of each transaction such as location, size, accessibility, parcel attributes and the value to certain buyers. Resource segment expenses were $48.2 million in the first three months of 2005, compared to $49.7 million in the first three months of 2004. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $8.8 million for the first three months of 2005, compared to income of $11.7 million recorded in the first three months of 2004. Although wood product markets during the first three months of 2005 benefited from continued strong homebuilding activity and a weaker U.S. dollar, those benefits were more than offset by higher wood fiber costs. Net sales for the segment rose to $106.9 million for the first three months of 2005, 2% higher than the $105.2 million recorded for the 2004 period. Lumber net sales were $83.4 million, up from $77.7 million in 2004. The favorable comparison was due to a 10% increase in lumber selling prices. Shipments of lumber products were 3% lower than the prior year. Plywood net sales decreased to $12.3 million for the first three months of 2005, compared to $15.5 million for the first three months of 2004.

Shipment volume decreased 17% and sales prices were 4% lower than in the same period a year ago. Particleboard net sales were $4.8 million for the first three months of 2005, essentially equal to sales for the first three months of 2004. Segment expenses were higher for the first three months of 2005, totaling $98.0 million, versus $93.5 million for the first three months of 2004. Higher wood fiber costs largely accounted for the increase over 2004.

The Pulp and Paperboard segment reported operating income for 2005’s first three months of $2.9 million, compared to a loss of $7.8 million for the first three months of 2004. Segment net sales were $126.8 million for the first three months of 2005, up from $120.9 million for the 2004 period. Paperboard net sales increased to $113.5 million, compared to $108.5 million in the first three months of 2004. Selling prices were 10% higher than the same period a year ago, although shipments decreased 5% compared to the prior year’s first three months, both of which were primarily a result of a change in product mix at our Arkansas facility. Pulp sales (including intersegment sales) were higher for the first three months of 2005, totaling $13.3 million, compared to $12.4 million for the same period in 2004. The increase in pulp sales for the 2005 period was due to 7% higher selling prices. More pulp was used internally, however, which resulted in a decrease in shipments to third parties. Segment expenses were lower for the first three months of 2005, totaling $123.9 million, compared to $128.7 million in the first three months of 2004. The decrease reflected lower volumes of pulp and paperboard shipments for the first three months of 2005 compared to 2004, partially offset by higher wood fiber costs.

The Consumer Products segment reported an operating loss of $0.6 million for the first three months of 2005, compared to a loss of $3.8 million for the first three months of 2004. Segment net sales were $94.1 million for the first three months of 2005, 27% higher than the $74.0 million recorded for the 2004 period. The increase in net sales was due to 10% higher selling prices and a 15% increase in product shipments compared to the prior year period. Shipments were positively affected by sales of our new ultra towel product and the addition of our Elwood, Illinois converting operation in the second half of 2004. Segment expenses were higher for the first three months of 2005, totaling $94.7 million, versus $77.8 million in the first three months of 2004. Increased product shipments and higher packaging, transportation and employee training costs contributed to the increase. Segment expenses for the first quarter of 2004 included a pre-tax charge of $1.3 million for a workforce reduction.

Liquidity and Capital Resources

At March 31, 2005, our financial position included long-term debt of $336.4 million, including current installments on long-term debt of $1.2 million. Long-term debt at March 31, 2005 (including current installments) declined slightly from the balance at December 31, 2004 of $336.5 million due to normal repayments on maturing debt of $0.1 million. Stockholders’ equity for the first three months of 2005 increased $1.7 million, largely due to net earnings of $3.8 million and the issuance of treasury stock totaling $1.8 million, which were partially offset by dividend payments of $4.3 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .50 to 1 at March 31, 2005, unchanged from December 31, 2004.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2005, are as follows:

(Dollars in thousands)
2006	$2,358
2007	6,159
2008	209
2009	100,410
2010	11

Working capital totaled $246.7 million at March 31, 2005, a decrease of $8.4 million from December 31, 2004. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased $6.6 million. Positive cash flow from increased operating earnings not immediately needed for operations was more than offset by cash flow used for capital expenditures and dividends, resulting in a decrease in cash invested in short-term bank instruments.

•	Receivables decreased $2.0 million primarily as a result of the receipt of an income tax receivable related to a 2004 overpayment of taxes. The decline was partially offset by an increase in trade receivables primarily as a result of a corresponding increase in customer sales.

•	Inventories increased $10.3 million largely due to an increase in paperboard inventories.

•	Accounts payable and accrued liabilities increased $5.2 million due to an increase in book overdrafts.

Net cash provided by continuing operations for the first three months of 2005 totaled $14.7 million, compared with $16.9 million for the same period in 2004. Cash used for working capital changes in 2005, versus cash provided by working capital changes in 2004, was largely responsible for the unfavorable comparison. This was offset by net earnings from continuing operations in 2005, versus a net loss from continuing operations in 2004. The improved earnings were generally due to higher selling prices for paperboard and tissue, combined with increased tissue shipments.

For the three months ended March 31, 2005, net cash used for investing was $22.4 million, compared to $54.1 million for the first three months of 2004. In 2005, a decrease in our short-term investments provided $6.6 million in cash, as discussed above, and we used $25.5 million for capital spending. Capital spending in 2005 included $5.7 million in additional equipment and installation costs associated with our tissue converting facility in Elwood, Illinois, and $1.9 million toward the replacement of dry kilns at our lumber operation in Lewiston, Idaho. The balance of capital spending in the first quarter of 2005 focused on forest resources and various smaller projects designed to improve product quality and manufacturing efficiency. Cash was used in the first three months of 2004 primarily for increasing short-term investments and for capital spending projects.

Net cash provided by financing totaled $3.5 million for the three months ended March 31, 2005, compared with $11.0 million during the same period in 2004. The majority of cash provided by financing in 2005’s first three months resulted from a $6.0 million change in book overdrafts and the issuance of treasury stock totaling $1.8 million related to the exercise of stock options. These amounts were partially offset by dividend payments of $4.3 million. The majority of the cash provided in 2004 was from the issuance of treasury stock related to the exercise of stock options, partially offset by a decrease in book overdrafts and the payment of dividends.

Cash generated from discontinued operations in the first three months of 2004 totaled $26.6 million, which was largely related to operating results for our former OSB operations. There were no discontinued operations in the first three months of 2005.

Our current unsecured bank credit facility, which expires June 28, 2007, is comprised of a revolving line of credit of up to $125 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of March 31, 2005, there were no borrowings outstanding under the revolving line of credit; however, approximately $10.2 million of the letter of credit subfacility was being used to support several outstanding letters of credit.

The agreement governing our credit facility contains certain covenants that, among other things, limit to a certain degree our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of March 31, 2005, we were in compliance with the covenants of our credit facility.

Although in 2004 our OSB operations generated a significant portion of our operating income and cash flows, we believe that our cash, cash flows from continuing operations and available borrowings under our current unsecured bank credit facility will be sufficient to fund our operations, capital expenditures and debt service obligations for the next twelve months. The use of a portion of the proceeds from the OSB sale to reduce debt has improved cash flow by reducing interest expense. We cannot assure, however, that our business will generate sufficient cash flow from operations or that we will be in compliance with the financial covenants in our credit facility so that future borrowings thereunder will be available to us. Thus, our ability to fund our operations will be dependent upon our future financial performance, which will be affected by general economic, competitive and other factors, including those discussed above under “Factors Influencing Our Results of Operations,” many of which are beyond our control.

As of March 31, 2005, Standard & Poor’s Ratings Services (S&P) rated our senior unsecured debt at BB+, with a stable outlook. The rating has remained unchanged since January 30, 2003. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. In October 2004, Moody’s Investors Service Inc. downgraded its rating of our senior unsecured debt from Baa3 with a negative outlook to Ba1 with a stable outlook. Moody’s also downgraded our senior secured subordinated rating from Ba1 to Ba2. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk on pages 24-25 for additional information.

It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we consider and plan to continue to consider, among other things, adjustments to our capital expenditures and overall spending, the expanding or restructuring of our operations to achieve greater efficiencies, the possibility of converting to a real estate investment trust, and the disposition of assets that may have greater value to others, as in the sale of our OSB operations in 2004. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

Environment

On March 8, 2005, the Environmental Protection Agency (EPA) issued a new National Pollution Discharge Elimination System (NPDES) permit for our pulp mill at Lewiston, Idaho, which discharges treated mill effluent into the nearby Snake River. The new NPDES permit, which became effective May 1, 2005, replaced the NPDES permit that expired in 1997, but which continued to be in effect until the effective date of the new NPDES permit. The new NPDES permit requires, among other matters, a significant reduction in biochemical oxygen demand over the five-year period of the new permit and also requires within two years of the effective date of the new permit a reduction in the temperature of the effluent during the months of July, August and September each year. Meeting these requirements will require modifications of operating practices that will increase operating costs. Physical modifications to the effluent system over the next several years may also be required at an estimated cost of up to $1.8 million. We do not expect that such compliance costs will have a material adverse effect on our competitive position. No appeals of the new permit were filed with the EPA, and the new permit has become final.

Subsequent Event

On April 22, 2005, we entered into an agreement with Louisiana-Pacific Corporation to purchase a lumber mill in Gwinn, Michigan. The mill has the capacity to produce approximately 180 million board feet of lumber per year on a three-shift basis. We completed the purchase on May 2, 2005.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004	Increase (Decrease)
Net sales	$336,194	$316,529	6%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	20,013	23,173	(14%)
Materials, labor and other operating expenses	282,043	269,456	5%
Selling, general and administrative expenses	21,453	21,211	1%
Restructuring charges	—	1,280	*
Earnings from operations	12,685	1,409	800%
Interest expense	(7,251)	(11,860)	(39%)
Interest income	715	128	459%
Provision (benefit) for taxes	2,367	(4,026)	*
Earnings (loss) from continuing operations	3,782	(6,297)	*
Discontinued operations:
Earnings from discontinued operations	—	46,090	*
Income tax provision	—	17,975	*
Net earnings	$3,782	$21,818	(83%)

*	Not a meaningful figure.

I TEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks on financial instruments includes interest rate risk on our short-term investments, unsecured bank credit facility and long-term debt, credit rate risk on our credit sensitive debentures and equity price risk related to our accelerated stock repurchase program.

Our short-term investments are invested in money market funds and bonds with very short maturity periods and therefore earn an interest rate commensurate with low-risk instruments. We do not attempt to hedge our exposure to interest rate risk for our short-term investments.

As of March 31, 2005, we had no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

All of our long-term debt is fixed-rate and therefore changes in market interest rates do not expose us to interest rate risk for these financial instruments. In 2004 and prior years, we hedged a portion of our long-term debt using interest rate swaps. These swaps were designated as fair value hedges. We currently have no such hedges, and we do not anticipate entering into any in the foreseeable future.

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

In October 2004, our board of directors authorized the repurchase of approximately $75 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty. In November 2004, we repurchased 1,560,397 shares for $75.4 million, or approximately $48.29 per share, subject to adjustment as described below. In connection with the repurchase, the counterparty will purchase shares for its own account in the open market over a nine-month period ending in August 2005. At the end of that period, we will receive or pay a price adjustment based on the volume weighted average price of shares traded during the period. Approximately 808,900 of the shares purchased through the accelerated stock repurchase program are subject to a collar, which sets a minimum and maximum price for shares repurchased, for the purpose of limiting the price adjustment. For the shares subject to the collar, the maximum price adjustment we would receive is equal to $187,500, or $.23 per share, and the maximum price adjustment we would pay is equal to $1,875,000, or $2.32 per share. The price adjustment for the remainder of the shares is not subject to any limitation. Any obligation we may have under the stock repurchase program may be settled by the issuance of company stock or a cash payment at our discretion.

The following table discloses quantitative information about market risks:

	Expected Maturity Date (as of March 31, 2005)
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt:
Fixed rate	$1,007	$2,358	$6,159	$209	$100,410	$226,289	$336,432
Average interest rate	6.0%	6.3%	6.1%	6.9%	12.5%	7.0%	8.6%
Fair value at 03/31/05							$377,434

Maturity-2005
Accelerated stock repurchase transaction:
Collared contract volume (shares)	808,894
Capped settlement amount	$1,875
Floor settlement amount	$188
Forward price (per share)	$46.36
Shares purchased by counterparty through 03/31/05 subject to collar	402,348

Uncollared contract volume (shares)	751,503
Initial trade price	$49.90
Shares purchased by counterparty through 03/31/05 not subject to collar	373,802
Average price of repurchased shares through 03/31/05	$48.07

I TEM 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief

Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

IT EM 1.	Legal Proceedings

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our former oriented strand board facility in Bemidji, Minnesota (sold in September 2004), relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action was taken, and we cooperated with the MPCA in its investigation. The MPCA completed its investigation, and effective April 12, 2005, we and the MPCA entered into a Stipulation Agreement that provides for payment of a civil penalty in the amount of $725,000, which is within the amount of the reserve for this matter established in accordance with SFAS No. 5, “Accounting for Commitments and Contingencies.”

IT EM 6.	Exhibits

The exhibit index is located on page 28 of this Form 10-Q.

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
Terry L. Carter Controller (Duly Authorized; Principal Accounting Officer)

Date: May 10, 2005

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit

PART II

(3	)(a)	Restated Certificate of Incorporation, amended and filed with the state of Delaware on May 9, 2005.

(4)		Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(31)		Rule 13a-14(a)/15d-14(a) Certifications

(32)		Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350