Form 10-Q
period 2005-06-30
POTLATCH CORP
filed 2005-08-09
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of common stock outstanding as of June 30, 2005: 29,065,688 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.	Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands – except per-share amounts)

	Quarter Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$367,649	$343,245	$703,843	$659,774
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	20,689	21,158	40,702	44,331
Materials, labor and other operating expenses	305,325	276,718	587,368	546,174
Selling, general and administrative expenses	21,707	21,775	43,160	42,986
Restructuring charge	—	(87)	—	1,193

	347,721	319,564	671,230	634,684

Earnings from operations	19,928	23,681	32,613	25,090
Interest expense	(7,235)	(12,478)	(14,486)	(24,338)
Interest income	598	491	1,313	619

Earnings before taxes	13,291	11,694	19,440	1,371
Provision for taxes (Note 3)	5,117	4,568	7,484	542

Earnings from continuing operations	8,174	7,126	11,956	829

Discontinued operations (Note 4):
Earnings from discontinued operations	—	70,533	—	116,623
Income tax provision	—	28,091	—	46,066

	—	42,442	—	70,557

Net earnings	8,174	49,568	11,956	71,386

Other comprehensive loss, net of tax:
Cash flow hedges (Note 5):
Net derivative losses, net of income tax benefit of $ -, $ -, $ - and $44	—	—	—	(68)

Comprehensive income	$8,174	$49,568	$11,956	$71,318

Earnings per common share from continuing operations (Note 6):
Basic	$.28	$.24	$.41	$.03
Diluted	.28	.24	.41	.03
Earnings per common share from discontinued operations:
Basic	—	1.44	—	2.40
Diluted	—	1.44	—	2.39
Net earnings per common share:
Basic	.28	1.68	.41	2.43
Diluted	.28	1.68	.41	2.42
Dividends per common share (annual rate)(1)	.60	3.10	.60	3.10
Average shares outstanding (in thousands):
Basic	29,020	29,498	28,993	29,372
Diluted	29,209	29,611	29,167	29,487

(1)	Cash dividends for 2004 included a special dividend of $2.50 per common share.

Certain 2004 amounts have been reclassified for presentation as discontinued operations.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

2005 amounts unaudited (Dollars in thousands – except per-share amounts)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$8,644	$8,646
Short-term investments (Note 8)	54,950	111,975
Receivables, net	106,618	103,474
Inventories (Note 9)	195,188	167,015
Prepaid expenses	18,954	16,260

Total current assets	384,354	407,370
Land, other than timberlands	8,544	8,351
Plant and equipment, at cost less accumulated depreciation	595,882	567,471
Timber, timberlands and related logging facilities	404,845	401,078
Other assets	218,783	210,402

	$1,612,408	$1,594,672

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$2,356	$1,107
Accounts payable and accrued liabilities	155,591	151,198

Total current liabilities	157,947	152,305
Long-term debt	333,080	335,415
Other long-term obligations	241,890	234,311
Deferred taxes	198,252	201,252
Stockholders’ equity	681,239	671,389

	$1,612,408	$1,594,672

Stockholders’ equity per common share	$23.44	$23.22
Working capital	$226,407	$255,065
Current ratio	2.4:1	2.7:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Six Months Ended June 30
	2005	2004
Cash Flows From Continuing Operations
Net earnings	$11,956	$71,386
Adjustments to reconcile net earnings to net operating cash flows:
Earnings from discontinued operations	—	(70,557)
Depreciation, amortization and cost of fee timber harvested	40,702	44,331
Deferred taxes	(3,000)	348
Working capital changes	(38,322)	23,511
Employee benefit plans	736	(1,465)

Net cash provided by operating activities of continuing operations	12,072	67,554

Cash Flows From Investing
Decrease (increase) in short-term investments	57,025	(154,534)
Additions to plant and properties	(68,581)	(22,937)
Other, net	(5,201)	(4,873)

Net cash used for investing activities of continuing operations	(16,757)	(182,344)

Cash Flows From Financing
Change in book overdrafts	8,704	(10,019)
Repayment of long-term debt	(1,086)	(485)
Issuance of treasury stock	5,492	21,737
Dividends	(8,725)	(8,777)
Other, net	298	3,420

Net cash provided by financing activities of continuing operations	4,683	5,876

Cash from continuing operations	(2)	(108,914)
Cash from discontinued operations	—	111,705

Increase (decrease) in cash	(2)	2,791
Cash at beginning of period	8,646	7,190

Cash at end of period	$8,644	$9,981

Net interest payments (net of amounts capitalized) for the six months ended June 30, 2005 and 2004 were $14.5 million and $24.3 million, respectively. Net income tax payments for the six months ended June 30, 2005 and 2004 were $8.9 million and $1.1 million, respectively.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1. GENERAL – The accompanying Condensed Balance Sheets at June 30, 2005, and December 31, 2004, the Statements of Operations and Comprehensive Income for the quarters and six months ended June 30, 2005 and 2004, and the Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments. In September 2004, we completed the sale of our oriented strand board (OSB) facilities and associated assets to Ainsworth Lumber Co. Ltd. As a result, the OSB operations have been classified as “discontinued operations” in the financial statements presented herein.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS – In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment.” The revised Statement requires the recognition of compensation cost in the Statement of Operations for equity instruments awarded to employees, based on the grant date fair value of the award. The revised Statement was to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended by the Securities and Exchange Commission to allow companies to implement the revised Statement in the next fiscal year beginning after June 15, 2005. We will therefore use the modified prospective method to implement the revised Statement on January 1, 2006, and we believe the effect of adoption on our results of operations will be comparable to the pro forma disclosures contained in Note 7, “Equity-Based Compensation.”

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. This Statement’s retrospective-

application requirement replaces Accounting Principles Board (APB) Opinion No. 20’s requirement to recognize most voluntary changes in an accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The requirements of SFAS No. 154 become effective for voluntary changes in an accounting principle made in fiscal years beginning after December 15, 2005.

NOTE 3. INCOME TAXES – The income tax provision and benefit presented in the Statements of Operations have been computed by applying an estimated annual effective tax rate. This rate was 38.5% for the quarter and six months ended June 30, 2005 and 39.5% for the six months ended June 30, 2004. A tax rate of 39.5% was also applied to income from discontinued operations for the six months ended June 30, 2004. The second quarter provision for 2004 reflected the adjustment of the rate to 39.5% from 39% used for the first quarter of the year. The estimated effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity Credit.

NOTE 4. DISCONTINUED OPERATIONS – In September 2004, we sold our OSB facilities and associated assets to Ainsworth Lumber Co. Ltd. for approximately $452 million in cash, after closing adjustments. For the quarter and six months ended June 30, 2004, these facilities generated pre-tax operating income of $70.5 million and $116.6 million, respectively, which amounts are classified as discontinued operations in the Statements of Operations, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

NOTE 6. EARNINGS (LOSS) PER COMMON SHARE – Earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Quarter Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Basic average common shares outstanding	29,020,195	29,498,469	28,993,104	29,371,556
Incremental shares due to:
Common stock options	180,772	112,417	168,667	115,126
Accelerated stock repurchase program	7,931	—	5,652	—

Diluted average common shares outstanding	29,208,898	29,610,886	29,167,423	29,486,682

Stock options to purchase 118,850, 1,058,275, 118,850 and 1,058,275 shares of common stock for the quarters ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

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

NOTE 7. EQUITY-BASED COMPENSATION – We currently have three stock incentive plans, the 1989, 1995 and 2000 plans, under which stock options or performance share grants are issued and outstanding. In addition, at the May 2, 2005 Annual Meeting of Stockholders, our shareholders approved the adoption of the Potlatch 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan, we are authorized to issue up to 1,600,000 shares, none of which are currently issued and outstanding. Currently, we apply the intrinsic value method under APB Opinion No. 25 and related Interpretations in accounting for our equity-based compensation. No compensation cost is recognized for options granted under the plans when the exercise price is equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense is recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements will be met. Compensation expense related to performance shares was $0.7 million, $0.2 million, $1.1 million and $0.4 million, before taxes, for the quarters ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004, respectively.

Had equity-based compensation costs been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123 (as amended by SFAS No. 148), our net earnings and earnings per share would have been the pro forma amounts indicated below:

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands - except per-share amounts)	2005	2004	2005	2004
Net earnings, as reported	$8,174	$49,568	$11,956	$71,386
Add: equity-based compensation expense recorded under APB No. 25, net of tax	434	126	693	259
Deduct: equity-based compensation determined under SFAS No. 123, net of tax	(459)	(409)	(925)	(832)

Pro forma net earnings	$8,149	$49,285	$11,724	$70,813

Basic net earnings per share, as reported	$.28	$1.68	$.41	$2.43
Diluted net earnings per share, as reported	.28	1.68	.41	2.42
Pro forma basic net earnings per share	.28	1.67	.40	2.41
Pro forma diluted net earnings per share	.28	1.67	.40	2.40

As previously discussed in Note 2, beginning in 2006, we will recognize equity-based compensation costs in the Statements of Operations as required by SFAS No. 123R.

NOTE 8. SHORT-TERM INVESTMENTS – Short-term investments consist of such instruments as money market funds, commercial paper, and corporate and municipal bonds. Investments are selected based upon issuers with excellent credit ratings; therefore, there is minimal investment risk. These investments have maturity periods of less than one year. Short-term investments are managed to provide the necessary liquidity throughout the year for working capital needs, capital expenditures or other uses by management, as considered appropriate.

NOTE 9. INVENTORIES – Inventories at the balance sheet dates consist of:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Raw materials	$81,817	$79,670
Finished goods	113,371	87,345

	$195,188	$167,015

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – The tables below detail the components of net periodic costs (benefit):

Quarters ended June 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$2,627	$2,651	$905	$777
Interest cost	8,341	8,458	5,127	4,654
Expected return on plan assets	(15,389)	(14,494)	—	—
Amortization of prior service cost	523	452	(691)	(406)
Recognized actuarial loss	338	55	3,190	2,236

Net periodic cost (benefit)	$(3,560)	$(2,878)	$8,531	$7,261

Six months ended June 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$5,274	$5,314	$1,809	$1,554
Interest cost	16,743	16,957	10,254	9,308
Expected return on plan assets	(30,892)	(29,057)	—	—
Amortization of prior service cost	1,050	906	(1,382)	(813)
Recognized actuarial loss	679	110	6,381	4,473

Net periodic cost (benefit)	$(7,146)	$(5,770)	$17,062	$14,522

Due to the funded status of our qualified pension plans at December 31, 2004, no minimum pension contributions are required for 2005. In the notes to our financial statements for the year ended December 31, 2004, we estimated contributions to our non-qualified pension plan in 2005 would total approximately $1.4 million. As of June 30, 2005, $0.7 million of contributions had been made. No change to the original estimate is anticipated.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act, which goes into effect on January 1, 2006, introduces a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Pursuant to FASB Staff Position (FSP) No. 106-2, we determined in 2004, with the assistance of consulting actuaries, that certain benefits provided under our plans were actuarially equivalent to the Medicare Part D standard plan and were eligible for the employer subsidy. In the notes to our financial statements for the year ended December 31, 2004, we stated that we had chosen the prospective application option for adoption of the FSP as of July 1, 2004, and that the effects of the Act on the accumulated postretirement benefit obligation (APBO) were measured at July 1, 2004 and were determined to reduce the APBO by $25.9 million. After receiving further guidance from the Centers for Medicare and Medicaid Services in 2005, our consulting actuaries have determined that the effects of the Act will reduce the APBO by an additional $21.5 million. The aggregate effect in 2005 of this $21.5 million change on service cost, interest cost and amortization of (gain)/loss is approximately $1.8 million and will be reflected in the second half of the year.

NOTE 11. SEGMENT INFORMATION –

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Segment Sales
Resource	$61,068	$44,784	$119,949	$106,574

Wood products
Lumber	102,429	94,268	185,807	171,927
Plywood	14,918	16,099	27,254	31,617
Particleboard	4,494	5,244	9,250	10,089
Other	9,038	6,701	15,420	13,840

	130,879	122,312	237,731	227,473

Pulp and paperboard
Paperboard	126,176	119,791	239,504	228,320
Pulp	13,959	18,160	27,218	30,541
Other	265	73	475	73

	140,400	138,024	267,197	258,934

Consumer products	91,526	83,145	185,662	157,113

	423,873	388,265	810,539	750,094
Elimination of intersegment sales	(56,224)	(45,020)	(106,696)	(90,320)

Total consolidated net sales	$367,649	$343,245	$703,843	$659,774

	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Intersegment sales or transfers
Resource	$41,565	$28,810	$77,323	$62,346
Wood products	3,487	2,805	6,679	5,815
Pulp and paperboard	11,149	13,387	22,651	22,120
Consumer products	23	18	43	39

Total	$56,224	$45,020	$106,696	$90,320

Operating Income (Loss)
Resource	$14,142	$6,756	$24,832	$18,809
Wood products	13,928	23,914	22,777	35,623
Pulp and paperboard	276	5,872	3,134	(1,889)
Consumer products	2,172	(1,238)	1,575	(5,055)
Eliminations	480	1,669	2,131	2,104

	30,998	36,973	54,449	49,592
Corporate	(17,707)	(25,279)	(35,009)	(48,221)

Consolidated earnings from continuing operations before taxes	$13,291	$11,694	$19,440	$1,371

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures and timber supply issues. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in exchange rates between the U.S. dollar and other currencies; changes in the level of construction activity; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; changes in general and industry-specific environmental laws and regulations; unforeseen environmental liabilities or expenditures; weather conditions; changes in raw material, energy, and other costs; and the factors discussed under the section titled “Factors influencing our results of operations” on pages 13-14 of this Form 10-Q. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 14 manufacturing facilities, located in Arkansas, Idaho, Illinois, Michigan, Minnesota and Nevada. Our business is organized into four segments:

•	The Resource segment manages our timberlands, which supply logs, wood chips, pulpwood and other fiber to our manufacturing segments, as well as to third parties. Intersegment sales are based on prevailing market prices for wood fiber. For the first six months of 2005, Resource segment net sales were $119.9 million, representing approximately 15% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $77.3 million for the period. In addition to wood fiber sales, net sales for the segment include revenue generated from the sale of land that occurs from time to time as part of the normal management of our timberland base.

•	The Wood Products segment manufactures lumber, plywood, and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The Michigan mill, purchased on May 2, 2005, manufactures lumber. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales were $237.7 million for the first six months of 2005, representing approximately 29% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $6.7 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $267.2 million for the first six months of 2005, representing approximately 33% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $22.7 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis by major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and two additional tissue converting facilities located in Illinois and Michigan. Consumer Products segment net sales were $185.7 million for the first six months of 2005, representing approximately 23% of our net sales from continuing operations before elimination of intersegment sales. The segment did not have significant intersegment sales during the period.

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income include the results of operations for the first six months of 2004 for the OSB operations sold to Ainsworth Lumber Co. Ltd. in September 2004.

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

Energy has become one of our most volatile operating expenses over the past several years. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing usage. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas. We entered into several such contracts in the third quarter of 2003, covering a portion of our expected natural gas purchases from November 2003 through March 2004. We have not entered into any such contracts since the third quarter of 2003.

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

Finally, changes in our manufacturing capacity, primarily as a result of capital spending programs or asset purchases and dispositions, have significantly affected our results of operations in recent periods. In early 2004, we began operating a new tissue machine in Las Vegas, Nevada, which produces approximately 30,000 tons a year. In June 2004, we began operating a tissue converting facility in Elwood, Illinois. In September 2004, we sold our three OSB operations in Bemidji, Cook and Grand Rapids, Minnesota. In May 2005, we purchased a lumber mill in Gwinn, Michigan. Each of these changes has affected or will affect our levels of net sales and expenses, as well as the comparability of our operating results from period to period. Additionally, the profitability of our manufacturing segments depends largely on our ability to operate our manufacturing facilities efficiently and at or near full capacity. Our operating results would be adversely affected if market demand does not justify operating at these levels or if our operations are inefficient or suffer significant interruption for any reason.

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

There are currently no authoritative accounting rules relating to costs to be capitalized for timber and timberlands. We have used relevant portions of current accounting rules, industry practices and our judgment in determining costs to be capitalized or expensed. Alternate interpretations and judgments could significantly affect the amounts capitalized. Additionally, models and observations used to estimate the current recoverable timber volume on our lands are subject to judgments that could significantly affect volume estimates. As examples: harvest cycles can vary by geographic region and by species of timber; weather patterns can affect harvest cycles; environmental regulations and restrictions may limit the company’s ability to harvest certain timberlands; changes in harvest plans may occur; and scientific advancement in seedlings and timber growing technology may affect future harvests. Different assumptions for either the cost or volume estimates, or both, could have a significant effect upon amounts reported in our statements of operations and financial condition. Because of the number of variables involved and the interrelationship between the variables, sensitivity analysis of individual variables is not practical.

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

Note 11 to our 2004 Form 10-K consolidated financial statements included information for the three years ended December 31, 2004, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2004 and 2003. Note 10, “Pension and Other Postretirement Benefit Plans,” on pages 8-9 of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and six months ended June 30, 2005 and 2004.

The discount rate used in the determination of pension benefit obligations and pension expense is based on high-quality fixed income investment interest rates. At December 31, 2004, we calculated obligations using a 5.90% discount rate. The discount rates used at December 31, 2003 and 2002 were 6.25% and 6.75%, respectively. To determine the expected long-term rate of return on pension assets, we employ a process that analyzes historical long-term returns for various investment categories, as measured by appropriate indices. These indices are weighted based upon the extent to which plan assets are invested in the particular categories in arriving at our determination of a composite expected return. The assumed long-term rate of return on pension plan assets used for the three-year period ended December 31, 2004, was 9.5%. Over the past 27 years, the period during which we have actively managed pension assets, our actual average annual return on pension plan assets has been approximately 12%.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. This Statement’s retrospective-application requirement replaces Accounting Principles Board (APB) Opinion No. 20’s requirement to recognize most voluntary changes in an accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The requirements of SFAS No. 154 become effective for accounting changes made in fiscal years beginning after December 15, 2005.

Employees

Hourly union labor contracts expiring in 2005 are set forth below.

Contract Expiration Date	Location	Union	Approximate Number of Hourly Employees
May 8*	Wood Products Division & Resource Management Division Warren, Arkansas	International Association of Machinists & Aerospace Workers	250

August 1**	Pulp & Paperboard Division Cypress Bend, Arkansas	Paper, Allied-Industrial Chemical and Energy Workers International Union	250

*	Completed negotiation of new three-year contract effective May 9, 2005.
**	Completed negotiation of new four-year contract effective August 1, 2005.

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

A summary of period-to-period changes in items included in the Statements of Operations is presented on page 26 of this Form 10-Q. In the period-to-period discussion of our results of operations below, when we discuss our consolidated net sales, contributions by each of the segments to our net sales are reported after elimination of intersegment sales. In the “Discussion of Business Segments” sections below, each segment’s net sales are set forth before elimination of intersegment sales.

As a result of our decision in August 2004 to sell our OSB operations and associated assets, those operations have been classified as “Discontinued operations” in the Statements of Operations for the quarter and six months ended June 30, 2004. The discussion below addresses our continuing businesses.

Quarter Ended June 30, 2005, Compared to Quarter Ended June 30, 2004

Net Sales – Net sales increased 7%, to $367.6 million for the quarter ended June 30, 2005, from $343.2 million for the same period in 2004. Resource segment net sales were $3.5 million higher primarily due to increased Arkansas log sales to third parties. Wood Products net sales increased $7.9 million as a result of increased shipments for lumber, partially offset by lower selling prices for plywood and particleboard. Pulp and Paperboard segment net sales were $4.6 million higher due to increased paperboard selling prices, which were partially offset by decreased pulp and paperboard shipments and lower pulp selling prices. Consumer Products segment net sales increased $8.4 million due to increased selling prices of consumer tissue products.

Depreciation, amortization and cost of fee timber harvested – For the quarter ended June 30, 2005, depreciation, amortization and cost of fee timber harvested totaled $20.7 million, a decrease of $0.5 million from the prior year amount of $21.2 million.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased 10% to $305.3 million for the quarter ended June 30, 2005, from $276.7 million for the second quarter of 2004. The higher costs were due primarily to increased lumber shipments, higher wood fiber costs for the Wood Products and Pulp and Paperboard segments, and higher outside converting and packaging costs for the Consumer Products segment.

Selling, general and administrative expenses – Selling, general and administrative expenses were $21.7 million for the second quarter of 2005, compared to $21.8 million incurred for the same period of 2004.

Restructuring charge – A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated. By June 30, 2004, all costs had been incurred for the workforce reduction, resulting in a second quarter 2004 reversal of less than $0.1 million to the initial charge recorded in January 2004.

Interest expense, net of capitalized interest – Interest expense totaled $7.2 million for the quarter ended June 30, 2005, compared to $12.5 million in the prior year period. The decrease was the result of the repayment of approximately $282 million in debt during the fourth quarter of 2004, using a portion of the proceeds from the sale of our OSB operations

Interest income – For the quarter ended June 30, 2005, interest income was $0.6 million, compared to $0.5 million for the same period of 2004.

Provision for taxes – For the quarter ended June 30, 2005, we recorded an income tax provision of $5.1 million on earnings from continuing operations of $13.3 million, based on an estimated annual effective tax rate of 38.5%. The second quarter 2004 provision of $4.6 million reflected the adjustment of the rate to 39.5% from 39% used for the first quarter of 2004. The estimated effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity Credit.

Earnings from continuing operations – We recorded earnings from continuing operations of $8.2 million for the quarter ended June 30, 2005, compared to earnings of $7.1 million for the same period in 2004. Improved results for the Resource and Consumer Products segments and lower interest expense were largely responsible for the favorable comparison.

Discontinued operations – For the quarter ended June 30, 2004, “discontinued operations” consisted of the results of our OSB operations. For the second quarter of 2004, the OSB operations recorded pre-tax income of $70.5 million on net sales of $129.4 million.

Discussion of business segments – The Resource segment reported operating income of $14.1 million for the second quarter of 2005, up from $6.8 million earned in the same period of 2004. Segment net sales were $61.1 million for the second quarter of 2005 compared to $44.8 million for the 2004 period. The increases in operating income and net sales were primarily due to increased harvests of fee timber in Idaho and Arkansas and higher sales prices for logs. Revenue from sales of nonstrategic land for the segment was $1.0 million in the second quarter of 2005, compared to $1.1 million in the second quarter of 2004. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities, as land sale amounts can and usually do vary between reporting periods. The period-to-period fluctuations are due to the unique characteristics of each transaction, such as location, size, accessibility, parcel attributes and the value to certain buyers. Resource segment expenses were $46.9 million in the second quarter of 2005 compared to $38.0 million in the second quarter of 2004, reflecting the increased harvests of fee timber. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $13.9 million for the second quarter of 2005, compared to $23.9 million recorded in the second quarter of 2004. Higher wood fiber costs and lower selling prices were primarily responsible for the decline. Net sales for the segment were $130.9 million for the second quarter of 2005, $8.6 million higher than the $122.3 million recorded for the same period of 2004. Lumber net sales were $102.4 million, up from $94.3 million in 2004. The favorable comparison was due to increased shipments, which were largely the result of the acquisition of the Gwinn, Michigan, lumber mill in early May 2005. Lower selling prices for lumber partially offset the increased shipments. Plywood net sales decreased to $14.9 million for the second quarter of 2005, compared to $16.1 million in 2004.

Sales prices were 11% lower, which more than offset a 4% increase in shipment volume compared to the same period a year ago. Particleboard net sales were $4.5 million for the second quarter of 2005, compared to $5.2 million for the second quarter of 2004, as a result of an 8% decrease in shipments and 7% lower selling prices. “Other” sales for the segment, which consist primarily of by-products such as chips, were $9.0 million for the second quarter of 2005, 35% higher than the $6.7 million recorded for the second quarter of 2004, due largely to chip sales at our Gwinn lumber mill. Segment expenses were higher for the second quarter of 2005, totaling $117.0 million versus $98.4 million in 2004. Increased lumber shipments and higher wood fiber costs for the segment were primarily responsible for the higher expense amount.

The Pulp and Paperboard segment reported operating income for 2005’s second quarter of $0.3 million, compared to income of $5.9 million for the same period of 2004. Segment net sales were $140.4 million for the second quarter of 2005, up from $138.0 million for the 2004 period. Paperboard net sales increased to $126.2 million, compared to $119.8 million in the second quarter of 2004. The favorable comparison was primarily due to a 10% increase in selling prices, partially offset by decreased shipments. Pulp sales (including intersegment sales) were $14.0 million for the second quarter of 2005, compared to $18.2 million for the same period in 2004. The decrease in pulp sales for 2005 was due largely to lower selling prices and decreased shipments to external customers and the Consumer Products segment. Segment expenses were higher for the second quarter of 2005, totaling $140.1 million, compared to $132.2 million in the second quarter of 2004. The increase was due primarily to higher wood fiber, chemical and maintenance costs.

The Consumer Products segment reported operating income of $2.2 million for the second quarter of 2005, compared to an operating loss of $1.2 million recorded in the second quarter of 2004. Segment net sales improved 10% to $91.5 million versus $83.1 million recorded for the 2004 period. Selling prices increased 12% while product shipments decreased slightly compared to the prior year period. Selling prices were positively affected by our new ultra towel product and increased prices for most of our other consumer tissue products. Segment expenses were higher for the second quarter of 2005, totaling $89.4 million, versus $84.4 million in 2004. The increased expenses in 2005 were largely attributable to higher outside converting and packaging costs.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Net Sales – Net sales increased 7% to $703.8 million for the six months ended June 30, 2005, from $659.8 million for the same period in 2004. Resource net sales decreased to $42.6 million, compared to $44.2 million for the first six months of 2004. Lower land sales in Idaho and Arkansas were primarily responsible for the decline. Wood Products net sales increased to $231.1 million from $221.7 million for the first half of 2004, due largely to increased lumber shipments. Pulp and Paperboard segment net sales were $244.5 million, $7.7 million more than the $236.8 million reported for the first half of 2004 due primarily to higher paperboard selling prices. Consumer Products segment net sales increased to $185.6 million from $157.1 million due to increased shipments and higher selling prices.

Depreciation, amortization and cost of fee timber harvested – For the six months ended June 30, 2005, depreciation, amortization and cost of fee timber harvested totaled $40.7 million, a $3.6 million decrease compared to $44.3 million recorded in the first six months of 2004. The decrease was due to lower depletion expense in Minnesota and lower amortization expense.

Materials, labor and other operating expenses – Materials, labor and other operating expenses increased to $587.4 million for the six months ended June 30, 2005, from $546.2 million for the six months ended June 30, 2004. The higher costs were due primarily to increased shipments of lumber and consumer tissue products, higher wood fiber costs for the Wood Products and Pulp and Paperboard segments and increased packaging, transportation and outside converting costs for the Consumer Products segment.

Selling, general and administrative expenses – Selling, general and administrative expenses were $43.2 million for the first six months of 2005, compared to $43.0 million incurred for the same period of 2004.

Restructuring charge – A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated in 2004 due to the workforce reduction. By June 2004, all costs had been incurred for the workforce reduction, resulting in a reversal of less than $0.1 million to the initial charge.

Interest expense, net of capitalized interest – Interest expense totaled $14.5 million for the six months ended June 30, 2005, compared to $24.3 million in the comparable prior year period. The decrease was the result of the repayment of approximately $282 million in debt during the fourth quarter of 2004, using a portion of the proceeds from the sale of our OSB operations.

Interest income – For the six months ended June 30, 2005, interest income was $1.3 million, compared to $0.6 million for the same period in 2004. The increase was primarily due to a higher average short-term investments balance for the first half of 2005.

Provision for taxes – For the six months ended June 30, 2005, we recorded an income tax provision of $7.5 million on earnings from continuing operations of $19.4 million, based on an estimated effective tax rate of 38.5%. During the first six months of 2004, an estimated tax rate of 39.5% was used to derive an income tax provision of $0.5 million, calculated on our earnings from continuing operations, before taxes, of $1.4 million. The estimated effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity Credit.

Earnings from continuing operations – We recorded earnings from continuing operations of $12.0 million for the six months ended June 30, 2005, compared to earnings from continuing operations of $0.8 million for the same period in 2004. The favorable comparison was due to improved results for the Resource, Pulp and Paperboard and Consumer Products segments and lower interest expense.

Discontinued operations – Discontinued operations for the six months ended June 30, 2004, consisted of the results of our OSB operations. For the first six months of 2004, the OSB operations recorded pre-tax income of $116.6 million on net sales of $233.3 million.

Other comprehensive loss, net of tax – For the six months ended June 30, 2004, we recorded a net derivative loss due to cash flow hedges of less than $0.1 million, after-tax. There were no derivative transactions in the first half of 2005.

Discussion of business segments – The Resource segment reported operating income of $24.8 million for the first six months of 2005, $6.0 million higher than $18.8 million recorded in the same period of 2004. Segment net sales were $119.9 million for the first six months of 2005, compared to $106.6 million recorded for the same period of 2004. The higher earnings and net sales for 2005 were due largely to increased fee harvests in Idaho and Arkansas, combined with higher sales prices for logs. Revenue from sales of nonstrategic land for the segment was $2.6 million in the first half of 2005, compared to $5.1 million in the first half of 2004. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities. Resource segment expenses were $95.1 million in the first six months of 2005, compared to $87.8 million in the first six months of 2004. The higher expenses were primarily attributable to the increased harvests of fee timber. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $22.8 million for the first six months of 2005, compared to income of $35.6 million recorded in the first six months of 2004. Although wood product markets during the first six months of 2005 benefited from continued strong homebuilding activity, those benefits were more than offset by higher wood fiber costs. Net sales for the segment rose to $237.7 million for the first half of 2005, 5% higher than the $227.5 million recorded for the same period of 2004. Lumber net sales were $185.8 million, up from $171.9 million in 2004. The favorable comparison was the result of increased shipments, largely due to shipments from the Gwinn, Michigan, lumber mill, which was acquired in May 2005, and slightly higher selling prices. Plywood net sales decreased to $27.3 million for the first six months of 2005, compared to $31.6 million for the first six months of 2004. Shipment volume decreased 7% and sales prices were 8% lower than in the same period a year ago. Particleboard net sales were $9.3 million for the first six months of 2005, 8% lower than the $10.1 million recorded for the first six months of 2004 due to lower shipments and selling prices. Segment expenses were higher for the first half of 2005, totaling $215.0 million, versus $191.9 million for the first half of 2004. Higher wood fiber costs and increased lumber shipments largely accounted for the increase over 2004.

The Pulp and Paperboard segment reported operating income for the first six months of 2005 of $3.1 million, compared to a loss of $1.9 million for the first six months of 2004. Segment net sales were $267.2 million for the first half of 2005, up from $258.9 million for the 2004 period. Paperboard net sales increased to $239.5 million, compared to $228.3 million in the first six months of 2004. Selling prices were 10% higher than the same period a year ago, although shipments decreased 5% compared to the prior year’s first six months. Pulp sales (including intersegment sales) were lower for the first six months of 2005, totaling $27.2 million, compared to $30.5 million for the same period in 2004. The decrease in pulp sales for the 2005 period was due to lower shipments and slightly lower selling prices. Segment expenses were higher for the first six months of 2005, totaling $264.1 million, compared to $260.8 million in the first six months of 2004. The increase primarily reflected higher wood fiber, chemical and maintenance costs.

The Consumer Products segment reported operating earnings of $1.6 million for the first six months of 2005, compared to a loss of $5.1 million for the first six months of 2004. Segment net sales were $185.7 million for the first half of 2005, 18% higher than the $157.1 million recorded for the 2004 period. The increase in net sales was due to an 11% increase in selling prices and a 6% increase in product shipments compared to the prior year period. Shipments were positively affected by sales of our new ultra towel product and the addition of our Elwood, Illinois, converting operation in June 2004. Segment expenses were higher for the first six months of 2005, totaling $184.1 million, versus $162.2 million in the first six months of 2004. Increased product shipments and higher packaging, transportation and outside converting costs contributed to the increase. Segment expenses for the first half of 2004 included a pre-tax charge of $1.2 million for a workforce reduction.

Liquidity and Capital Resources

At June 30, 2005, our financial position included long-term debt of $335.4 million, including current installments on long-term debt of $2.4 million. Long-term debt at June 30, 2005 (including current installments) declined slightly from the balance at December 31, 2004 of $336.5 million due to normal repayments on maturing debt of $1.1 million. Stockholders’ equity for the first six months of 2005 increased $9.9 million, largely due to net earnings of $12.0 million and the utilization of treasury stock upon exercise of employee stock options for an aggregate consideration of $5.5 million, which were partially offset by dividend payments of $8.7 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .49 to 1 at June 30, 2005, compared to .50 to 1 at December 31, 2004.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2005, are as follows:

(Dollars in thousands)
2006	$2,358
2007	6,159
2008	209
2009	100,410
2010	11

Working capital totaled $226.4 million at June 30, 2005, a decrease of $28.7 million from December 31, 2004. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased $57.0 million. Positive cash flow from increased operating earnings not immediately needed for operations was more than offset by cash used for capital expenditures and dividends, resulting in a decrease in cash invested in short-term bank instruments.

•	Receivables increased $3.1 million primarily as a result of higher trade receivables due to a corresponding increase in customer sales. The receipt of payment on an income tax receivable related to a 2004 overpayment of taxes partially offset the increase in trade receivables.

•	Inventories increased $28.2 million largely due to an increase in paperboard, lumber and pulp inventories. The increased pulp and paperboard inventories were primarily due to market-related conditions. The increase in lumber inventories was primarily attributable to the establishment of a finished goods inventory at the Gwinn, Michigan mill.

•	Accounts payable and accrued liabilities increased $4.4 million due to an increase in book overdrafts.

Net cash provided by continuing operations for the first six months of 2005 totaled $12.1 million, compared with $67.6 million for the same period in 2004. Cash used for working capital changes in 2005, versus cash provided by working capital changes in 2004, was largely responsible for the unfavorable comparison. This use of cash was partially offset by net earnings from continuing operations of $12.0 million in 2005, versus net earnings from continuing operations of $0.8 million in 2004. The higher earnings were generally due to improved results for the Resource and Consumer Products segments and lower interest expense.

For the six months ended June 30, 2005, net cash used for investing was $16.8 million, compared to $182.3 million for the first six months of 2004. In 2005, a decrease in our short-term investments provided $57.0 million in cash, as discussed above, which was more than offset by capital spending of $68.6 million. Capital spending in 2005 included $22.5 million for the purchase of the Gwinn, Michigan, lumber mill, $5.3 million in additional equipment and installation costs associated with our tissue converting facility in Elwood, Illinois, and $4.0 million toward the replacement of dry kilns at our lumber operation in Lewiston, Idaho. The balance of capital spending in the first half of 2005 focused on forest resources and various smaller projects designed to improve product quality and manufacturing efficiency. Cash was used in the first six months of 2004 primarily for increasing short-term investments and for capital spending projects.

Net cash provided by financing totaled $4.7 million for the six months ended June 30, 2005, compared with $5.9 million during the same period in 2004. The majority of cash provided by financing in 2005’s first six months resulted from an $8.7 million change in book overdrafts and the issuance of treasury stock totaling $5.5 million related to the exercise of stock options. These amounts were partially offset by dividend payments of $8.7 million. The majority of the cash provided in 2004 was from the issuance of treasury stock related to the exercise of employee stock options, partially offset by a decrease in book overdrafts and the payment of dividends.

Cash generated from discontinued operations in the first six months of 2004 totaled $111.7 million, which was largely related to operating results for our former OSB operations. There were no discontinued operations in the first six months of 2005.

Our current unsecured bank credit facility, which expires June 28, 2007, is comprised of a revolving line of credit of up to $125 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of June 30, 2005, there were no borrowings outstanding under the revolving line of credit; however, approximately $9.8 million of the letter of credit subfacility was being used to support several outstanding letters of credit.

The agreement governing our credit facility contains certain covenants that, among other things, limit to a certain degree our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of June 30, 2005, we were in compliance with the covenants of our credit facility.

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

As of June 30, 2005, Standard & Poor’s Ratings Services (S&P) rated our senior unsecured debt at BB+, with a stable outlook. The rating has remained unchanged since January 30, 2003. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. In October 2004, Moody’s Investors Service Inc. downgraded its rating of our senior unsecured debt from Baa3 with a negative outlook to Ba1 with a stable outlook. Moody’s also downgraded our senior secured subordinated rating from Ba1 to Ba2. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk on pages 27-28 for additional information.

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

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Quarter Ended June 30			Six Months Ended June 30
	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Net sales	$367,649	$343,245	7%	$703,843	$659,774	7%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	20,689	21,158	(2%)	40,702	44,331	(8%)
Materials, labor and other operating expenses	305,325	276,718	10%	587,368	546,174	8%
Selling, general and administrative expenses	21,707	21,775	—	43,160	42,986	—
Restructuring charge	—	(87)	*	—	1,193	*
Earnings from operations	19,928	23,681	(16%)	32,613	25,090	30%
Interest expense	(7,235)	(12,478)	(42%)	(14,486)	(24,338)	(40%)
Interest income	598	491	22%	1,313	619	112%
Provision for taxes	5,117	4,568	12%	7,484	542	1,281%
Earnings from continuing operations	8,174	7,126	15%	11,956	829	1,342%
Discontinued operations:
Earnings from discontinued operations	—	70,533	*	—	116,623	*
Income tax provision	—	28,091	*	—	46,066	*
Net earnings	$8,174	$49,568	(84%)	$11,956	$71,386	(83%)

*	Not a meaningful figure.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2005, we had no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

The following table discloses quantitative information about market risks:

	Expected Maturity Date (as of June 30, 2005)
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt:
Fixed rate	$2	$2,358	$6,159	$209	$100,410	$226,298	$335,436
Average interest rate	6.0%	6.3%	6.1%	6.9%	12.5%	7.0%	8.6%
Fair value at 06/30/05							$376,425

Maturity-2005
Accelerated stock repurchase transaction:
Collared contract volume (shares)	808,894
Capped settlement amount	$1,875
Floor settlement amount	$188
Forward price (per share)	$46.36
Shares purchased by counterparty through 06/30/05 subject to collar	673,404

Uncollared contract volume (shares)	751,503
Initial trade price	$49.90
Shares purchased by counterparty through 06/30/05 not subject to collar	625,626
Average price of repurchased shares through 06/30/05	$48.72

ITEM 4.	Controls and Procedures

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

PART II

ITEM 1.	Legal Proceedings

In late January 2004, we voluntarily reported to the Minnesota Pollution Control Agency (MPCA) a potential air permit violation at our former oriented strand board facility in Bemidji, Minnesota (sold in September 2004), relating to the non-operation of equipment used to control nitrous oxide emissions from a wood-fired boiler for a period of approximately 29 months. Corrective action was taken, and we cooperated with the MPCA in its investigation. The MPCA completed its investigation, and effective April 12, 2005, we and the MPCA entered into a Stipulation Agreement that provided for payment of a civil penalty in the amount of $725,000, which was within the amount of the reserve for this matter established in accordance with SFAS No. 5, “Accounting for Commitments and Contingencies.” The penalty was paid in the second quarter of 2005.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the company held on May 2, 2005, the company’s stockholders voted on five proposals as follows:

Proposal 1

Election of Three Directors

	Votes For	Votes Withheld
Jerome C. Knoll	42,057,420	1,869,927
Lawrence S. Peiros	42,042,600	1,884,747
William T. Weyerhaeuser	38,415,997	5,511,350

Proposal 2

Amendment of Restated Certificate of Incorporation to Eliminate Time Phased Voting.

Votes For	35,008,362
Votes Against	3,846,017
Abstentions	531,455
Broker Non-Votes	4,541,513

Proposal 3

2005 Stock Incentive Plan

Votes For	35,885,626
Votes Against	3,041,288
Abstentions	458,920
Broker Non-Votes	4,541,513

Proposal 4

Ratification of the Appointment of Independent Auditor

Votes For	42,652,683
Votes Against	865,806
Abstentions	408,858

Proposal 5

Stockholder Proposal Urging Preparation of Dividend Policy Report

Votes For	2,544,754
Votes Against	34,992,790
Abstentions	1,848,290
Broker Non-Votes	4,541,513

ITEM 6.	Exhibits

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

Date: August 9, 2005

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit
PART II

(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(10)(b)[1]	Potlatch Corporation Severance Program for Executive Employees, as Amended and Restated as of May 24, 2005.

(10)(c)[1]	Potlatch Corporation 2000 Stock Incentive Plan, as amended through May 24, 2005.

(10)(d)[1]	Potlatch Corporation Salaried Employees’ Supplemental Benefit Plan, As Amended and Restated Effective January 1, 1989, and as amended through May 24, 2005.

(10)(e)[1]	Potlatch Corporation 2005 Stock Incentive Plan, as amended through May 24, 2005.

(10)(g)[1]	Potlatch Corporation Deferred Compensation Plan for Directors, as amended through May 24, 2005.

(10)(n)[1]	Potlatch Corporation 1995 Stock Incentive Plan, as Amended and Restated December 2, 1999, and as amended through May 24, 2005.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350

[1]	Management compensatory plan or arrangement.