Form 10-Q
period 2005-09-30
POTLATCH CORP
filed 2005-11-09
CIK 79716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The number of shares of common stock outstanding as of September 30, 2005: 29,196,335 shares of Common Stock, par value $1 per share.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.	Financial Statements

Potlatch Corporation and Consolidated Subsidiaries

Statements of Operations and Comprehensive Income

Unaudited (Dollars in thousands - except per-share amounts)

	Quarter Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales	$404,662	$370,100	$1,108,505	$1,029,874

Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	23,449	22,465	64,151	66,796
Materials, labor and other operating expenses	337,563	275,564	924,931	821,738
Selling, general and administrative expenses	19,197	20,668	62,357	63,654
Restructuring charge	—	—	—	1,193

	380,209	318,697	1,051,439	953,381

Earnings from operations	24,453	51,403	57,066	76,493
Interest expense	(7,236)	(12,484)	(21,722)	(36,822)
Interest income	514	1,078	1,827	1,697

Earnings before taxes	17,731	39,997	37,171	41,368
Provision for taxes (Note 3)	6,641	15,798	14,125	16,340

Earnings from continuing operations	11,090	24,199	23,046	25,028

Discontinued operations (Note 4):
Earnings from discontinued operations (including gain on disposal of $-, $269,544, $-, and $269,544)	—	306,857	—	423,480
Income tax provision	—	121,209	—	167,275

	—	185,648	—	256,205

Net earnings	11,090	209,847	23,046	281,233

Other comprehensive loss, net of tax:
Cash flow hedges (Note 5):
Net derivative losses, net of income tax benefit of $-, $-, $- and $44	—	—	—	(68)

Comprehensive income	$11,090	$209,847	$23,046	$281,165

Earnings per common share from continuing operations (Note 6):
Basic	$.38	$.82	$.79	$.85
Diluted	.38	.81	.79	.85
Earnings per common share from discontinued operations:
Basic	—	6.26	—	8.70
Diluted	—	6.24	—	8.66
Net earnings per common share:
Basic	.38	7.08	.79	9.55
Diluted	.38	7.05	.79	9.51
Dividends per common share (annual rate)(1)	.60	3.10	.60	3.10
Average shares outstanding (in thousands):
Basic	29,179	29,638	29,055	29,460
Diluted	29,401	29,769	29,238	29,570

(1)	Cash dividends for 2004 included a special dividend of $2.50 per common share.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Balance Sheets

2005 amounts unaudited (Dollars in thousands -

except per-share amounts)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$12,008	$8,646
Short-term investments (Note 8)	51,058	111,975
Receivables, net	115,024	103,474
Inventories (Note 9)	201,231	167,015
Prepaid expenses	17,193	16,260

Total current assets	396,514	407,370
Land, other than timberlands	8,559	8,351
Plant and equipment, at cost less accumulated depreciation	595,665	567,471
Timber, timberlands and related logging facilities	405,022	401,078
Other assets	223,159	210,402

	$1,628,919	$1,594,672

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments on long-term debt	$2,357	$1,107
Accounts payable and accrued liabilities	156,908	151,198

Total current liabilities	159,265	152,305
Long-term debt	333,087	335,415
Other long-term obligations	243,344	234,311
Deferred taxes	201,252	201,252
Stockholders’ equity	691,971	671,389

	$1,628,919	$1,594,672

Stockholders’ equity per common share	$23.70	$23.22
Working capital	$237,249	$255,065
Current ratio	2.5:1	2.7:1

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Condensed Statements of Cash Flows

Unaudited (Dollars in thousands)

	Nine Months Ended September 30
	2005	2004
Cash Flows From Continuing Operations
Net earnings	$23,046	$281,233
Adjustments to reconcile net earnings to net operating cash flows:
Earnings from discontinued operations	—	(93,131)
Gain on disposal of discontinued operations	—	(163,074)
Depreciation, amortization and cost of fee timber harvested	64,151	66,796
Deferred taxes	—	(44)
Working capital changes	(41,826)	41,040
Employee benefit plans	(1,272)	(1,588)

Net cash provided by operating activities of continuing operations	44,099	131,232

Cash Flows From Investing
Increase in restricted cash	—	(2,033)
Decrease (increase) in short-term investments	60,917	(697,609)
Additions to plant and properties	(91,162)	(36,038)
Other, net	(6,430)	(6,098)

Net cash used for investing activities of continuing operations	(36,675)	(741,778)

Cash Flows From Financing
Change in book overdrafts	837	3,822
Repayment of long-term debt	(1,078)	(477)
Issuance of treasury stock	10,880	29,011
Purchase of treasury stock	(1,868)	—
Dividends	(13,103)	(13,212)
Other, net	270	7,006

Net cash provided by (used for) financing activities of continuing operations	(4,062)	26,150

Cash from continuing operations	3,362	(584,396)
Cash from discontinued operations	—	586,503

Increase in cash	3,362	2,107
Cash at beginning of period	8,646	7,190

Cash at end of period	$12,008	$9,297

Net interest payments (net of amounts capitalized) for the nine months ended September 30, 2005 and 2004 were $15.1 million and $35.9 million, respectively. Net income tax payments for the nine months ended September 30, 2005 and 2004 were $15.9 million and $2.5 million, respectively.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

The accompanying notes are an integral part of these financial statements.

Potlatch Corporation and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

Unaudited (Dollars in thousands)

NOTE 1. GENERAL - The accompanying Condensed Balance Sheets at September 30, 2005, and December 31, 2004, the Statements of Operations and Comprehensive Income for the quarters and nine months ended September 30, 2005 and 2004, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States of America. We believe that all adjustments necessary for a fair statement of the results of such interim periods have been included. All adjustments were of a normal recurring nature; there were no material nonrecurring adjustments. In September 2004, we completed the sale of our oriented strand board (OSB) facilities and associated assets to Ainsworth Lumber Co. Ltd. As a result, the OSB operations have been classified as “discontinued operations” in the financial statements presented herein.

The financial statements presented in this Form 10-Q for the quarter and nine months ended September 30, 2005, differ from those contained in our earnings release, which was filed with the Securities and Exchange Commission on Form 8-K on October 19, 2005. The difference is the result of adjustments to estimated employee benefit costs that are allocated to our business segments. The adjustments, which occurred in the third quarter, resulted in additional earnings of $0.5 million after tax, or an additional $0.02 per diluted common share.

This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment.” The revised Statement requires the recognition of compensation cost in the Statement of Operations for equity instruments awarded to employees, based on the grant date fair value of the award. The revised Statement was to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended by the Securities and Exchange Commission to allow companies to implement the revised Statement in the next fiscal year beginning after June 15, 2005. We will therefore use the modified prospective method to implement the revised Statement on January 1, 2006, and we believe the effect of adoption on our results of operations will be comparable to the pro forma disclosures contained in Note 7, “Equity-Based Compensation.”

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

NOTE 3. INCOME TAXES - The income tax provision and benefit presented in the Statements of Operations have been computed by applying an estimated annual effective tax rate. This rate was 38.0% for the nine months ended September 30, 2005 and 39.5% for the quarter and nine months ended September 30, 2004. A tax rate of 39.5% was also applied to income from discontinued operations for 2004. The provision for third quarter 2005 reflects the adjustment of the rate to 38.0% from 38.5% used for the first half of the year. The estimated effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity Credit and the estimated effect of changes to state tax apportionments.

NOTE 4. DISCONTINUED OPERATIONS - In September 2004, we sold our OSB facilities and associated assets to Ainsworth Lumber Co. Ltd. for approximately $452 million in cash, after closing adjustments. For the quarter and nine months ended September 30, 2004, these facilities generated pre-tax operating income of $37.3 million and $153.9 million, respectively, which amounts are classified as discontinued operations in the Statements of Operations, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

NOTE 6. EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.” The following table reconciles the number of common shares used in the basic and diluted earnings per share calculations:

	Quarter Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Basic average common shares outstanding	29,179,174	29,638,372	29,055,127	29,460,494
Incremental shares due to:
Common stock options	209,720	130,619	174,758	109,705
Accelerated stock repurchase program	12,456	—	7,920	—

Diluted average common shares outstanding	29,401,350	29,768,991	29,237,805	29,570,199

Stock options to purchase 0, 515,075, 116,850 and 1,002,125 shares of common stock for the quarters ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares.

The computation of diluted average common shares outstanding is affected by our accelerated stock repurchase program, which was completed during the quarter, to the extent that the volume weighted average price of the shares purchased by the counterparty under the program exceeded the price per share initially paid at the program’s inception. Throughout the repurchase program, it was assumed that any additional amounts payable to the counterparty would be settled by shares of the company’s stock, and thus any such differential that existed at the end of each reporting period was included in the computation of diluted average common shares outstanding. The reverse treasury stock method is used to calculate the additional number of shares included in the diluted share total. At the completion of the repurchase program, we elected to settle the differential due to the counterparty with a $1.9 million cash payment rather than with shares of the company’s stock.

NOTE 7. EQUITY-BASED COMPENSATION - We currently have three stock incentive plans, the 1989, 1995 and 2000 plans, under which stock options or performance share grants are issued and outstanding. In addition, at the May 2, 2005 Annual Meeting of Stockholders, our shareholders approved the adoption of the Potlatch 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan, we are authorized to issue up to 1,600,000 shares, none of which are currently issued and outstanding. Currently, we apply the intrinsic value method under APB Opinion No. 25 and related Interpretations in accounting for our equity-based compensation. No compensation cost is recognized for options granted under the plans when the exercise price is equal to market value at the grant date. For performance share awards, which were first granted in December 2003, compensation expense is recorded ratably over the performance period based upon the market value of our stock and the likelihood that performance measurements will be met. Compensation expense related to performance shares was $0.5 million, $0.2 million, $1.6 million and $0.7 million, before taxes, for the quarters ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004, respectively.

Had equity-based compensation costs been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123 (as amended by SFAS No. 148), our net earnings and earnings per share would have been the pro forma amounts indicated below:

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands - except per-share amounts)	2005	2004	2005	2004
Net earnings, as reported	$11,090	$209,847	$23,046	$281,233
Add: equity-based compensation expense recorded under APB No. 25, net of tax	316	146	1,009	405
Deduct: equity-based compensation determined under SFAS No. 123, net of tax	(454)	(358)	(1,379)	(1,190)

Pro forma net earnings	$10,952	$209,635	$22,676	$280,448

Basic net earnings per share, as reported	$.38	$7.08	$.79	$9.55
Diluted net earnings per share, as reported	.38	7.05	.79	9.51
Pro forma basic net earnings per share	.38	7.07	.78	9.52
Pro forma diluted net earnings per share	.37	7.04	.78	9.49

As previously discussed in Note 2, beginning in 2006, we will recognize equity-based compensation costs in the Statements of Operations as required by SFAS No. 123R.

NOTE 8. SHORT-TERM INVESTMENTS - Short-term investments consist of such instruments as money market funds, commercial paper, and corporate and municipal bonds. Investments are selected based upon issuers with excellent credit ratings; therefore, there is minimal investment risk. These investments have maturity periods of less than one year. Short-term investments are managed to provide the necessary liquidity throughout the year for working capital needs, capital expenditures or other uses by management, as considered appropriate.

NOTE 9. INVENTORIES - Inventories at the balance sheet dates consist of:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Raw materials	$96,224	$79,670
Finished goods	105,007	87,345

	$201,231	$167,015

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS - The tables below detail the components of net periodic costs (benefit):

Quarters ended September 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$2,573	$2,651	$386	$965
Interest cost	8,171	8,459	4,086	4,808
Expected return on plan assets	(15,075)	(14,494)	—	—
Amortization of prior service cost	513	452	(650)	(520)
Recognized actuarial loss	331	54	2,470	1,044

Net periodic cost (benefit)	$(3,487)	$(2,878)	$6,292	$6,297

Nine months ended September 30:

	Pension Benefit Plans		Other Postretirement Benefit Plans
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$7,847	$7,965	$2,195	$2,519
Interest cost	24,914	25,416	14,340	14,116
Expected return on plan assets	(45,967)	(43,551)	—	—
Amortization of prior service cost	1,563	1,358	(2,032)	(1,333)
Recognized actuarial loss	1,010	164	8,851	5,517

Net periodic cost (benefit)	$(10,633)	$(8,648)	$23,354	$20,819

The pension benefits presented above do not reflect a cost of $1.1 million related to the sale of our OSB operations, which is included in the 2004 “Earnings from discontinued operations” in the Statement of Operations.

Due to the funded status of our qualified pension plans at December 31, 2004, no minimum pension contributions are required for 2005. In the notes to our financial statements for the year ended December 31, 2004, we estimated contributions to our non-qualified pension plan in 2005 would total approximately $1.4 million. As of September 30, 2005, we have made contributions totaling $1.0 million. No change to the original estimate is anticipated.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act, which goes into effect on January 1, 2006, introduces a drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. Pursuant to FASB Staff Position (FSP) No. 106-2, we determined in 2004, with the assistance of consulting actuaries, that certain benefits provided under our plans were actuarially equivalent to the Medicare Part D standard plan and were eligible for the employer subsidy. In the notes to our financial statements for the year ended December 31, 2004, we stated that we had chosen the prospective application option for adoption of the FSP as of July 1, 2004, and that the effects of the Act on the accumulated postretirement benefit obligation (APBO) were measured at July 1, 2004 and were determined to reduce the APBO by $25.9 million. After receiving further guidance from the Centers for Medicare and Medicaid Services in 2005, our consulting actuaries have determined that the effects of the Act will reduce the APBO by an additional $21.5 million. The aggregate effect in 2005 of this $21.5 million change on service cost, interest cost and amortization of (gain)/loss is approximately $1.8 million.

NOTE 11. SEGMENT INFORMATION -

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2005	2004	2005	2004
Segment Sales
Resource	$97,132	$93,039	$217,081	$199,613

Wood products
Lumber	103,795	97,402	289,602	269,329
Plywood	12,943	15,422	40,197	47,039
Particleboard	4,036	5,196	13,286	15,285
Other	9,467	6,832	24,887	20,672

	130,241	124,852	367,972	352,325

	Quarter Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2005	2004	2005	2004
Pulp and paperboard
Paperboard	133,178	125,261	372,682	353,581
Pulp	18,099	16,901	45,317	47,442
Other	206	41	681	114

	151,483	142,203	418,680	401,137

Consumer products	95,541	82,354	281,203	239,467

	474,397	442,448	1,284,936	1,192,542
Elimination of intersegment sales	(69,735)	(72,348)	(176,431)	(162,668)

Total consolidated net sales	$404,662	$370,100	$1,108,505	$1,029,874

Intersegment sales or transfers
Resource	$56,350	$56,232	$133,673	$118,578
Wood products	3,274	3,112	9,953	8,927
Pulp and paperboard	10,084	12,980	32,735	35,100
Consumer products	27	24	70	63

Total	$69,735	$72,348	$176,431	$162,668

Operating Income (Loss)
Resource	$26,087	$30,206	$50,919	$49,015
Wood products	6,049	26,352	28,826	61,975
Pulp and paperboard	591	12,212	3,725	10,323
Consumer products	2,554	(4,977)	4,129	(10,032)
Eliminations	(1,506)	(2,299)	625	(195)

	33,775	61,494	88,224	111,086
Corporate	(16,044)	(21,497)	(51,053)	(69,718)

Consolidated earnings from continuing operations before taxes	$17,731	$39,997	$37,171	$41,368

NOTE 12. LEGAL AND TAX RESTRUCTURING – REAL ESTATE INVESTMENT TRUST -

On September 19, 2005, we announced that our Board of Directors approved a restructuring plan to qualify the company as a real estate investment trust (REIT), effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, including sales of standing timber. If a corporation qualifies as a REIT, it generally will not be subject to U.S. federal corporate income taxes on income and gain from investments in real estate that it distributes to its stockholders, thereby reducing its corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of a distribution by a regular C corporation. Double taxation occurs where a non-REIT corporation, such as a C corporation, is first taxed upon its income and then a separate tax is imposed on the corporation’s stockholders when distributions are made. We will continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations. As a result, deferred tax liabilities of approximately $58 million, relating to REIT qualifying activities, will no longer be required as of January 1, 2006, and the deferred tax balance will be reduced at that time. Other non-qualifying operations, which will continue to pay corporate-level tax on earnings, will be transferred into a wholly owned “taxable REIT subsidiary” (TRS). The TRS is expected to include all of our manufacturing activities, including our wood products, pulp and paperboard, and consumer products businesses, as well as all timber harvesting, log sales, “higher and better use” land sales activities and other related activities. REIT conversion costs are expected to be approximately $8.3 million.

In connection with the REIT conversion, we also announced that we plan to increase our regular distributions to stockholders to an aggregate of approximately $76 million on an annual basis, compared with the current regular annual dividend rate of an aggregate of approximately $17.5 million, and to effect a special taxable distribution, required by the REIT tax rules, of our historic earnings and profits, which we expect will occur in the first quarter of 2006 and which we expect will involve an aggregate amount of between $440 million and $480 million, to be paid at least 80% in stock and the remainder in cash.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future revenues, costs, manufacturing output, capital expenditures, the Company’s expected REIT conversion and timber supply issues. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “believe,” “seek,” “schedule,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s current views regarding future events based on estimates and assumptions, and are therefore subject to known and unknown risks and uncertainties and are not guarantees of future performance. Our actual results of operations could differ materially from those expressed or implied by forward-looking statements contained in this report. Important factors that could cause or contribute to such differences include, but are not limited to, changes in the United States and international economies; changes in exchange rates between the U.S. dollar and other currencies; changes in the level of construction activity; changes in worldwide demand for our products; changes in worldwide production and production capacity in the forest products industry; competitive pricing pressures for our products; unanticipated manufacturing disruptions; changes in general and industry-specific environmental laws and regulations; unforeseen environmental liabilities or expenditures; weather conditions; changes in raw material, energy, and other costs; implementation or revision of governmental policies and regulations affecting import and export controls or taxes; the timing of the Company’s election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify as a REIT or to remain qualified as a REIT; changes in tax laws that could reduce the benefits associated with REIT status; and the factors discussed under the section titled “Factors influencing our results of operations” on pages 13-16 of this Form 10-Q. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Overview

We are a vertically integrated and diversified forest products company. We own approximately 1.5 million acres of timberland and operate 14 manufacturing facilities, located in Arkansas, Idaho, Illinois, Michigan, Minnesota and Nevada. Our business is organized into four segments:

•	The Resource segment, which manages our timberlands, supplies logs, wood chips, pulpwood and other fiber to our manufacturing segments, as well as to third parties. Intersegment sales are based on prevailing market prices for wood fiber. For the first nine months of 2005, Resource segment net sales were $217.1 million, representing approximately 17% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $133.7 million for the period. In addition to wood fiber sales, net sales for the segment include revenue generated from the sale of land that occurs from time to time as part of the normal management of our timberland base.

•	The Wood Products segment manufactures lumber, plywood, and particleboard at eight mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold to wholesalers primarily for use in home building and other construction activity. Wood Products segment net sales were $368.0 million for the first nine months of 2005, representing approximately 29% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $10.0 million for the period.

•	The Pulp and Paperboard segment manufactures bleached paperboard used in packaging and bleached softwood market pulp. The Pulp and Paperboard segment operates two pulp and paperboard mills located in Arkansas and Idaho. Pulp and Paperboard segment net sales were $418.7 million for the first nine months of 2005, representing approximately 32% of our net sales from continuing operations, before elimination of intersegment sales. Intersegment sales were $32.7 million for the period.

•	The Consumer Products segment manufactures tissue products primarily sold on a private label basis to major grocery store chains. The segment operates two tissue mills with related converting facilities in Idaho and Nevada, and two additional tissue converting facilities located in Illinois and Michigan. Consumer Products segment net sales were $281.2 million for the first nine months of 2005, representing approximately 22% of our net sales from continuing operations before elimination of intersegment sales. The segment did not have significant intersegment sales during the period.

Amounts reported for “Discontinued operations” in the Statements of Operations and Comprehensive Income include the results of operations for the first nine months of 2004 for the OSB operations sold to Ainsworth Lumber Co. Ltd. in September 2004.

Planned REIT Conversion

On September 19, 2005, we announced that our board of directors approved a plan to restructure our business and operations so that we can elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, including sales of standing timber. If a corporation qualifies as a REIT, it generally will not be subject to U.S. federal corporate income taxes on income and gain from investments in real estate that it distributes to its stockholders, thereby reducing its corporate-level taxes and substantially eliminating the double taxation on income and gain that usually results in the case of a distribution by a regular C corporation. Double taxation occurs where a non-REIT corporation, such as a C corporation, is first taxed upon its income and then a separate tax is imposed on the corporation’s stockholders when distributions are made. We will continue to be required to pay federal corporate income taxes on earnings from our non-real estate investments, principally our manufacturing operations.

In connection with the REIT conversion, we also announced that we plan to increase our regular distributions to stockholders to an aggregate of approximately $76 million on an annual basis, compared with the current regular annual dividend rate of an aggregate of approximately $17.5 million, and to effect a special taxable distribution, required by the REIT tax rules, of our historic earnings and profits, which we expect will occur in the first quarter of 2006 and which we expect will involve an aggregate amount of between $440 million and $480 million, to be paid at least 80% in stock and the remainder in cash.

For a detailed discussion of the planned REIT conversion, including the financial and tax consequences thereof, we refer you to the registration statement on Form S-4 of our affiliate, Potlatch Holdings, Inc., filed with the SEC on September 19, 2005 and amended on November 1, 2005.

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

Our operating results generally reflect the cyclical pattern of the forest products industry. Historical prices for our manufactured products have been volatile, and we, like other manufacturers in the forest products industry, have limited direct influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber resources and wood products is affected by the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. The demand for most of our pulp and paperboard products is primarily affected by the general state of the global economy, and the economies in North America and east Asia in particular. The demand for our tissue products is primarily affected by the state of the United States economy, as well as North American tissue manufacturers’ operating rates and our competitors’ excess capacities.

The markets for our products are highly competitive and companies that have substantially greater financial resources than we do compete with us in each of our lines of business. Logs and other fiber from our timberlands, as well as our wood products, are subject to competition from timberland owners and wood products manufacturers in North America and to a lesser extent in South America, Europe, Australia and New Zealand. Our pulp-based products, other than tissue products, are globally-traded commodity products. Because our competitors in these segments are located throughout the world, variations in exchange rates between the U.S. dollar and other currencies can significantly affect our competitive position compared to our international competitors. As it is generally not profitable to sell tissue products overseas due to high transportation costs, currency exchange rates do not have a major effect on our ability to compete in our tissue business. However, the U.S.-Canadian exchange rate does affect Canadian tissue producers’ efforts to place tissue products in the United States.

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. For example, in 2002, the United States imposed duties on imported lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. Canada is challenging the tariffs in a number of forums, seeking to force the United States to revoke the import duty and return more than $4 billion in deposits collected on imports since duties were first imposed. Both countries are pursuing their own independent litigation and administrative remedies. Negotiations between the countries to resolve the dispute are currently stalled, and it is not clear when negotiations will resume or if they will result in a resolution of the matter. Any resulting agreement or other determination could have a significant effect on lumber prices in the United States.

Our manufacturing businesses are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. These conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our competitors may currently be lower-cost producers in some of the businesses in which we operate, and accordingly these competitors may be less adversely affected than we are by price decreases. For the periods presented in this Form 10-Q, no downtime was taken at any of our facilities due to an inability to cover variable costs. However, downtime was taken in the third quarter of 2005 at our particleboard facility to reduce inventories.

Energy costs, which have become one of our most volatile operating expenses over the past several years, impact almost every aspect of our operations, from natural gas used at our manufacturing facilities to in-bound and out-bound transportation surcharges. In periods of high energy prices, market conditions may prevent us from passing higher energy costs on to our customers through price increases, and therefore such increased costs could adversely affect our operating results. For example, energy costs for the third quarter of 2005 were particularly high, exacerbated by petroleum and natural gas supply curtailments in the wake of recent Gulf Coast hurricanes. We have taken steps through conservation and electrical production to reduce our exposure to the volatile spot market for energy and to rate increases by regulated utilities. Our energy costs in future periods will depend principally on our ability to continue to produce a substantial portion of our electricity needs internally, on changes in market prices for natural gas and on reducing usage. From time to time we have entered into derivative financial instruments as a hedge against potential increases in the cost of natural gas. We entered into several such contracts in the third quarter of 2003, covering a portion of our expected natural gas purchases from November 2003 through March 2004. We have not entered into any such contracts since the third quarter of 2003.

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

Changes in timber harvest levels also may have a significant impact on our results of operations, due in part to the low cost basis of our timber from timberlands we acquired many years ago. Over the long term, we manage our timberlands on a sustainable yield basis to achieve a balance between timber growth and timber harvests. From time to time, however, we may choose, consistent with our environmental commitments, to harvest timber at levels above or below our estimate of sustainability for various reasons. For example, in recent years we have been harvesting timber in Idaho at a level below the estimated long-term sustainable harvest level. Due to a current imbalance in timber ages on our Idaho timberlands, beginning in 2005 and for a period of approximately 5-10 years, we expect to significantly increase the timber harvest level on our Idaho timberlands in order to improve the long-term productivity and sustainability of these timberlands. We also anticipate that as a result of this period of increased timber harvest activity the annual harvest levels on our existing Idaho timberlands will subsequently decrease to a level below the sustainable harvest level for a period of time, before increasing again to achieve the optimal long-term sustainable harvest level. On a short-term basis, our timber harvest levels may be impacted by factors such as demand for timber, weather conditions and harvesting capacity. Longer term, our timber harvest levels may also be affected by purchases of additional timberlands, sales of existing timberlands and changes in estimates of long-term sustainable yield because of genetic improvements and other silvicultural advances, as well as by natural disasters, regulatory constraints and other factors beyond our control.

Beginning in the fourth quarter of 2005, our 17,000 acre hybrid poplar plantation transitioned from a development stage to an operating stage. As a result, we expect to increase our harvest and sale of wood fiber over the next three to five years to a sustainable annual harvest level of approximately 375,000 tons and thereby significantly increase our cash flow from the plantation operations. The increased harvests will also increase the amount of depletion and depreciation expense that we expect to incur as we amortize our approximate $100 million investment in the plantation over an eleven-year harvest cycle. This plantation was originally established to provide an alternative source of wood chips for pulp making. In 2001, due to declining wood chip prices, we altered our strategy for the plantation toward the production of high-quality logs for conversion into higher value, non-structural lumber products, such as furniture and moldings. It is our belief that hybrid poplar lumber will serve as a cost-competitive alternative to other regional hardwood species, mainly red alder, which are in tight supply. However, because there are no other producers of hybrid poplar sawlogs in the United States, it is uncertain whether we will be successful in developing an adequate market for hybrid poplar lumber. The amount of cash flows that we will generate from our hybrid poplar plantation will depend primarily on our ability to develop new markets for products manufactured from hybrid poplar sawlogs and on the prices we are able to obtain for hybrid poplar sawlogs converted into these products.

The disparity between the cost of wood fiber harvested and the cost of wood fiber purchased on the open market is due to the fact that the capitalized costs to establish fee timber were expended many years ago. The initial stand establishment costs remain as a capitalized asset until the timber reaches maturity, which typically ranges from 30 to 60 years. Ongoing forest management costs include recurring items necessary to the ownership and administration of timber producing property and are expensed as incurred. The cost of purchased wood fiber is significantly higher due to the fact that the wood fiber being purchased from third parties is mature and is purchased at the current market price.

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

Note 11 to our 2004 Form 10-K consolidated financial statements included information for the three years ended December 31, 2004, on the components of pension and OPEB expense and the underlying actuarial assumptions used to calculate periodic expense, as well as the funded status for our pension and OPEB plans as of December 31, 2004 and 2003. Note 10, “Pension and Other Postretirement Benefit Plans,” on pages 8-9 of this Form 10-Q, includes information on the components of pension and OPEB expense for the quarters and nine months ended September 30, 2005 and 2004.

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

Recent Accounting Pronouncements

In December 2004 the FASB issued a revision of SFAS No. 123, “Share-Based Payment.” The revised Statement requires the recognition of compensation cost in the Statement of Operations for equity instruments awarded to employees, based on the grant date fair value of the award. The revised Statement was to become effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended by the Securities and Exchange Commission to allow companies to implement the revised Statement in the next fiscal year beginning after June 15, 2005. We will therefore use the modified prospective method to implement the revised Statement on January 1, 2006, and believe the effect of adoption on our results of operations will be comparable to the pro forma disclosures contained in Note 7, “Equity-Based Compensation,” on pages 7-8.

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

Employees

Hourly union labor contracts that expire in 2005 are set forth below.

Contract Expiration Date	Location	Union	Approximate Number of Hourly Employees
May 8*	Wood Products Division	International Association	250
	& Resource Management	of Machinists &
	Division	Aerospace Workers
Warren, Arkansas

August 1**	Pulp & Paperboard	United Steel, Paper and	250
	Division	Forestry, Rubber,
	Cypress Bend, Arkansas	Manufacturing, Energy, Allied
Industrial and Service Workers
International Union

*	Completed negotiation of new three-year contract effective May 9, 2005.

**	Completed negotiation of new four-year contract effective August 1, 2005.

Results of Operations

The financial statements presented in this Form 10-Q for the quarter and nine months ended September 30, 2005, differ from those contained in our earnings release, which was filed with the Securities and Exchange Commission on Form 8-K on October 19, 2005. The difference is the result of adjustments to estimated employee benefit costs that are allocated to our business segments. The adjustments, which occurred in the third quarter, resulted in additional earnings of $0.5 million after tax, or an additional $0.02 per diluted common share.

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

As a result of our decision in August 2004 to sell our OSB operations and associated assets, those operations have been classified as “Discontinued operations” in the Statements of Operations for the quarter and nine months ended September 30, 2004. The discussion below addresses our continuing businesses.

Quarter Ended September 30, 2005, Compared to Quarter Ended September 30, 2004

Net Sales - Net sales increased 9%, to $404.7 million for the quarter ended September 30, 2005, from $370.1 million for the same period in 2004. Resource segment net sales were $4.0 million higher primarily due to increased harvests of fee timber in Idaho and Arkansas and higher selling prices for logs, partially offset by lower land sales revenue. Wood Products net sales increased $5.2 million as a result of increased shipments for lumber, partially offset by lower selling prices for lumber, plywood and particleboard. Pulp and Paperboard segment net sales were $12.2 million higher due to higher selling prices for paperboard and increased pulp shipments to external customers, which were partially offset by lower pulp selling prices. Consumer Products segment net sales increased $13.2 million due to higher selling prices and increased shipments of consumer tissue products.

Depreciation, amortization and cost of fee timber harvested - For the quarter ended September 30, 2005, depreciation, amortization and cost of fee timber harvested totaled $23.4 million, an increase of $0.9 million from the prior year amount of $22.5 million. The increase was primarily due to depreciation from the Gwinn, Michigan lumber mill, which was acquired in May 2005, and higher depletion expense in Idaho, Arkansas and Oregon, partially offset by lower Minnesota depletion expense.

Materials, labor and other operating expenses - Materials, labor and other operating expenses increased 22% to $337.6 million for the quarter ended September 30, 2005, from $275.6 million for the third quarter of 2004. The higher costs were due primarily to increased lumber, pulp, paperboard and consumer tissue shipments, higher wood fiber costs for the Wood Products segment, increased chemical and energy costs for the Pulp and Paperboard segment, and higher packaging and energy costs for the Consumer Products segment.

Selling, general and administrative expenses - Selling, general and administrative expenses were $19.2 million for the third quarter of 2005, compared to $20.7 million incurred for the same period of 2004, with the decrease due principally to a decrease in corporate administration expense.

Interest expense, net of capitalized interest - Interest expense totaled $7.2 million for the quarter ended September 30, 2005, compared to $12.5 million in the prior year period. The decrease was the result of the repayment of approximately $282 million in debt during the fourth quarter of 2004, using a portion of the proceeds from the sale of our OSB operations.

Interest income - For the quarter ended September 30, 2005, interest income was $0.5 million, compared to $1.1 million for the same period of 2004. The decrease was primarily due to a higher average short-term investments balance during the third quarter of 2004.

Provision for taxes - During the third quarter of 2005, the estimated effective tax rate of 38.5% that had been used in the first half of 2005 was revised to 38%. The revised rate resulted in a tax provision for 2005’s third quarter of $6.6 million. We recorded an income tax provision of $15.8 million for the third quarter of 2004, reflecting an estimated tax rate of 39.5% on earnings from continuing operations of $40.0 million. The estimated effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity Credit and the estimated effect of changes to state tax apportionments.

Earnings from continuing operations - We recorded earnings from continuing operations of $11.1 million for the quarter ended September 30, 2005, compared to earnings of $24.2 million for the same period in 2004. Lower results for the Resource, Wood Products and Pulp and Paperboard segments were responsible for the unfavorable comparison, partially offset by lower interest expense.

Discontinued operations - For the quarter ended September 30, 2004, “discontinued operations” consisted of the results of our OSB operations. For the third quarter of 2004, the OSB operations recorded pre-tax income of $37.3 million on net sales of $92.7 million. A gain on the sale of the OSB operations, totaling $269.5 million before taxes, was recorded in September 2004.

Discussion of business segments - The Resource segment reported operating income of $26.1 million for the third quarter of 2005, a decrease of $4.1 million from the $30.2 million earned in the same period of 2004. Segment net sales were $97.1 million for the third quarter of 2005 compared to $93.0 million for the 2004 period. The lower operating income was due to decreased income from land sales, while the higher net sales were primarily due to increased harvests of fee timber in Idaho and Arkansas and higher sales prices for logs. Revenue from sales of nonstrategic land for the segment was $6.9 million in the third quarter of 2005, compared to $12.0 million in the third quarter of 2004. The portion of land sale revenue generated by the sale of conservation easements amounted to $4.1 million in the third quarter of 2004. There was no conservation easement revenue in the third quarter of 2005. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities, as land sale amounts can and usually do vary between reporting periods. The period-to-period variances are due to the unique characteristics of each transaction, such as location, size, accessibility, parcel attributes and the value to certain buyers. Resource segment expenses were $71.0 million in the third quarter of 2005 compared to $62.8 million in the third quarter of 2004, reflecting the increased harvests of fee timber. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $6.0 million for the third quarter of 2005, compared to $26.4 million recorded in the third quarter of 2004. Higher wood fiber costs and lower selling prices were primarily responsible for the decline. Net sales for the segment were $130.2 million for the third quarter of 2005, $5.3 million higher than the $124.9 million recorded for the same period of 2004. Lumber net sales were $103.8 million, up from $97.4 million in 2004. The favorable comparison was due to increased shipments, which were largely the result of shipments from the Gwinn, Michigan, lumber mill, which we acquired in May 2005. Lower selling prices for lumber partially offset the increased shipments. Plywood net sales decreased to $12.9 million for the third quarter of 2005, compared to $15.4 million in 2004. Sales prices were 10% lower, and shipments decreased 6% compared to the same period a year ago. Particleboard net sales were $4.0 million for the third quarter of 2005, compared to $5.2 million for the third quarter of 2004. The decrease was the result of an 18% decrease in selling prices, combined with decreased shipments compared to the third quarter of 2004. Our particleboard mill took downtime during the third quarter of 2005 to reduce inventories. “Other” sales for the segment, which consist primarily of by-products such as chips, were $9.5 million for the third quarter of 2005, 39% higher than the $6.8 million recorded for the third quarter of 2004, due largely to chip sales at our Gwinn lumber mill. Segment expenses were higher for the third quarter of 2005, totaling $124.2 million versus $98.5 million in 2004. Increased lumber shipments and higher wood fiber costs for the segment were primarily responsible for the higher expenses.

The Pulp and Paperboard segment reported operating income for 2005’s third quarter of $0.6 million, compared to income of $12.2 million for the same period of 2004. Segment net sales were $151.5 million for the third quarter of 2005, up from $142.2 million for the 2004 period. Paperboard net sales increased to $133.2 million, compared to $125.3 million in the third quarter of 2004. The favorable comparison was primarily due to a 6% increase in selling prices and slightly increased shipments. Pulp sales (including intersegment sales) were $18.1 million for the third quarter of 2005, compared to $16.9 million for the same period in 2004. The increase in pulp sales for 2005 was due to increased shipments to external customers, partially offset by lower selling prices. Segment expenses were higher for the third quarter of 2005, totaling $150.9 million, compared to $130.0 million in the third quarter of 2004. The increase was due primarily to increased pulp shipments to external customers and higher chemical and energy costs. Operating income for the third quarter of 2004 included $3.0 million received from the bankruptcy liquidation of Beloit Corporation.

The Consumer Products segment reported operating income of $2.6 million for the third quarter of 2005, compared to an operating loss of $5.0 million recorded in the third quarter of 2004. Segment net sales improved 16% to $95.5 million versus $82.4 million recorded for the 2004 period. Selling prices and shipments increased 11% and 4%, respectively, compared to the prior year period. Selling prices were positively affected by our new ultra through-air-dried towel product and increased prices for our other consumer tissue products. Segment expenses were higher for the third quarter of 2005, totaling $93.0 million, versus $87.3 million in 2004. The increased expenses in 2005 were largely attributable to increased shipments and higher packaging and energy costs.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Net Sales - Net sales increased 8% to $1,108.5 million for the nine months ended September 30, 2005, from $1,029.9 million for the same period in 2004. Resource net sales increased to $83.4 million, compared to $81.0 million for the first nine months of 2004. Increased harvests of fee timber in Idaho and Arkansas and higher selling prices for logs were primarily responsible for the increase. Wood Products net sales increased to $358.0 million from $343.4 million for the first nine months of 2004, due largely to increased lumber shipments. Pulp and Paperboard segment net sales were $385.9 million, $19.9 million more than the $366.0 million reported for the first nine months of 2004 due primarily to higher paperboard selling prices. Consumer Products segment net sales increased to $281.1 million from $239.4 million due to higher selling prices and increased shipments.

Depreciation, amortization and cost of fee timber harvested - For the nine months ended September 30, 2005, depreciation, amortization and cost of fee timber harvested totaled $64.2 million, a $2.6 million decrease compared to $66.8 million recorded in the first nine months of 2004. The decrease was due to lower depletion expense in Minnesota and lower amortization expense, partially offset by depreciation from the Gwinn, Michigan lumber mill acquired in May 2005, and higher depletion expense in Idaho, Arkansas and Oregon.

Materials, labor and other operating expenses - Materials, labor and other operating expenses increased to $924.9 million for the nine months ended September 30, 2005, from $821.7 million for the nine months ended September 30, 2004. The higher costs were due primarily to increased shipments of lumber and consumer tissue products, higher wood fiber costs for the Wood Products and Pulp and Paperboard segments, increased chemical and energy costs for the Pulp and Paperboard and Consumer Products segments, and increased packaging and outside converting costs for the Consumer Products segment.

Selling, general and administrative expenses - Selling, general and administrative expenses were $62.4 million for the first nine months of 2005, a slight decrease from the $63.7 million incurred for the same period of 2004.

Restructuring charge - A pre-tax charge of $1.3 million was recorded in January 2004 for a workforce reduction at our Consumer Products segment. A total of 60 production and 8 salaried employees were terminated in 2004 due to the workforce reduction. By June 2004, all costs had been incurred for the workforce reduction, resulting in a reversal of less than $0.1 million to the initial charge.

Interest expense, net of capitalized interest - Interest expense totaled $21.7 million for the nine months ended September 30, 2005, compared to $36.8 million in the comparable prior year period. The decrease was the result of the repayment of approximately $282 million in debt during the fourth quarter of 2004, using a portion of the proceeds from the sale of our OSB operations.

Interest income - For the nine months ended September 30, 2005, interest income was $1.8 million, compared to $1.7 million for the same period in 2004.

Provision for taxes - For the nine months ended September 30, 2005, we recorded an income tax provision of $14.1 million on earnings from continuing operations of $37.2 million, based on an estimated effective tax rate of 38.0%. During the first nine months of 2004, an estimated tax rate of 39.5% was used to derive an income tax provision of $16.3 million, calculated on our earnings from continuing operations, before taxes, of $41.4 million. The estimated effective tax rate was reduced in 2005 to incorporate the anticipated effect of the Qualified Domestic Production Activity Credit and the estimated effect of changes to state tax apportionments.

Earnings from continuing operations - We recorded earnings from continuing operations of $23.0 million for the nine months ended September 30, 2005, compared to earnings from continuing operations of $25.0 million for the same period in 2004. The unfavorable comparison was due to lower results for the Wood Products and Pulp and Paperboard segments.

Discontinued operations - Discontinued operations for the nine months ended September 30, 2004, consisted of the results of our OSB operations. For the first nine months of 2004, the OSB operations recorded pre-tax income of $153.9 million on net sales of $326.0 million. A gain on the sale of the OSB operations, totaling $269.5 million before taxes, was recorded in September 2004.

Other comprehensive loss, net of tax - For the nine months ended September 30, 2004, we recorded a net derivative loss due to cash flow hedges on natural gas of less than $0.1 million, after-tax. There were no derivative transactions in the first nine months of 2005.

Discussion of business segments - The Resource segment reported operating income of $50.9 million for the first nine months of 2005, compared to $49.0 million recorded in the same period of 2004. Segment net sales were $217.1 million for the first nine months of 2005, $17.5 million higher than the $199.6 million recorded for the same period of 2004. The higher earnings and net sales for 2005 were due largely to increased fee harvests in Idaho and Arkansas, combined with higher sales prices for logs. Revenue from sales of nonstrategic land for the segment was $9.5 million in the first nine months of 2005, compared to $17.1 million in the first nine months of 2004. Conservation easement revenue of $4.1 million was included in the total land sales revenues for the first nine months of 2004. There was no conservation easement revenue in the first nine months of 2005. No long-term pattern or trends should be associated with the land sales portion of the segment’s operating activities. Resource segment expenses were $166.2 million in the first nine months of 2005, compared to $150.6 million in the first nine months of 2004. The higher expenses were primarily attributable to the increased harvests of fee timber. Land sales generally do not have a material effect on segment expenses due to the low cost basis on most of our timberland.

The Wood Products segment reported operating income of $28.8 million for the first nine months of 2005, compared to income of $62.0 million recorded in the first nine months of 2004. Net sales for the segment rose to $368.0 million for the first nine months of 2005, $15.7 million higher than the $352.3 million recorded for the same period of 2004. Lumber net sales were $289.6 million, up from $269.3 million in 2004. The favorable comparison was the result of increased shipments, largely due to shipments from the Gwinn, Michigan, lumber mill, which was acquired in May 2005. Plywood net sales decreased to $40.2 million for the first nine months of 2005, compared to $47.0 million for the first nine months of 2004. Shipment volume decreased 7% and sales prices were 9% lower than in the same period a year ago. Particleboard net sales were $13.3 million for the first nine months of 2005, 13% lower than the $15.3 million recorded for the first nine months of 2004 due to decreased shipments and selling prices. Our particleboard mill took downtime during the third quarter of 2005 to reduce inventories. Segment expenses were $339.1 million for the first nine months of 2005, versus $290.4 million for the first nine months of 2004. Higher wood fiber costs and increased lumber shipments largely accounted for the increase over 2004.

The Pulp and Paperboard segment reported operating income for the first nine months of 2005 of $3.7 million, compared to $10.3 million for the first nine months of 2004. Segment net sales were $418.7 million for the first nine months of 2005, up from $401.1 million for the 2004 period. Paperboard net sales increased to $372.7 million, compared to $353.6 million in the first nine months of 2004. Selling prices were 8% higher than the same period a year ago, although shipments decreased 3% compared to the prior year’s first nine months. Pulp sales (including intersegment sales) were lower for the first nine months of 2005, totaling $45.3 million, compared to $47.4 million for the same period in 2004. The decrease in pulp sales for the 2005 period was due to an 8% decrease in selling prices, partially offset by increased shipments. Segment expenses were $415.0 million for the first nine months of 2005, compared to $390.8 million in the first nine months of 2004. The increase primarily reflected higher chemical, wood fiber and energy costs. Operating income for the first nine months of 2004 included $3.0 million received from the bankruptcy liquidation of Beloit Corporation.

The Consumer Products segment reported operating earnings of $4.1 million for the first nine months of 2005, compared to a loss of $10.0 million for the first nine months of 2004. Segment net sales were $281.2 million for the first nine months of 2005, 17% higher than the $239.5 million recorded for the 2004 period. The increase in net sales was due to an 11% increase in selling prices and a 6% increase in product shipments compared to the prior year period. Shipments were positively affected by sales of our new ultra through-air-dried towel product and increased demand for facial and bathroom tissues. Segment expenses were higher for the first nine months of 2005, totaling $277.1 million, versus $249.5 million in the first nine months of 2004. Increased product shipments and higher packaging, transportation and outside converting costs contributed to the increase. Segment expenses for the first nine months of 2004 included a pre-tax charge of $1.2 million for a workforce reduction.

Liquidity and Capital Resources

At September 30, 2005, our financial position included long-term debt of $335.4 million, including current installments on long-term debt of $2.4 million. Long-term debt at September 30, 2005 (including current installments) declined slightly from the balance at December 31, 2004 of $336.5 million due to normal repayments on maturing debt of $1.1 million. Stockholders’ equity for the first nine months of 2005 increased $20.6 million, largely due to net earnings of $23.0 million and the utilization of treasury stock upon exercise of employee stock options for an aggregate consideration of $10.9 million, which were partially offset by dividend payments of $13.1 million. The ratio of long-term debt (including current installments) to stockholders’ equity was .48 to 1 at September 30, 2005, compared to .50 to 1 at December 31, 2004.

Scheduled payments due on long-term debt during each of the five years subsequent to December 31, 2005, are as follows:

(Dollars in thousands)
2006	$2,358
2007	6,159
2008	209
2009	100,410
2010	11

Working capital totaled $237.2 million at September 30, 2005, a decrease of $17.8 million from December 31, 2004. The significant changes in the components of working capital are as follows:

•	Short-term investments decreased $60.9 million. Positive cash flow from increased operating earnings not immediately needed for operations was more than offset by cash used for capital expenditures and dividends, resulting in a decrease in cash invested in short-term bank instruments.

•	Receivables increased $11.6 million primarily as a result of higher trade receivables due to a corresponding increase in customer sales. The receipt of payment on an income tax receivable related to a 2004 overpayment of taxes partially offset the increase in trade receivables.

•	Inventories increased $34.2 million largely due to an increase in log, lumber and pulp inventories. The increased log inventories were primarily due to the establishment of log inventories at our Gwinn, Michigan mill, combined with exceptionally wet weather conditions in Arkansas in late 2004 that curtailed logging operations and reduced 2004 year-end log inventories below normal seasonal levels. The increase in lumber inventories was primarily attributable to the establishment of a finished goods inventory at the Gwinn, Michigan mill. Pulp inventories increased as a result of market-related conditions.

•	Accounts payable and accrued liabilities increased $5.7 million due to an increase in trade accounts payable, partially offset by a decrease in accrued taxes.

Net cash provided by continuing operations for the first nine months of 2005 totaled $44.1 million, compared with $131.2 million for the same period in 2004. Cash used for working capital changes in 2005, versus cash provided by working capital changes in 2004, was largely responsible for the unfavorable comparison. Net earnings from continuing operations of $23.0 million in 2005, versus net earnings from continuing operations of $25.0 million in 2004, and lower depletion and amortization expense also contributed to the unfavorable comparison. The lower earnings were generally due to lower results for the Wood Products and Pulp and Paperboard segments.

For the nine months ended September 30, 2005, net cash used for investing was $36.7 million, compared to $741.8 million for the first nine months of 2004. In 2005, a decrease in our short-term investments provided $60.9 million in cash, as discussed above, which was more than offset by capital spending of $91.2 million. Capital spending in 2005 included $22.5 million for the purchase of the Gwinn, Michigan, lumber mill, $5.8 million in additional equipment and installation costs associated with our tissue converting facility in Elwood, Illinois, and $5.4 million toward the replacement of dry kilns at our lumber operation in Lewiston, Idaho. The balance of capital spending in the first nine months of 2005 focused on forest resources and various projects designed to improve product quality and manufacturing efficiency. Cash was used in the first nine months of 2004 primarily for increasing short-term investments and for capital spending projects.

Net cash used for financing totaled $4.1 million for the nine months ended September 30, 2005, compared with cash provided by financing of $26.2 million during the same period in 2004. The majority of cash used for financing in 2005’s first nine months resulted from dividend payments of $13.1 million, which were partially offset by the issuance of treasury stock totaling $10.9 million related to the exercise of stock options. The majority of the cash provided in 2004 was from the issuance of treasury stock related to the exercise of employee stock options and an increase in book overdrafts, partially offset by the payment of dividends.

Cash generated from discontinued operations in the first nine months of 2004 totaled $586.5 million, which was largely related to operating results for our former OSB operations and the sale of the OSB operations in September 2004. There were no discontinued operations in the first nine months of 2005.

In connection with our planned REIT conversion, we expect to increase our regular annual distribution rate from an aggregate amount of approximately $17.5 million in 2005 to approximately $76 million in 2006. Based on historical operating results and taking into account planned increases in harvest activities on our Idaho timberlands and on our Boardman, Oregon hybrid poplar farm, we expect to fund these annual distributions entirely or predominantly using the cash flows from our REIT-qualifying timberland operations, although we anticipate that it may be necessary to utilize some short-term borrowing to fully fund distributions in the first half of each year as a result of the lower harvest activity during winter and early spring. Significant decreases in timber prices or other factors that materially adversely affect the cash flows from our timberlands could result in our inability to maintain the proposed initial REIT distribution rate. In addition, the rules with which we must comply to maintain our status as a REIT will limit our ability to use dividends from our manufacturing businesses for the payment of stockholder distributions. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from our manufacturing operations and other non-qualifying types of income. Our board of directors, in its sole discretion, will determine the actual amount of distributions to be made to stockholders based on consideration of all relevant factors, including our results of operations and cash flows.

Our current unsecured bank credit facility, which expires June 28, 2007, is comprised of a revolving line of credit of up to $125 million, including a $35 million subfacility for letters of credit and a $10 million subfacility for swing line loans. Usage under either or both subfacilities reduces availability under the revolving line of credit. As of September 30, 2005, there were no borrowings outstanding under the revolving line of credit; however, approximately $9.8 million of the letter of credit subfacility was being used to support several outstanding letters of credit. Outstanding loans under the credit facility bear interest at LIBOR plus between 0.875% and 1.625% for LIBOR loans and a base rate, effectively equal to the bank’s prime rate, plus up to 0.625%, for other loans. We are eligible to borrow under the credit facility at LIBOR plus 0.875%.

The agreement governing our credit facility contains certain covenants that, among other things, limit to a certain degree our ability and our subsidiaries’ ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, pay dividends, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. The credit facility also contains financial maintenance covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement, and a minimum interest coverage ratio. Events of default under the credit facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, material adverse judgments, actual or asserted invalidity of security interests or loan documentation, and certain change of control events involving our company. As of September 30, 2005, we were in compliance with the covenants of our credit facility.

In connection with the REIT conversion, we expect to enter into an amended and restated credit facility, which we expect will provide a revolving line of credit of up to $175 million. Amendment of the existing credit facility will require approval by the participating banks.

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

On October 27, 2005, Standard & Poor’s Ratings Services (S&P) downgraded our senior unsecured debt from BB+ to BB. Since the first quarter of 2003, Fitch, Inc. has rated our senior unsecured debt at BB+. Moody’s Investors Service Inc. has rated our senior unsecured debt at Ba1 and our senior secured subordinated debt at Ba2 since October 2004. Both Fitch and Moody’s affirmed their ratings, with stable outlooks, in October 2005. The interest rate we pay on some of our debt is influenced by our credit ratings. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk on pages 31-32 for additional information.

It is our practice to periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we consider and plan to continue to consider, among other things, adjustments to our capital expenditures and overall spending, the expanding or restructuring of our operations to achieve greater efficiencies, and the disposition of assets that may have greater value to others, as in the sale of our OSB operations in 2004. There can be no assurance that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position.

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Changes in Statements of Operations

(Dollars in thousands)

	Quarter Ended September 30			Nine Months Ended September 30
	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Net sales	$404,662	$370,100	9%	$1,108,505	$1,029,874	8%
Costs and expenses:
Depreciation, amortization and cost of fee timber harvested	23,449	22,465	4%	64,151	66,796	(4%)
Materials, labor and other operating expenses	337,563	275,564	22%	924,931	821,738	13%
Selling, general and administrative expenses	19,197	20,668	(7%)	62,357	63,654	(2%)
Restructuring charge	—	—	—	—	1,193	*
Earnings from operations	24,453	51,403	(52%)	57,066	76,493	(25%)
Interest expense	(7,236)	(12,484)	(42%)	(21,722)	(36,822)	(41%)
Interest income	514	1,078	(52%)	1,827	1,697	8%
Provision for taxes	6,641	15,798	(58%)	14,125	16,340	(14%)
Earnings from continuing operations	11,090	24,199	(54%)	23,046	25,028	(8%)
Discontinued operations:
Earnings from discontinued operations	—	306,857	*	—	423,480	*
Income tax provision	—	121,209	*	—	167,275	*
Net earnings	$11,090	$209,847	(95%)	$23,046	$281,233	(92%)

*	Not a meaningful figure.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2005, we had no borrowings outstanding under our unsecured bank credit facility. The interest rates applied to borrowings under the credit facility are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. We do not attempt to mitigate the effects of short-term interest rate fluctuations on our credit facility borrowings through the use of derivative financial instruments.

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

We currently have $100 million of credit sensitive debentures outstanding that pay interest to the debt holder based upon our credit ratings as established by S&P or Moody’s. The following table denotes the interest rate applicable based on various credit ratings:

Ratings
Moody’s	S&P	Applicable Rate(%)
Aaa	AAA	8.825
Aa1 – Aa3	AA+ - AA-	8.925
A1 – Baa2	A+ - BBB	9.125
Baa3	BBB-	9.425
Ba1	BB+	12.500
Ba2	BB	13.000
Ba3	BB-	13.500
B1 or lower	B+ or lower	14.000

On October 27, 2005, S&P announced that it had lowered our senior unsecured debt rating to BB from BB+. The rating downgrade caused the interest rate on our credit sensitive debentures to increase from 12.5% to 13.0%, effective October 27, 2005. Since October 2004, Moody’s has rated our senior unsecured debt at Ba1. Moody’s affirmed this rating, with a stable outlook, in October 2005.

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

In October 2004, our board of directors authorized the repurchase of approximately $75 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty. In November 2004, we repurchased 1,560,397 shares for $75.4 million, or approximately $48.29 per share, subject to adjustment as described below. In connection with the repurchase, the counterparty purchased shares for its own account in the open market over a nine-month period, which ended in August 2005. At the end of that period, we paid a price adjustment based on the difference between the volume weighted average price of shares traded during the period and the initial price paid for the shares in November 2004. Approximately 808,900 of the shares purchased through the accelerated stock repurchase program were subject to a collar, which set a minimum and maximum price for shares repurchased, for the purpose of limiting the price adjustment. The price adjustment for the remainder of the shares was not subject to any limitation. We had the option of paying the price adjustment in cash or by the issuance of common stock. During the third quarter of 2005, we paid $1.9 million in cash to the counterparty to settle our obligation under the stock repurchase program.

The following table discloses quantitative information about market risks:

	Expected Maturity Date (as of September 30, 2005)
(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt:
Fixed rate	$—	$2,358	$6,159	$209	$100,410	$226,308	$335,444
Average interest rate	—%	6.3%	6.1%	6.9%	12.5%	7.0%	8.6%
Fair value at 09/30/05							$376,423

ITEM 4.	Controls and Procedures

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

In September, 2004, we sold three oriented strand board mills located in Minnesota to Ainsworth Lumber Co. Ltd. for approximately $452 million. On September 28, 2005, Ainsworth Lumber Co. Ltd. notified us by letter of its claims under the indemnification provisions in the Asset Purchase Agreement between us and Ainsworth. The claims involve alleged breaches of representations and warranties regarding the condition of certain of the assets sold to Ainsworth. The amount Ainsworth is claiming exceeds the $60 million indemnity limitation provided in the Asset Purchase Agreement. Ainsworth has not furnished us with sufficient information to enable us to fully investigate and evaluate the validity of the claims, although we have no reason to believe that the claims are meritorious. We expect to vigorously contest any lawsuit that may be brought asserting these claims.

ITEM 6.	Exhibits

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
Terry L. Carter
Controller
(Duly Authorized; Principal
Accounting Officer)

Date: November 9, 2005

POTLATCH CORPORATION AND CONSOLIDATED SUBSIDIARIES

Exhibit Index

Exhibit	PART II
(4)	Registrant undertakes to file with the Securities and Exchange Commission, upon request, any instrument with respect to long-term debt.

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

(32)	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350